Form 10-Q
period 1995-10-31
MANATRON INC
filed 1995-12-15
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


          ___  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          _X_  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 31, 1995

          ___  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
          ___  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______


                         Commission File  0-015264


                              MANATRON, INC.
          (Exact name of registrant as specified in its charter)



                    MICHIGAN                      38-1983228
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)      Identification No.)


              2970 SOUTH 9TH STREET
               KALAMAZOO, MICHIGAN                   49009
    (Address of principal executive offices)      (Zip Code)


                              (616) 375-5300
           (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__.  No _____.

          The number of shares outstanding of registrant's common stock, no par value, at December 14, 1995, was 2,988,996 shares.






PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        OCTOBER 31,               APRIL 30,
                                                           1995                     1995
   ASSETS

CURRENT ASSETS:
 Cash and equivalents                                  $   238,895             $   437,327
 Receivables, net                                        7,185,181               9,320,446
 Revenues earned in excess of billings
   and retainages on long-term contracts                 2,233,451               2,354,048
 Inventories                                               752,097                 732,321
 Refundable income taxes                                   566,832                       -
 Other current assets                                      480,816                 409,978

      Total current assets                              11,457,272              13,254,120

NET PROPERTY AND EQUIPMENT                               2,329,292               2,774,141

OTHER ASSETS:
 Long-term receivables, less current portion             1,488,452               1,345,821
 Officers' receivable                                      421,340                 429,965
 Computer software development costs, net                1,065,674               1,090,651
 Goodwill, net                                           1,362,412               1,454,828
 Other, net                                                503,876                 638,664

      Total other assets                                 4,841,754               4,959,929

                                                       $18,628,318             $20,988,190
 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                     $   125,000             $   180,000
 Accounts payable                                          878,454               1,297,307
 Billings in excess of revenues earned on
   long-term contracts                                   1,512,462               1,459,054
 Billings for future services                            1,858,989               2,241,923
 Accrued liabilities                                     2,206,215               1,658,421
 Restructuring reserve (Note 4)                          1,014,377                       -

      Total current liabilities                          7,595,497               6,836,705

DEFERRED INCOME TAXES                                      368,000                 368,000


LONG-TERM DEBT                                           4,491,000               4,784,000

OTHER LONG-TERM LIABILITIES (Note 4)                       665,099                       -

SHAREHOLDERS' EQUITY:
 Common stock                                            5,867,111               5,703,386
 Retained earnings                                         692,854               3,296,099
 Deferred compensation                                    (620,190)                      -
 Other                                                    (431,053)                      -

      Total shareholders' equity                         5,508,722               8,999,485

                                                       $18,628,318             $20,988,190

  See accompanying notes to consolidated condensed financial statements.




































                       -2-

                                                  MANATRON, INC. AND SUBSIDIARIES

                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         OCTOBER 31,                           OCTOBER 31,
                                                    1995            1994                1994               1995
NET REVENUES                                    $ 5,595,034      $ 5,524,307         $11,314,666       $10,153,397

COST OF REVENUES                                  3,711,858        3,313,635           7,504,899         5,847,084

     Gross profit                                 1,883,176        2,210,672           3,809,767         4,306,313

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        2,542,180        1,899,236           4,833,705         3,786,000

RESTRUCTURING CHARGE (Note 4)                     1,598,004                -           1,598,004                 -

     Income (loss) from operations               (2,257,008)         311,436          (2,621,942)          520,313

OTHER EXPENSE, net                                  (88,045)         (35,238)           (181,303)          (44,099)

     Income (loss) before provision
        (credit) for federal income taxes        (2,345,053)         276,198          (2,803,245)          476,214

PROVISION (CREDIT) FOR FEDERAL INCOME
  TAXES (Note 5)                                    (63,500)          12,000            (200,000)          195,000

NET INCOME (LOSS)                               $(2,281,553)     $   164,198         $(2,603,245)      $   281,214

EARNINGS (LOSS) PER SHARE                       $      (.76)     $       .06         $      (.88)      $       .10

WEIGHTED AVERAGE SHARES OUTSTANDING               2,986,694        2,932,423           2,966,658         2,930,501

      See accompanying notes to consolidated condensed financial statements.













                       -3-

                     MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                    SIX MONTHS ENDED
                                                                       OCTOBER 31,
                                                               1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $ (2,603,245)         $  281,214
 Adjustments to reconcile net income (loss) to net
   cash and equivalents provided by operating
   activities
     Depreciation and amortization                              832,790             751,885
     Gain on disposition of property
       and equipment                                             (7,800)                  -
     Decrease (increase) in assets:
       Receivables, net                                       2,135,265            (107,290)
       Revenues earned in excess of billings and
         retainages                                             120,597                   -
       Refundable income taxes (Note 5)                        (566,832)                  -
       Inventories                                              (11,471)            357,431
       Other current assets                                     (70,838)             60,977
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                 128,941              53,408
       Billings in excess of revenues earned                    359,717                   -
       Billings for future services                            (382,934)            (26,810)
       Restructuring charges                                  1,248,423                   -

         Net cash and equivalents provided by
           operating activities                                 876,304           1,677,124

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of property and equipment                   28,303                        -
 Net additions to property and equipment                       (200,325)           (535,450)
 Investments in computer software                              (140,511)           (411,459)
 Decrease in long-term notes receivable                        (134,006)                  -
 Increase (decrease) in other assets                            195,016                   -

         Net cash and equivalents used for investing
           activities                                          (251,523)           (946,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                        24,787              64,495
 Purchase of common stock for ESOP                             (500,000)                  -
 Reduction of debt                                             (348,000)           (600,000)

         Net cash and equivalents provided
           by (used for) financing activities                  (823,213)           (534,505)

                                       -4-
CASH AND EQUIVALENTS:
 (Decrease) increase                                           (198,432)            195,710
 Balance at beginning of period                                 437,327             164,445

 Balance at end of period                                  $    238,895          $  360,155

  See accompanying notes to consolidated condensed financial statements.












































                       -5-
                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  GENERAL INFORMATION

        The consolidated condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1995, as filed with the Securities and Exchange Commission on July 28, 1995. There have been no significant changes in such information since the date of such Form 10-K.

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
          (a) the financial position of the Registrant as of October 31, 1995, and April 30, 1995, and (b) the results of its operations for the six-months ended October 31, 1995 and 1994, and (c) cash flows for the six-months ended October 31, 1995 and 1994.

(2)  ACQUISITION OF SABRE SYSTEMS

        On July 28, 1995, the Company reached a final resolution of the closing net asset statement related to its purchase of Sabre Systems. As a result, the purchase price was reduced from $4,000,000 to $3,900,000.

(3)  EMPLOYEE STOCK OWNERSHIP PLAN

        On June 29, 1995, the Company established a leveraged Employee Stock
          Ownership Plan (the "ESOP") covering substantially all of its employees. The ESOP purchased 142,858 common shares from the Company's chairman, president and chief executive officer for $3.50 per share. The ESOP borrowed $500,000 from a bank to finance the stock purchase. The Company has guaranteed the ESOP's loan and is obligated to make contributions sufficient to enable the ESOP to repay the loan, including interest. The loan is repayable in



                       -6-
                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(3)  EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

          quarterly installments of $25,000, beginning September 30, 1995, plus interest at the bank's prime rate. This obligation has been recorded as a liability and a like amount, considered deferred compensation, has been recorded as a reduction of shareholders' equity in the accompanying consolidated condensed financial statements.

        As of October 31, 1995, 7,142 common shares have been released for allocation to ESOP participants. As a result, the fair market value of these shares has been recorded as compensation expense in the accompanying consolidated condensed financial statements.

(4)  SEVERANCE AGREEMENT

        The Company and Allen F. Peat entered into an agreement, effective as of October 17, 1995, setting forth the terms pursuant to which Mr. Peat retired as Chairman, President and Chief Executive Officer. The agreement terminated Mr. Peat's five-year employment agreement and provided for severance compensation, deferred compensation and other payments totalling approximately $1.3 million to be paid through December of 1999.

        The present value of these payments plus legal and professional costs associated with the restructuring of the Company has been expensed in the accompanying consolidated condensed statements of operations. In addition, the Company assumed and agreed to pay on March 15, 1996 the third and final installment of approximately $750,000 owed by Mr. Peat to Ronald D. Stoynoff pursuant to a stock purchase agreement between the two parties. In exchange for assuming the obligation, the Company will be receiving from Mr. Peat approximately 150,000 shares of Manatron common stock. The Company and Mr. Stoynoff are currently discussing alternative approaches for funding this obligation.

        The remaining obligations under this agreement as of October 31, 1995 have been appropriately classified as current or long-term liabilities in the accompanying consolidated condensed financial statements. The fair market value of the stock to be received is approximately $430,000 and is recorded in shareholders' equity in the accompanying consolidated condensed financial statements. The $320,000 difference between the stock value and the total assumed obligation of $750,000 is considered compensation expense and, accordingly, is included in the restructuring charge.

                       -7-
(5)  FEDERAL INCOME TAXES

        As a result of the $2,803,245 pretax loss for the six months ended
          October 31, 1995, the Company has generated a net operating loss carryforward of approximately $2 million that is available to offset taxable income in future periods. This future tax benefit is not reflected in the accompanying consolidated condensed financial statements because the Company has elected to record a valuation allowance equal to the net operating loss carryforward.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net revenues of $5,595,034 for the three months ended October 31, 1995 have remained fairly flat in comparison to the $5,524,307 of net revenues that were reported for the comparable quarter in the prior year. Year to date net revenues of $11,314,666 for the six month period ended October 31, 1995, are 11% higher than the $10,153,397 of net revenues that were reported in the first half of the prior year. These amounts include revenues from computer hardware and software shipments, revenues from sales of computer forms and supplies, and revenues from various related services such as mass real estate appraisal, digitizing maps, hardware maintenance, software support, training, laser printing and internal data processing.

Approximately $4.3 million of the net revenues for the six months ended October 31, 1995, can be attributed to the contribution from the Sabre business that was acquired on November 11, 1994. Sabre provides mass real estate appraisal services for local governments in addition to the traditional products and services offered by the Company. This increase in net revenue has been mostly offset by a $1.1 million decrease in hardware sales, a $1 million decrease in software sales and a $900,000 reduction in E911 service revenues. The decreases in hardware and software sales are due to a reduction in order volume caused in part by increased competition, market pressures on existing products and delays related to the introduction of the Company's new fourth generation products. The reduction in E911 service revenues was anticipated as the Company has completed most of these long-term projects and has not pursued any new ones.

Cost of revenues for the three months ended October 31, 1995, increased 12% to $3,711,858 over the comparable prior year amount of $3,313,635. Year to date cost of revenues have increased by 28% to $7,504,899 over the comparable prior year amount of $5,847,084. The increase in cost of revenues is due to the increase in revenues noted above and a reduction in the Company's gross profit margin from 42% in the prior year to 34% for the current year. This margin reduction is primarily due to the decrease in software sales noted above as well as the impact from the mass real estate


                       -8-
appraisal contracts, which typically have a much lower margin than software sales. Additionally, the current year margins on the appraisal contracts have been negatively impacted by higher than anticipated integration costs, a couple of problem jobs that were a part of the acquisition and the fact that Sabre is in the flat part of its sales cycle.

Selling, general and administrative expenses have increased by 34% to $2,542,180 for the three months ended October 31, 1995, compared to the $1,899,236 that was incurred in the comparable quarter of the prior year. In addition, year to date selling, general and administrative expenses are up 28% to $4,833,705 from $3,786,000 for the first half of the prior year. These increases are primarily due to the additional personnel and related expenses associated with the Sabre acquisition since the prior year periods do not reflect any of these costs.

In addition to its normal operating expenses, the Company recorded a nonrecurring management restructuring charge of $1.6 million during the three months ended October 31, 1995. This expense is related to the retirement of Allen F. Peat as Chairman, Chief Executive Officer and President as previously described in Note 4 of this report.

As a result of the factors noted above, the Company reported operating losses of $2,257,008 for the three months and $2,621,942 for the six months ended October 31, 1995, verses operating income of $311,436 and $520,313 for the comparable periods in the prior year. In addition, interest expense which is included in other expense, has increased from $83,000 to $217,000 because of increased borrowings to fund the acquisition of Sabre.

The Company's provision (credit) for federal income taxes generally fluctuates with the level of pretax income (loss). The tax credits for the three and six month periods ended October 31, 1995, do not reflect the tax effect of the entire loss since the Company has not recorded a future tax benefit related to its net operating loss carryforward of approximately $2 million. As a result, the Company's effective tax rate is substantially lower than the statutory rate of 34%. In addition, the effective tax rate has been adjusted for non-deductible goodwill amortization related to the Company's acquisitions of ATEK and Specialized Data Systems, Inc.

As a result of the factors noted above, the Company reported a net loss of $2,281,553 or $.76 per share for the three months ended October 31, 1995, verses net income of $164,198 or $.06 per share for the comparable quarter in the prior year. In addition, the Company is reporting a net loss for the six months ended October 31, 1995, of $2,603,245 or $.88 per share verses net income of $281,214 or $.10 per share for the prior year half. Weighted average shares outstanding for both periods presented has increased slightly over the prior year because additional shares of the Company's common stock have been purchased or granted through employee stock plans.




                       -9-
FINANCIAL CONDITION AND LIQUIDITY

Working capital of $3,861,775 at October 31, 1995, has decreased significantly compared to the April 30, 1995, amount of $6,417,415. These levels reflect current ratios of 1.51 and 1.94, respectively. The decrease is primarily due to the reduction in revenues noted above which has resulted in lower receivables. In addition, the cash generated from the collection of receivables has been used to reduce the Company's long-term revolving credit line which is approximately $700,000 lower at October 31, 1995, than it was at April 30, 1995.

Shareholders' equity at October 31, 1995, decreased by $3,490,763 to $5,508,722 from the balance reported at April 30, 1995, primarily because of the $2,603,245 net loss. In addition, the leveraged ESOP transaction and a portion of the severance transaction described previously have been recorded as an offset to equity. As a result, book value per share has decreased to $1.84 as of October 31, 1995, from $3.06 at April 30, 1995.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures which were approximately $200,000 for the six months ended October 31, 1995, are lower than the prior year amount of approximately $535,000 due to the fact that a $200,000 building was purchased in the prior year. They relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Net capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months. In addition, the Company's cash and investment balances have decreased by approximately $2 million and over $5 million of borrowings were made under the Company's revolving credit agreement during the past two years to fund working capital and the purchase price of the acquisitions. As of October 31, 1995, the Company owed $4,116,000 on its revolving credit agreement. Despite these significant uses of cash, it is anticipated that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

The Company cannot precisely determine the effect of inflation on its business. The Company continues, however, to experience relatively stable costs for its inventory as the computer hardware market is very competitive. Inflationary price increases related to labor and overhead will have a negative effect on the Company's cash flow and net income to the extent that they cannot be offset through improved productivity and price increases.



                      -10-
Part II. - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     A.   October 12, 1995 Annual Meeting of Shareholders

     B.   Newly elected Directors:
          Gene Bledsoe
          Allen F. Peat
          Jane M. Rix
          Melvin J. Trumble
          Harry C. Vorys

       Directors whose term of office continued after the Meeting:
          Richard J. Holloman
          Douglas A. Peat
          Randall L. Peat
          Paul R. Sylvester
          Stephen C. Waterbury

     C. The shareholders approved the 1995 Long-Term Incentive Plan, a copy of which was included with the Company's 1995 proxy statement that was mailed on or about September 20, 1995.

     Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits

          (27)  Financial Data Schedule

     B. On November 13, 1995, the Registrant filed a Form 8-K current report pursuant to the Securities and Exchange Act of 1934. The report was filed in conjunction with Mr. Allen F. Peat's retirement as President, Chief Executive Officer and Chairman of the Company which became effective October 17, 1995. The Form 8-K current report included a copy of the agreement setting forth the terms pursuant to which Mr. Peat retired.














                      -11-
                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 14, 1995             By /S/ RANDALL L. PEAT
                                        Randall L. Peat
                                        Chairman and Director (Principal
                                           Executive Officer)


Date:  December 14, 1995             By /S/ PAUL R. SYLVESTER
                                        Paul R. Sylvester
                                        Vice President - Finance
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)































                      -12-
                               EXHIBIT INDEX

     EXHIBIT
     NUMBER         DOCUMENT

     27        Financial Data Schedule