Form 10-Q/A
period 1995-10-31
MANATRON INC
filed 1995-12-20
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A
                        AMENDMENT NO. 1 TO FORM 10-Q

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




































                       -2-

                                                  MANATRON, INC. AND SUBSIDIARIES

                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         OCTOBER 31,                           OCTOBER 31,
                                                    1995            1994                1995               1994
NET REVENUES                                    $ 5,595,034      $ 5,524,307         $11,314,666       $10,153,397

COST OF REVENUES                                  3,711,858        3,313,635           7,504,899         5,847,084

     Gross profit                                 1,883,176        2,210,672           3,809,767         4,306,313

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        2,542,180        1,899,236           4,833,705         3,786,000

RESTRUCTURING CHARGE (Note 4)                     1,598,004                -           1,598,004                 -

     Income (loss) from operations               (2,257,008)         311,436          (2,621,942)          520,313

OTHER EXPENSE, net                                  (88,045)         (35,238)           (181,303)          (44,099)

     Income (loss) before provision
        (credit) for federal income taxes        (2,345,053)         276,198          (2,803,245)          476,214

PROVISION (CREDIT) FOR FEDERAL INCOME
  TAXES (Note 5)                                    (63,500)         112,000            (200,000)          195,000

NET INCOME (LOSS)                               $(2,281,553)     $   164,198         $(2,603,245)      $   281,214

EARNINGS (LOSS) PER SHARE                       $      (.76)     $       .06         $      (.88)      $       .10

WEIGHTED AVERAGE SHARES OUTSTANDING               2,986,694        2,932,423           2,966,658         2,930,501

      See accompanying notes to consolidated condensed financial statements.













                       -3-

                     MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                    SIX MONTHS ENDED
                                                                       OCTOBER 31,
                                                               1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $ (2,603,245)         $  281,214
 Adjustments to reconcile net income (loss) to net
   cash and equivalents provided by operating
   activities
     Depreciation and amortization                              832,790             751,885
     Gain on disposition of property
       and equipment                                             (7,800)                  -
     Decrease (increase) in assets:
       Receivables, net                                       2,135,265            (107,290)
       Revenues earned in excess of billings and
         retainages                                             120,597                   -
       Refundable income taxes (Note 5)                        (566,832)                  -
       Inventories                                              (11,471)            357,431
       Other current assets                                     (70,838)             60,977
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                 128,941             359,717
       Billings in excess of revenues earned                     53,408                   -
       Billings for future services                            (382,934)            (26,810)
       Restructuring charges                                  1,248,423                   -

         Net cash and equivalents provided by
           operating activities                                 876,304           1,677,124

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of property and equipment                   28,303                   -
 Net additions to property and equipment                       (200,325)           (535,450)
 Investments in computer software                              (140,511)           (411,459)
 Decrease in long-term notes receivable                        (134,006)                  -
 Increase (decrease) in other assets                            195,016                   -

         Net cash and equivalents used for investing
           activities                                          (251,523)           (946,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                        24,787              64,495
 Purchase of common stock for ESOP                             (500,000)                  -
 Reduction of debt                                             (348,000)           (600,000)

         Net cash and equivalents provided
           by (used for) financing activities                  (823,213)           (534,505)

                                       -4-
CASH AND EQUIVALENTS:
 (Decrease) increase                                           (198,432)            195,710
 Balance at beginning of period                                 437,327             164,445

 Balance at end of period                                  $    238,895          $  360,155

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



   Date:  December 20, 1995          By /S/ RANDALL L. PEAT
                                        Randall L. Peat
                                        Chairman and Director (Principal
                                           Executive Officer)


   Date:  December 20, 1995          By /S/ PAUL R. SYLVESTER
                                        Paul R. Sylvester
                                        Vice President - Finance
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)































                      -12-
                               EXHIBIT INDEX

     EXHIBIT
     NUMBER         DOCUMENT

     27        Financial Data Schedule