Form 10-Q
period 1996-01-31
MANATRON INC
filed 1996-03-18
CIK 798736

___________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
___________________________________________________________________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended January 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________________ to
               ________________


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

          The number of shares outstanding of registrant's common stock, no par value, at March 15, 1996, was 2,992,921 shares.


___________________________________________________________________________




PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     JANUARY 31,               APRIL 30,
                                                        1996                     1995
                         ASSETS
CURRENT ASSETS:
 Cash and equivalents                              $    287,674             $    437,327
 Receivables, net                                     6,800,900                9,320,446
 Revenues earned in excess of billings and
   retainages on long-term contracts                  2,509,311                2,354,048
 Inventories                                            580,490                  732,321
 Other current assets                                 1,029,307                  409,978
               Total current assets                  11,207,682               13,254,120

NET PROPERTY AND EQUIPMENT                            2,143,845                2,774,141

OTHER ASSETS:
 Long-term receivables, less current portion          1,590,299                1,345,821
 Officers' receivable                                   380,711                  429,965
 Computer software development costs, net             1,007,065                1,090,651
 Goodwill, net                                        1,316,204                1,454,828
 Other, net                                             433,777                  638,664
               Total other assets                     4,728,056                4,959,929
                                                   $ 18,079,583             $ 20,988,190

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                 $    100,000             $    180,000
 Accounts payable                                     1,118,032                1,297,307
 Billings in excess of revenues earned on
   long-term contracts                                1,610,207                1,459,054
 Billings for future services                         1,714,853                2,241,923
 Accrued liabilities                                  2,332,537                1,658,421
 Restructuring reserve (Note 4)                         984,572                     -
               Total current liabilities              7,860,201                6,836,705

DEFERRED INCOME TAXES                                   368,000                  368,000

LONG-TERM DEBT                                        3,945,000                4,784,000

OTHER LONG-TERM LIABILITIES (Note 4)                    622,989                     -



SHAREHOLDERS' EQUITY:
 Common stock                                         5,856,821                5,703,386
 Retained earnings                                      443,006                3,296,099
 Deferred compensation                                 (585,381)                    -
 Other                                                 (431,053)                    -
               Total shareholders' equity             5,283,393                8,999,485
                                                   $ 18,079,583             $ 20,988,190

  See accompanying notes to consolidated condensed financial statements.











































                                  MANATRON, INC. AND SUBSIDIARIES

                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               JANUARY 31,                           JANUARY 31,
                                                         1996               1995               1996               1995
NET REVENUES                                        $  6,637,705       $  7,196,532       $ 17,952,371       $ 17,349,929

COST OF REVENUES                                       4,250,513          4,494,335         11,755,412         10,341,419

          Gross profit                                 2,387,192          2,702,197          6,196,959          7,008,510

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           2,533,020          2,338,559          7,366,725          6,124,559

RESTRUCTURING CHARGE (Note 4)                               -                  -             1,598,004               -

          Income (loss) from operations                 (145,828)           363,638         (2,767,770)           883,951

OTHER EXPENSE, net                                      (104,020)           (87,502)          (285,323)          (131,601)

          Income (loss) before provision
            (credit) for federal income taxes           (249,848)           276,136         (3,053,093)           752,350

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES
   (Note 5)                                                 -               107,000           (200,000)           302,000

NET INCOME (LOSS)                                   $   (249,848)      $    169,136       $ (2,853,093)      $    450,350

EARNINGS (LOSS) PER SHARE                           $       (.08)      $        .06       $       (.96)      $        .15

WEIGHTED AVERAGE SHARES OUTSTANDING                    2,990,318          2,935,313          2,974,544          2,932,035

    See accompanying notes to consolidated condensed financial statements.













                       -2-

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                  NINE MONTHS ENDED
                                                                      JANUARY 31,
                                                             1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $ (2,853,093)          $   450,350
 Adjustments to reconcile net income
   (loss) to net cash and equivalents
   provided by operating activities
     Depreciation and amortization                         1,512,630             1,194,296
     Loss on disposition of property
       and equipment                                         111,074                  -
     Decrease (increase) in assets:
       Receivables, net                                    2,519,546              (622,365)
       Revenues earned in excess of
         billings and retainages                            (155,263)                 -
       Inventories                                           154,313               537,937
       Other current assets                                 (619,329)               35,335
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities              494,841               819,011
       Billings in excess of revenues earned                 151,153                  -
       Billings for future services                         (527,070)             (279,250)
       Restructuring charges                               1,176,508                  -

               Net cash and equivalents provided
                by operating activities                    1,965,310             2,135,314

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of property and equipment                30,324                  -
 Net additions to property and equipment                    (284,788)             (677,394)
 Investments in computer software                           (265,608)             (571,995)
 Cash paid for the acquisition of Sabre                         -               (4,000,000)
 Decrease in long-term notes receivable                     (195,224)                 -
 Increase in other assets                                      1,273                  -

               Net cash and equivalents used
                for investing activities                    (714,023)           (5,249,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                     18,060                70,863
 Purchase of common stock for ESOP                          (500,000)                 -
 Net increase (decrease) in debt                            (919,000)            3,587,532




                                      -3-
               Net cash and equivalents
                provided by (used for)
                financing activities                      (1,400,940)            3,658,395

CASH AND EQUIVALENTS:
 (Decrease) increase                                        (149,653)              544,320
 Balance at beginning of period                              437,327               164,445

 Balance at end of period                               $    287,674           $   708,765

  See accompanying notes to consolidated condensed financial statements.








































                       -4-
                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
___________________________________________________________________________

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of January 31, 1996, and April 30, 1995, and (b) the results of its operations for the three and nine-months ended January 31, 1996 and 1995, and (c) cash flows for the nine-months ended January 31, 1996 and 1995.

(2)  ACQUISITION OF SABRE SYSTEMS

     On July 28, 1995, the Company reached a final resolution of the closing net asset statement related to its purchase of Sabre Systems. As a result, the purchase price was reduced from $4,000,000 to $3,900,000.

(3)  EMPLOYEE STOCK OWNERSHIP PLAN

     On June 29, 1995, the Company established a leveraged Employee Stock Ownership Plan (the "ESOP") covering substantially all of its employees. The ESOP purchased 142,858 common shares from Allen F. Peat the Company's former chairman, president and chief executive officer for $3.50 per share. The ESOP borrowed $500,000 from a bank to finance the stock purchase. The Company has guaranteed the ESOP's loan and is obligated to make contributions sufficient to enable the ESOP to repay the loan, including interest. The loan is repayable in quarterly installments of $25,000, beginning September 30, 1995, plus interest at the bank's prime rate. As of the date of this report, two quarterly


                       -5-
                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
___________________________________________________________________________

(3)  EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

     installments have been made. The $450,000 balance is reflected as a liability and a like amount, considered deferred compensation, has been recorded as a reduction of shareholders' equity in the accompanying consolidated condensed balance sheets.

     As of January 31, 1996, 14,284 common shares have been released for allocation to ESOP participants. As a result, the fair market value of these shares at the time they were released, which aggregates approximately $33,000, has been recorded as compensation expense in the accompanying consolidated condensed statements of operations. The difference between this amount and the original cost of these shares, which is approximately $17,000, has been charged against paid in capital.

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

     The present value of these payments plus legal and professional costs associated with the restructuring of the Company, which approximates $1.3 million, is included in the $1.6 million restructuring charge that is reflected in the accompanying consolidated condensed statements of operations. In addition, the Company assumed and agreed to pay on March 15, 1996, the third and final installment of approximately $750,000 owed by Mr. Peat to Ronald D. Stoynoff pursuant to a stock purchase agreement between the two parties. In exchange for assuming the obligation, the Company will be receiving from Mr. Peat approximately 150,000 shares of Manatron common stock. On March 15, 1996, Mr. Stoynoff was paid the final installment of approximately $750,000 via a draw against the Company's revolving credit agreement.

     The remaining obligations under this agreement as of January 31, 1996, have been appropriately classified as current or long-term liabilities in the accompanying consolidated condensed financial statements. The fair market value of the stock to be received is approximately


                       -6-

                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
___________________________________________________________________________

     $430,000 and is recorded in shareholders' equity in the accompanying consolidated condensed balance sheets. The $320,000 difference between the fair market value of the stock and the total assumed obligation of $750,000 is considered compensation expense and, accordingly, is included in the $1.6 million restructuring charge.

(5)  FEDERAL INCOME TAXES

     After carrying back the $3,053,093 pretax loss for the nine months ended January 31, 1996, against taxable income in prior years, the Company will have a net operating loss carryforward of approximately $2.4 million that is available to offset taxable income in future periods. The future tax benefit of approximately $800,000 related to this net operating loss carryforward is not reflected in the accompanying consolidated condensed financial statements because the Company has elected to record a valuation allowance against this amount.





























                       -7-
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Net revenues of $6,637,705 for the three months ended January 31, 1996, have decreased by 8% in comparison to the $7,196,532 of net revenues that were reported for the comparable quarter in the prior year. Year to date net revenues of $17,952,371 for the nine month period ended January 31, 1996, are 3% higher than the $17,349,929 of net revenues that were reported in the prior year nine month period ending January 31, 1995. These amounts include revenues from computer hardware and software shipments, revenues from sales of computer forms and supplies, and revenues from various related services such as mass real estate appraisal, digitizing maps, hardware maintenance, software support, training, laser printing and internal data processing.

While net revenues for the quarter were down 8% in comparison with the prior year, they are approximately $1 million higher than the amounts reported for the first and second quarters of the current year. Approximately $4.4 million of incremental net revenues for the nine months ended January 31, 1996, can be attributed to the contribution from the Sabre business. Since Sabre was not acquired until November 11, 1994, the first and second quarters of the prior year do not reflect any revenue from that organization. Sabre provides mass real estate appraisal services for state and local governments in addition to the traditional products and services offered by the Company.

Sabre's contribution of additional net revenues has been mostly offset by an $850,000 decrease in hardware sales, a $1.1 million decrease in software sales and a $1.3 million reduction in E911 service revenues. The decreases in hardware and software sales are due to a reduction in order volume caused in part by increased competition, market pressures on existing products and delays related to the introduction of the Company's new fourth generation products. The reduction in E911 service revenues was anticipated as the Company has completed most of these long-term projects and has not pursued any new ones.

Cost of revenues for the three months ended January 31, 1996, decreased 5% to $4,250,513 over the comparable prior year amount of $4,494,335. Year to date cost of revenues have increased by 14% to $11,755,412 over the comparable prior year amount of $10,341,419. The decrease in cost for the quarter is primarily due to the decrease in revenues noted above. The increase in year to date cost of revenues is due to the increase in revenues noted above and a reduction in the Company's gross profit margin from 40% in the prior year to 35% for the current year.





                       -8-
This margin reduction is primarily due to the decrease in software sales noted above as well as the impact from the mass real estate appraisal contracts, which typically have a much lower margin than software sales. Additionally, the current year margins on the appraisal contracts have been negatively impacted by higher than anticipated integration costs, a couple of problem jobs that were a part of the acquisition and the fact that Sabre is in the flat part of its sales cycle. Sabre signed a $1.2 million long-term contract in January for appraisal and software services with Orangeburg, South Carolina and is expecting an upswing in its sales cycle during the next six to eighteen months.

Selling, general and administrative expenses have increased by 8% to $2,533,020 for the three months ended January 31, 1996, compared to the $2,338,559 that was incurred in the comparable quarter of the prior year. In addition, year to date selling, general and administrative expenses are up 20% to $7,366,725 from $6,124,559. These increases are primarily due to the additional personnel and related expenses associated with the Sabre acquisition since the first two quarters of the prior year do not reflect any of these costs.

In addition to its normal operating expenses, the Company recorded a nonrecurring management restructuring expense of approximately $1.6 million during the three months ended October 31, 1995. This expense was related to the retirement of Allen F. Peat as Chairman, Chief Executive Officer and President as previously described in Note 4 of this report.

As a result of the factors noted above, the Company reported operating losses of $145,828 for the three months and $2,767,770 for the nine months ended January 31, 1996, verses operating income of $363,638 and $883,951 for the comparable periods in the prior year. In addition, interest expense which is included in other expense, has increased from $192,000 to $335,000 because of borrowings that were made to fund the acquisition of Sabre noted in this and previous reports.

The Company's provision (credit) for federal income taxes generally fluctuates with the level of pretax income (loss). The tax credit for the nine month period ended January 31, 1996, does not reflect the tax effect of the entire loss for the nine month period since the Company has not recorded a future tax benefit related to its net operating loss carryforward of approximately $2.4 million as described in Note 5 of this report. In addition, the effective tax rate is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and Specialized Data Systems.

As a result of the factors noted above, the Company reported a net loss of $249,848 or $.08 per share for the three months ended January 31, 1996, verses net income of $169,136 or $.06 per share for the comparable quarter in the prior year. In addition, the net loss for the nine months ended January 31, 1996, is $2,853,093 or $.96 per share verses net income of


                       -9-
$450,350 or $.15 per share for the prior year. Weighted average shares outstanding for both periods presented has increased slightly over the prior year because additional shares of the Company's common stock have been purchased or granted through employee stock plans.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of $3,347,481 at January 31, 1996, has decreased significantly compared to the April 30, 1995, amount of $6,417,415. These levels reflect current ratios of 1.43 and 1.94, respectively. The decrease is primarily due to the reduction in revenues noted above which has resulted in lower receivables. In addition, the cash generated from the collection of receivables has been used to reduce the Company's long-term revolving credit line which is approximately $1.2 million lower at January 31, 1996, than it was at April 30, 1995.

Shareholders' equity at January 31, 1996, decreased by $3,716,092 to $5,283,393 from the balance reported at April 30, 1995, primarily because of the $2,853,093 net loss. In addition, the leveraged ESOP transaction and a portion of the severance transaction described previously have been recorded as an offset to equity. As a result, book value per share has decreased to $1.77 as of January 31, 1996, from $3.06 at April 30, 1995.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures which were approximately $285,000 for the nine months ended January 31, 1996, are lower than the comparable prior year amount of $677,000. They relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. The reduction is primarily due to the current emphasis on reducing debt. Net capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months.
In addition, the Company's cash and investment balances and over $5 million of borrowings have been used to fund working capital and the purchase price of various acquisitions. As of January 31, 1996, the Company owed
$3,595,000 on its revolving credit agreement and $450,000 the ESOP loan.
In addition, as previously described in Note 4 of this report, on March 15, 1996, the Company borrowed approximately $750,000 under its credit agreement to pay Ronald Stoynoff's obligation that was assumed from Allen Peat. Despite these significant uses of cash, it is anticipated that the $5 million revolving credit agreement, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.




                      -10-
The Company cannot precisely determine the effect of inflation on its business. The Company continues, however, to experience relatively stable costs for its inventory as the computer hardware market is very competitive. Inflationary price increases related to labor and overhead will have a negative effect on the Company's cash flow and net income to the extent that they cannot be offset through improved productivity and price increases.












































                      -11-
PART II. - OTHER INFORMATION


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



































                      -12-
                               EXHIBIT INDEX

          EXHIBIT
          NUMBER             DOCUMENT

            27           Financial Data Schedule













































                      -13-
                                SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 18, 1996                   By /S/ PAUL R. SYLVESTER
                                           Paul R. Sylvester
                                           President, Chief Executive
                                              Officer and Chief Financial
                                              Officer (Principal Executive,
                                              Financial and Accounting
                                              Officer)































                      -14-