Form 10-K405
period 1996-04-30
MANATRON INC
filed 1996-07-26
CIK 798736

t===========================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended April 30, 1996

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ____________________ to
          ____________________

                     Commission File Number:  0-015264


                              MANATRON, INC.
          (Exact Name of Registrant as Specified in Its Charter)


                  MICHIGAN                            38-1983228
          (State of Incorporation)        (I.R.S. Employer Identification No.)

            2970 SOUTH 9TH STREET
            KALAMAZOO,  MICHIGAN                        49009
   (Address of Principal Executive Offices)           (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (616) 375-5300

        Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, No Par Value
                             (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__             No ______





Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by nonaffiliates of the registrant based on the last sale price on July 24, 1996, was approximately $1,880,091.

As of July 24, 1996, 2,864,994 shares of the registrant's Common Stock, no par value, were outstanding.

Portions of the definitive proxy statement for the registrant's annual shareholders' meeting to be held October 10, 1996, are incorporated by reference into Part III of this report.



===========================================================================
































                                  PART I


ITEM 1.  BUSINESS.

GENERAL

          Manatron, Inc. ("Manatron" or the "Company") was originally organized in 1969 as a partnership and was later incorporated in Michigan in 1972. Manatron initially provided in-house data processing services for local governmental units located in Michigan. Subsequently, the Company expanded its business into Indiana in 1972, into Illinois in 1975, and into Missouri in 1981. In 1982, Manatron's business was extended further to include advanced microcomputer-based "turn-key" data processing systems for governments. These "turn-key" data processing systems used both general purpose computer hardware produced by leading manufacturers and proprietary software developed or purchased by the Company.

          In 1990, Manatron acquired PC-based tax and vehicle registration software developed for use in Georgia from Charter Micro Applications, Inc., of Savannah, Georgia. Enhanced versions of this software are still being used by about 15 counties in Georgia. In March of 1992, Manatron acquired by merger all of the outstanding stock of Specialized Data Systems, Inc. ("SDS"), a then 10-year old computer software company located in Greenville, North Carolina. SDS had installed its PC-based software (primarily fund accounting, payroll, property tax billing, and utility billing) in about 300 cities and 50 counties in the Southeastern United States. Today, the Company is still serving this large base of customers with enhanced versions of SDS software and with software products that Manatron and Sabre Systems and Service ("Sabre") have developed.

          In July of 1993, Manatron acquired all of the outstanding stock of ATEK Information Services, Inc. ("ATEK"), a then 25-year old computer software company located in Canton, Ohio and Indianapolis, Indiana. Like Manatron, ATEK served local governments with a similar suite of products and services; however, ATEK's software primarily operated on Digital Equipment Corporation ("DEC") VAX or Alpha computers. ATEK, which had been Manatron's largest competitor in Indiana and Ohio during the prior 10 years, installed software in approximately 50 counties in Indiana and 20 counties in Ohio to perform various functions such as financial accounting, property tax billing, child support accounting, and court accounting. Today, 80 out of 92 counties in Indiana and 73 out of 88 counties in Ohio are utilizing enhanced versions of ATEK software in addition to the software products that Manatron and Sabre have developed.

          In December of 1993, Manatron acquired substantially all of the assets of City Computer Solutions, Inc. ("CCS"), a small computer software company located in Birmingham, Alabama. CCS had marketed its software and services to approximately 100 cities and a few counties in Alabama and other surrounding Southern states. CCS's software

                                      -2-
primarily operated on BTOS and UNIX based computers. These customers are potential upgrade targets for new Manatron products and services.

          In May of 1994, Manatron acquired substantially all of the assets of Horizon Systems and Software, Inc. of Farmington Hills,
Michigan ("Horizon"), a small computer software company which focused on the judicial information system services business. At the time of acquisition, Horizon had 18 customer sites in Eastern Michigan and Indiana.

          In November of 1994, Manatron acquired substantially all of the assets of the Ohio-based Real Estate Services Division from Moore Business Forms, Inc., known as Sabre, which had been another major competitor. At that time, Sabre was the second largest provider of mass appraisal services to local governments in the country with a strong presence in Indiana and Ohio, one of Manatron's major market areas. Sabre also has a presence in Connecticut, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island, and more recently, South Carolina and Virginia. In addition, Sabre has developed property tax and appraisal software which the Company is currently marketing to the same customer base along with property mapping services, hardware, and support services. Sabre's software primarily functions on DEC VAX or Alpha hardware, although recent developmental efforts have been focused on providing appraisal systems which function in a PC environment.

          In February of 1995, Manatron acquired substantially all of the assets of MSL Business Computers, Inc. of Harrisburg, Illinois ("MSL"), a small software company with approximately 10 county installations. MSL's software, which primarily consisted of fund accounting, payroll, taxes, and appraisal, operated on IBM System 36 and AS/400 computers. In addition to expanding the Company's presence in Southern Illinois, this acquisition has provided Manatron with three additional technically skilled employees for the Illinois region and the opportunity to sell Manatron and Sabre software to this new base of customers.

          As a result of all of these acquisitions, the Company is now focusing its efforts on upgrading its large customer base and consolidating the common software products into single Open Window
Series products that utilize the Microsoft Windows operating system and other modern development tools. Currently, the Company serves over 1,700 customers in more than 30 states with concentration in the Midwest, Northeastern, and Southeastern regions of the United States.

PRODUCTS

          The Company designs, markets, installs, and maintains advanced computer-based "turn-key" data processing systems primarily for city, county, and township governmental units. Manatron's data processing systems employ general purpose computer hardware produced by leading manufacturers in connection with proprietary software developed or


                                      -3-
purchased by the Company. The Company specializes in keeping its application software in compliance with the varying requirements of state statutes. A significant feature of the Company's software is that the applications are tied together, thus eliminating duplication of functions. For example, assessed values computed in either the land information system or the appraisal system are electronically updated in the property tax system.

          The Company's software systems provide simplified data entry through the display of information on monitors and prompting messages. The security features of the software systems permit selected user access and generate user reports on demand.

          The following is a general description of the features and functionality of the Company's major software product groups that it has developed or acquired. Additional capabilities will be provided as the products are enhanced. In connection with these enhancements, the Company is focused on combining similar products within each group that were originally developed by the companies that Manatron acquired.

PROPERTY TAX BILLING, COLLECTION, AND APPRAISAL WITH MAPPING AND IMAGING

          The Company has developed a unique approach to property tax billing, collection, and appraisal, which allows government officials to update property tax values and follow up with assessment rolls, tax rolls, tax bills, and tax distribution in conformance with applicable state laws. The Company works closely with state, county, and local officials to assure compliance with legislative changes at various levels. Manatron's computer assisted mass appraisal product ("CAMA") values property using various valuation methods, including market, cost, and income. CAMA also incorporates sketch, video imaging, and pen-based computers for field appraisers. The product has advanced features which allow it to be used in many states, thereby reducing the need for multiple appraisal products. This software, which can be integrated with imaging, facilitates the storage of photographs. In addition, the software permits reading of bar codes on property tax bills. Finally, when integrated with the Company's land information systems the software allows for a visual inventory of land and improvements that are taxed by the governmental unit.

FINANCIAL MANAGEMENT

          The Company has developed a comprehensive fund accounting system consisting of subsystems such as general ledger, accounts payable, accounts receivable, cost allocation, receipt processing, purchase order, cash information management, payroll, human resources, inventory control, fixed assets, equipment and vehicle maintenance, and report writer. The system, which meets established national accounting standards, offers double or single entry and features a flexible user defined account number structure and chart of accounts.


                                      -4-
UTILITY BILLING

          The Company has developed utility billing software which encompasses an integrated system from engineering through meter reading, billing, and accounting. The system accommodates water, sewer, gas, electric, garbage collection, and other related services. Utility billing also allows for an unlimited number of services per customer and can accommodate complicated electric rate tables. This software also supports hand-held reading devices, peak-to-peak billing, budget billing, and demand meters. The system can be used by small rural districts which tend to bill few services, as well as larger municipal customers that bill many types of services.

JUDICIAL INFORMATION

          The Company has developed judicial information systems which are available for all levels of government and consist of the following modules: (i) Case Management; (ii) Court Accounting; (iii) Prosecution Management; (iv) Probation Tracking; (v) Jury Management; (vi) Child Support; and (vii) Voter Registration. In addition, the Company has integrated bar coding into this extensive suite of software to assist in capturing data, easing production processes, and reducing errors. The Case Management module encompasses civil, criminal, traffic fine, and court docket functions. The Court Accounting module tracks all fines, court costs, and bonds in addition to providing necessary reports to a governmental unit. The Prosecution Tracking module is a management recordkeeping and financial module for prosecutors in trial courts. The Probation Tracking module is a case tracking, recordkeeping, and financial system for probation departments. The Jury Management module facilitates the selection of jurors as well as payments to jurors for jury duty. The Child Support module provides for a complete financial accounting of divorce, paternity, and alimony cases, including Title IV-D reporting.
The Voter Registration module oversees the legal recordkeeping requirements, jury selection, and maintenance of an unlimited voting history and can be integrated with imaging which facilitates the storage of signatures. Each module can be used alone or can be interfaced with the other modules to produce a complete and thorough court management system.

MANATRON INDEXING, RECORDING, AND RETRIEVAL (MIRRS)

          Manatron's indexing, recording, and retrieval system is a software solution developed for recording information from numerous types of documents, including deeds, mortgages, UCC financing statements, liens, vital records, and soldiers' discharges. The software allows immediate access to all database information and includes integrated microfilming and imaging, automatic receipting, index printing, and statistical reports. In addition, the software offers remote access which allows applicable documents to be faxed from the database to abstractors and title companies.



                                      -5-
LAND INFORMATION

          The Company's land information system allows governmental agencies to create and maintain their own electronic maps, which replace time consuming manual maps. Overlay maps can be plotted in a matter of minutes incorporating, for example, property ownership, zoning, and land use, either individually or collectively. Data from a variety of sources, including aerial photographs, census files, and detailed soil surveys, is utilized with information from existing manual maps which are computerized by a digitizer. In addition, textual and graphic data can be displayed and analyzed. The textual data may be resident on the host or remote computers with connections being made through interactive record level or file transfer. Although the Company has historically developed and maintained its own land information system, it now has an agreement with Environmental Systems Research Institute to market their land information systems known as ARC View and ARC/INFO GIS.

          Many of the software packages described above can be used in conjunction with software enhancement options, such as the use of a laser pen to decipher bar coding for efficient storage and retrieval of information. In addition, laser printing and microfilm services have been added through alliances with other companies, although Manatron has recently begun providing these services from its Illinois office.

          Laser printing and microfilm services reduce the amount of paper needed to store documents and, accordingly, save storage space. Laser printing produces copies that look like originals because data is electronically printed from magnetic computer tape onto paper which results in improved print quality, and offers the option of multiple fonts and graphics. Microfilm, produced from computer-generated magnetic tape in either microfiche or roll film, uses approximately 98% less storage space than paper. Manatron's customers are able to keep historical data in a user's department, which permits retrieval and printing, often within seconds of command.

          Most of the above described Manatron systems were originally written in COBOL and installed at customer sites using the BTOS/CTOS operating system and network desktop microcomputers manufactured by Unisys Corporation ("Unisys"). Most of the ATEK and Sabre systems were originally written in BASIC, DIBOL, and ADMINS utilizing the VMS operating system and VAX minicomputers manufactured by DEC. Sabre also has a number of installations utilizing its FoxPro PC CAMA product. The SDS systems were written in CLIPPER and function on IBM compatible personal computers.

          With the Company's movement toward open architecture capabilities, many of the above described systems are now installed at customer sites using the MS-DOS and MicroSoft Windows operating systems in a stand alone or client source Novell network hardware


                                      -6-
environment using a variety of personal computers manufactured by DEC, IBM, Unisys, or Concentric Systems. In addition, a number of the Company's larger software installations are now functioning in a UNIX environment in which the IBM RS6000 Series, DEC Alpha Series, and Unisys U6000 Series computers are utilized.

SERVICES

          In connection with the installation of its "turn-key" systems, the Company provides ongoing hardware integration and maintenance, software support, training, and other customer services through regional offices described under the caption "Properties" below. The Company has established a regional office in each state where it has a significant nucleus of customers to respond to the needs of its customers. Each regional office includes customer service personnel who are able to assist with the installation of the Company's "turn-key" systems and provide technical support on site before and after installation. In addition, Company personnel respond on a daily basis to customer telephone inquiries regarding the use of Manatron systems. A number of regional offices are also staffed with employees who are trained to identify and respond to customers' hardware and other technical problems.

          With the acquisition of Sabre, Manatron now provides mass real estate services to local governments. The real estate services are a natural product extension for the Company, as many Manatron "turn-key" systems customers also periodically contract for mass appraisal services. Sabre is one of the two largest vendors of mass appraisal services in the United States. A typical mass appraisal engagement is performed under a fixed-price contract over an 18- to 24-month time frame. Using the advanced technology of its appraisal software products, Sabre has developed a highly flexible methodology for appraisal delivery, which enables Sabre to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, computer analysis, and sound judgment of professional appraisers, Sabre assesses a value to each parcel of property in a jurisdiction. Sabre supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

          The Company also provides services for governments at its Illinois, Michigan, and Ohio facilities, such as keypunching, creation of digital maps, and preparation and/or printing of property tax bills.

MARKETING AND SALES

          The Company primarily markets its products through its regional offices in Alabama, Georgia, Illinois, Indiana, Michigan, Missouri, North Carolina, Ohio, and Rhode Island. Manatron plans the opening of each new office based on a review of marketing opportunities and financial analysis within a particular region. The Company also markets its products through nonexclusive dealer arrangements.

                                      -7-
          The Company's sales and marketing personnel approach various governments with Manatron-specific solutions to their data processing and property valuation needs and also respond to governments' proposal requests. The Company's customer service personnel also assist with product demonstrations in connection with these sales efforts.

          Manatron's marketing efforts involve, among other things, developing and distributing product brochures and a bimonthly newsletter, direct mailings, telemarketing, attending conventions and conferences, forming user groups for the purpose of determining customer needs and expectations, conducting seminars for the purpose of demonstrating products and services, and advertising in trade journals.

          The Company is also a value-added reseller for a number of leading hardware manufacturers such as DEC, IBM, and Unisys. In turn, the sales forces of these manufacturers often work closely with the Company's sales and marketing personnel in an effort to promote sales of the Company's services and products in conjunction with sales of the hardware.

CUSTOMER BASE

          The Company's customers are primarily city, township, and county governments. The Company's management believes that the potential domestic market for the Company's systems and services is very large, consisting of over 40,000 city, township, and county government units in the United States. It has been the Company's experience that the sale of one Manatron "turn-key" system frequently leads to follow-up sales or service with the same customer. In addition, the sales of mapping and mass appraisal services to a customer often lead to the sale of a "turn-key" system.

COMPETITION

          Competition for the Company's data processing systems, related services, and mass appraisal services is intense. The Company competes primarily on the basis of name recognition, financial stability, range of products, and reputation for providing good customer service.

          The Company's major competitors for data processing systems and related services are generally small local software and service firms, which often are able to offer less expensive solutions or to develop long-term relationships with key governmental officials. Generally, these smaller firms can sell hardware and services at reduced amounts because of their small amount of overhead. The Company also competes with national software developers such as Business Records and Systems and Computer Technologies which have greater financial, technical, and human resources than the Company. These established software companies may offer competitive products and the manufacturers of the computer hardware distributed by the Company may begin to expand the marketing of their applications software to compete with the Company.

                                      -8-
Manatron could be adversely affected if a large computer manufacturer associates itself solely with a third-party software supplier and targets the local government data processing market.

          Furthermore, applications software also is periodically developed by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products.

          Competition in mass appraisal services comes from a number of small local firms and one large firm, Cole Layer and Trumble of Dayton, Ohio, a division of Day & Zimmerman, Inc. As the largest seller of mass appraisal services in the United States, Cole Layer and Trumble has greater resources than the Company. Small local firms often can offer less expensive mass appraisal services and products than the Company or can develop long-term relationships with key governmental officials.

          Although state and local governments have traditionally lagged behind both the federal government and the private sector in computer automation, the application of microcomputer and personal computer technology to local governmental units recently has been subject to rapid development and change. The ability of the Company to develop new applications software programs utilizing modern technology is critical to its ability to compete successfully. Manatron constantly reviews and updates its software programs so that they meet the needs of its customers and can be utilized on newer models of personal computers, minicomputers, and UNIX computers. Management believes that its systems and services are competitive with the systems and services presently offered by competitors of the Company.

          The most significant barriers to entry into the Company's market are time, expense, expertise, and personnel needed to develop software. As software development and the sale of mass appraisal services are not highly capital intensive, barriers to entry into these industries are comparatively low. In addition, since software products have a relatively low manufacturing cost, increased price competition may be expected in the future.

RESEARCH AND DEVELOPMENT

          Manatron's success depends on the Company's ability to respond quickly to changing technology, market demands, and the needs of its customers. Manatron emphasizes research and development and commits substantial resources to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to computer software development costs. Systems programming and support expenses were approximately $2.0 million, $1.7 million and $1.5 million for the fiscal years ended April 30, 1996, 1995, and 1994, respectively. Certain of these expenses are capitalized in

                                      -9-
accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" as described in the Notes to Consolidated Financial Statements contained in this Form 10-K.

          During fiscal 1996, the Company continued to focus on the creation of its Open Windows Series financial and payroll products which are expected to be completed this year. In addition to functioning in a windows environment, these products are expected to have additional features and functionality which originated from customer input. More importantly, as these products are introduced to its customers, the Company will strive to reduce some of the redundancies which currently occur because its products have often been supporting multiple financial and payroll systems previously developed and sold by the different companies Manatron has acquired.

          The Company has also emphasized development of its PC CAMA product during this past year, particularly with respect to making the product functional in new market territories, such as Virginia and New Hampshire. In addition, the Company gave significant attention to its Indiana appraisal product. The Company's efforts improved the functionality of the product which was introduced in the prior year as a result of new Indiana state legislation.

          Manatron also continued to develop the integration of image processing into its various software applications and focused on completing its new utility billing system that will be released to Southeastern United States customers during the next fiscal year. The Company also devoted time recently to modify its Michigan tax system as a result of legislative changes in the manner of calculating property taxes in Michigan.

          In the past fiscal year, the Company worked to improve performance, add reports, offer more flexibility in terms of hardware or database selection, and stabilize its new MIRRS windows product. Finally, developmental efforts were focused in Ohio to allow customers to transition their existing software from VAX VMS to Alpha Open VMS thereby enabling them to take advantage of DEC's new RISC 64 bit architecture.

SUPPLIERS

          The Company generally maintains a minimum of three alternate suppliers. All computers, peripherals, disks, printers, plotters, digitizers, operating system software, office automation software, and other equipment required by the Company are presently available from at least three sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. The Company has not experienced any significant supply problems.



                                      -10-
PATENTS AND TRADEMARKS

          The Company currently does not have patent protection for its products or services. While Manatron in the future may apply for a patent or patents to protect its rights to certain software and related products, no assurance can be given that such patents would be granted. The Company is treating certain proprietary materials as trade secrets, and employs and will continue to employ procedures, techniques, and contractual arrangements to help protect such confidential matters.

          Management may seek to obtain copyright registration of its software programs. However, these copyrights, if applied for and granted, would provide only limited practical protection against duplication of the media embodying the programs and related user manuals. The Company has registered certain of its trade names, has a trade name registration currently pending, and may apply for registration of additional trade names and trademarks at appropriate times in the future. No assurance can be given that the applications for such registration will be granted.

          The Company incorporates programming on software disks to make unauthorized duplication of the software more difficult.

EMPLOYEES

          As of July 1, 1996, the Company had 258 full-time employees and 39 duration employees. For assistance on specific mass appraisal projects, the Company will hire duration employees, whose employment generally lasts for the duration of a project. Duration employees generally do not receive the same benefits as regular full-time employees.

          The Company's employees are not represented by a labor union. No work stoppages have been experienced and management presently considers its relations with employees to be positive.

          An approximate breakdown of the Company's employees is as follows:

                  Executive                       5%
                  Administrative                 13%
                  Development                    10%
                  Sale and Marketing              9%
                  Service and Support            27%
                  Appraisal                      36%
                             Total              100%





                                      -11-
ITEM 2.   PROPERTIES.

          The principal executive and administration offices are located in a building owned by Manatron in Kalamazoo, Michigan which consists of approximately 12,300 square feet. The Company also rents office and/or warehouse space in Alabama, Georgia, Illinois, Indiana, Michigan, Missouri, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, and South Carolina, totaling approximately 60,000 square feet. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 1996, amounted to approximately $750,000.

          The Company currently leases its Greenville, North Carolina, office from Richard J. Holloman, a Director of the Company. See "Certain Relationships and Related Transactions."

          Management considers all of its offices to be well maintained, in good operating condition, and suitable and adequate for their intended purposes.


ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the outcome of any litigation currently pending will not materially affect the Company's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          Executive officers of the Company are elected by the Board of Directors at its organizational meeting following the annual meeting of shareholders and serve until their successors are elected and qualified.

          The following information includes the name and age of the only executive officer of the Company who is not a director as of the date of this Annual Report on Form 10-K, the officer's present position with the Company, and the business experience of the officer during the past five years.



                                      -12-
          Larry L. Terhune (age 39) joined the Company in 1992 and was promoted to Vice President-Software Development in 1993. In 1995, Mr. Terhune was also appointed Southeastern Regional Vice President of the Company. Mr. Terhune is responsible for systems design, development, documentation, and implementation of certain product groups. In addition, he oversees sales and customer service in the states of North Carolina, South Carolina, Georgia, and Virginia. Prior to 1992, Mr. Terhune was employed by Unisys Corporation as a software and systems manager.


                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS.

          Manatron's Common Stock is traded over-the-counter and is regularly quoted on The NASDAQ Stock Market under the symbol "MANA."

          The following table shows the range of high and low last sales price quotations reported by The NASDAQ Stock Market for the years ended April 30, 1996 and 1995:

                                               1996                              1995
         QUARTER                      LOW               HIGH             LOW               HIGH
     May - July                     $ 2 7/8           $ 3 5/8          $ 3 3/4           $ 4 1/2

     August - October                 2 5/8             3 1/2            3 1/4             4 1/4

     November - January               1 1/2            3 1/16            3                 3 5/8

     February - April                 1 5/8             2 1/8            2 15/16           3 5/8

          The Company historically has not paid cash dividends. The Company declared a 5% stock dividend on September 16, 1994, September 9, 1993, and July 9, 1992, to shareholders of record on October 14, 1994, October 15, 1993, and August 28, 1992, respectively.

          As of July 24, 1996, the Company's Common Stock was held by approximately 1,500 shareholders.


ITEM 6.   SELECTED FINANCIAL DATA.

          The following table sets forth selected financial data of the Company for the periods indicated and has been derived from consolidated

                                      -13-
financial statements of the Company. The data should be read in connection with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in this Annual Report on Form 10-K.

                                                                    FIVE-YEAR OPERATING AND
                                                                      FINANCIAL SUMMARY
                                                                     YEARS ENDED APRIL 30,
                                      1996<F1>            1995                1994              1993<F2>           1992
Operating Results:

  Net Revenues                      $23,946,243        $24,768,515        $18,203,653        $11,962,959        $10,083,930

  Gross Profit                        8,427,625          9,564,453          8,634,917          5,613,196          5,227,172

  Income (Loss) from
    Operations                       (2,870,606)         1,010,162            548,331            150,398            578,591

  Other Income (Expense),
    Net                                (368,808)          (245,755)            10,554            119,880            176,596

  Net Income (Loss)                  (3,039,414)           437,407            334,175            343,278            507,187

  Earnings (Loss) Per
    Share<F3>                             (1.03)               .15                .12                .13                .20

At Year-end:

  Cash and Investments                  352,074            437,327            164,445          2,211,981          2,274,560

  Total Assets                       16,583,187         20,988,190         14,644,452         11,931,280         11,865,589

  Long-Term Debt                      3,500,000          4,784,000            130,000                 --                 --

  Book Value Per Share<F3>                 1.80               3.06               2.91               2.78               2.67

______________________________________________________________________________

<F1> The 1996 amounts include a one-time $1,598,000 management restructuring charge primarily related to the retirement of Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, as further discussed in the accompanying Notes to Consolidated Financial Statements.

<F2> The 1993 amounts include a one-time $186,000 gain, or $.07 per share, related to the Company's adoption of SFAS 109 which was reflected as a cumulative effect of change in accounting principle in the Company's consolidated financial statements.

                                      -14-
<F3> All applicable per-share amounts have been retroactively restated for the effect of the 5% stock dividends that were declared on September
     16, 1994, September 9, 1993, and July 9, 1992, for shareholders of record on October 14, 1994, October 15, 1993, and August 28, 1992, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following section provides a narrative discussion about Manatron's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes thereto presented in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:  FISCAL YEAR 1996 COMPARED TO 1995

          Net revenues of $23,946,243 for the year ended April 30, 1996, have decreased by 3% as compared to net revenues of $24,768,515 that were reported for the prior fiscal year. These amounts include revenues from computer hardware and software shipments, revenues from sales of computer forms and supplies, and revenues from various related services such as mass real estate appraisal, mapping, hardware maintenance, software support, training, laser printing, and internal data processing.

          Approximately $4.3 million of incremental net revenues for the year ended April 30, 1996, can be attributed to the contribution from the Sabre business. As Sabre was not acquired until November 11, 1994, the first and second quarters of fiscal 1995 do not reflect revenue from that organization. Sabre provides mass real estate appraisal services for state and local governments in addition to the traditional products and services offered by the Company.

          Sabre's contribution of additional net revenues largely has been offset by a $1.5 million decrease in hardware sales, $1.6 million decrease in software sales, and $1.4 million reduction in E911 service revenues. The decreases in hardware and software sales are due to a reduction in order volume caused in part by increased competition, market pressures on existing products, and delays related to the introduction of the Company's new products. The Company anticipated a reduction in E911 service revenues because most of these long-term projects are complete and the Company has not pursued any new projects.

          Despite the decrease in net revenues, cost of revenues for the year ended April 30, 1996, increased 2% to $15,518,618 over the prior




                                      -15-
year amount of $15,204,062. This increase is due to a reduction in the Company's gross profit margin from 39% in the prior year to 35% for the current year.

          The margin reduction is primarily due to the decrease in software sales noted above as well as the impact from mass real estate appraisal contracts, which typically have a much lower margin than software sales. Additionally, the current year margins on the appraisal contracts have been negatively impacted by higher than anticipated integration costs, a few problem jobs that were a part of the Sabre acquisition, and the fact that Sabre was in the flat part of its sales cycle. Sabre signed a contract for approximately $1.2 million in January 1996 in South Carolina and two contracts for approximately
$1.5 million in the first quarter of fiscal 1997 in New York for appraisal and software services and is expecting an upswing in its sales cycle during the next fiscal year.

          Selling, general, and administrative expenses have increased by 13% to $9,700,227 for the year ended April 30, 1996, compared to $8,554,291 that was reported for fiscal 1995. These increases are primarily due to the additional personnel and related expenses associated with the Sabre acquisition.

          In addition to its normal operating expenses, the Company recorded a nonrecurring management restructuring expense of $1.6 million during the three months ended October 31, 1995. This expense was related to the retirement of Allen F. Peat as Chairman, Chief Executive Officer, and President as more fully described in Note 11 of the accompanying consolidated financial statements.

          As a result of the factors noted above, the Company reported an operating loss of $2,870,606 for the year ended April 30, 1996, versus operating income of $1,010,162 for the prior year. Other expense, which is primarily interest, increased from $245,755 in fiscal 1995 to $368,808 in fiscal 1996 due to borrowings required in connection with the Sabre acquisition.

          The Company's provision (credit) for federal income taxes generally fluctuates with the level of pretax income (loss). The tax credit for the year ended April 30, 1996, does not reflect the tax effect of the entire loss for the year ended April 30, 1996, because the Company recorded a valuation allowance against certain of its future tax benefits and its net operating loss carryforward. See Note 7 of the accompanying consolidated financial statements for details. In addition, the effective tax rate is impacted because of nondeductible goodwill amortization related to the Company's acquisitions of ATEK and SDS.





                                      -16-
          As a result of the factors noted above, the Company reported a net loss of $3,039,414, or $1.03 per share, for the year ended April 30, 1996, versus net income of $437,407, or $.15 per share, for the prior year. Weighted average shares outstanding for both years have not changed significantly.

RESULTS OF OPERATIONS:  FISCAL YEAR 1995 COMPARED TO 1994

          Net revenues of $24,768,515 for the year ended April 30, 1995, increased by 36% as compared to the $18,203,653 of net revenues reported for the fiscal year 1994. Approximately $4.4 million of the increase in revenues resulted from the contribution of Sabre, which the Company acquired on November 11, 1994. Revenues in the Southeast also increased by approximately $2 million over fiscal 1994 because significant work was completed on a number of long-term E911 systems and service contracts that were signed in fiscal 1994. Finally, since the acquisition of ATEK was not completed until July 28, 1993, fiscal 1995 revenues resulting from ATEK were approximately $1.5 million higher than the comparable amounts for fiscal 1994. These increases were partially offset by decreases in hardware and hardware maintenance revenues due to price reductions and extended warranties that were offered by a number of hardware manufacturers.

          Cost of revenues for fiscal 1995 increased by 59% to $15,204,062 over the comparable prior year amount of $9,568,736. This increase primarily was due to the upward movement in revenues noted above and a reduction in the Company's gross profit margin from 47% in fiscal 1994 to 39% in fiscal 1995. This margin reduction resulted from a change in the revenue mix in connection with the Sabre acquisition. In addition, the long-term E911 services contracts and service revenues typically have a much lower margin than software sales. As previously noted, margins on the mass appraisal revenues were negatively impacted by higher-than-anticipated integration costs, a few problem jobs that were inherited in connection with the acquisition, and the fact that Sabre was in the flat part of its sales cycle.

          Despite the 36% increase in revenues and the additional personnel obtained in connection with its acquisitions, the Company's selling, general, and administrative expenses only increased by 6% to $8,554,291 for the year ended April 30, 1995, compared to $8,086,586 for the prior year. The additional personnel and related expenses associated with the ATEK and Sabre acquisitions were offset by the Company's continuing efforts to leverage or consolidate the fixed costs of its operations.

          As a result of the factors noted above, the Company reported operating income of more than $1,000,000 for the first time since 1987. Operating income increased by 84% to $1,010,162 for the year ended




                                      -17-
April 30, 1995, over the prior year amount of $548,331. However, the Company reported $245,755 of net interest expense for fiscal year 1995 versus net interest income of $10,544 in fiscal year 1994 because of increased borrowings to fund the acquisitions of ATEK, CCS, and Sabre. In addition, interest rates were 3% higher in fiscal 1995 than in fiscal 1994.

          The Company's provision for federal income taxes fluctuates with the level of pretax income. The tax provision for the year ended April 30, 1995, reflected a 43% effective rate which was in excess of the statutory rate of 34% primarily because of nondeductible goodwill amortization related to the Company's acquisitions of ATEK and SDS. No goodwill was recorded in connection with the Sabre acquisition since the purchase price was less than the book value of the net assets which were acquired.

          As a result of the factors noted above, the Company reported net income of $437,407, or $.15 per share, for the year ended April 30, 1995, which was a 31% increase over the prior year net income of $334,175, or $.12 per share. Weighted average shares outstanding for both years were restated to reflect the 5% stock dividend that was declared on September 16, 1994, and did not change significantly between periods.






























                                      -18-
QUARTERLY RESULTS

          The following table sets forth selected unaudited quarterly financial data for the eight quarters ended April 30, 1996:

                                                                     QUARTER ENDED
                                          FISCAL 1996                                               FISCAL 1995
                      JULY 31,     OCT. 31,         JAN. 31,      APRIL 30,    JULY 31,       OCT. 31,     JAN. 30,     APRIL 30,
                        1995         1995             1996          1996         1994          1994          1995         1995
Net Revenues         $5,719,632   $5,595,034       $6,637,705    $5,993,872   $4,629,090    $5,524,307    $7,196,532   $7,418,586

Gross Profit          1,926,591    1,883,176        2,387,192     2,230,666    2,095,641     2,210,672     2,702,197    2,555,943

Operating Income       (364,934)  (2,257,008)<F1>    (145,828)     (102,836)     208,877       311,436       363,635      126,211
(Loss)

Other Expense, Net      (93,258)     (88,045)        (104,020)      (83,485)      (8,861)      (35,238)      (87,502)    (114,154)

Net Income (Loss)      (321,692)  (2,281,553)<F1>    (249,848)     (186,321)     117,016       164,198       169,136      (12,943)

Earnings (Loss)            (.11)       (.76)             (.08)         (.06)         .04           .06           .06          .00
Per Share<F*>

_________________

<F*>   All applicable per-share amounts have been retroactively restated
       for the effect of the 5% stock dividend that was declared on September 16, 1994, to shareholders of record on October 14, 1994.

<F1>   This amount includes a one-time management restructuring charge of approximately $1,598,000 primarily related to the retirement of Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, as further discussed in the accompanying Notes to Consolidated Financial Statements.












                                      -19-
FINANCIAL CONDITION AND LIQUIDITY

          Working capital of $3,043,460 at April 30, 1996, has decreased significantly compared to $6,417,415 at April 30, 1995. These levels reflect current ratios of 1.42 and 1.94, respectively. The decrease is primarily due to the reduction in revenues noted above which has resulted in lower receivables. In addition, the cash generated from the collection of receivables has been used to reduce the Company's long-term revolving credit line which was approximately $1.7 million lower at April 30, 1996, than at April 30, 1995.

          Shareholders' equity at April 30, 1996, decreased by $3,855,115 to $5,144,370 from the balance reported at April 30, 1995, primarily because of the $3,039,414 net loss. In addition, the leveraged ESOP transaction and the purchase of stock in connection with Allen Peat's retirement as more fully described in Notes 10 and 11 to the accompanying consolidated financial statements have reduced shareholders' equity. As a result, book value per share has decreased to $1.80 as of April 30, 1996, from $3.06 at April 30, 1995.

          The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $369,000 for the year ended April 30, 1996, are lower than the comparable prior year amount of $536,000. These expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. The reduction is primarily due to the current emphasis on reducing debt. Net capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

          Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months.
In addition, the Company's cash and investment balances and over $5.0 million of borrowings have been used to fund working capital and various acquisitions. As of April 30, 1996, the Company owed $3,175,000 on its revolving credit agreement and $425,000 on the ESOP loan. In addition, as previously noted, on March 15, 1996, the Company borrowed approximately $750,000 under its credit agreement to pay Ronald
Stoynoff's obligation that was assumed from Allen Peat. Despite these significant uses of cash, it is anticipated that the $5.0 million revolving credit agreement, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

          The Company cannot precisely determine the effect of inflation on its business. The Company continues, however, to experience relatively stable costs for its inventory as the computer hardware market is very


                                      -20-
competitive. The Company anticipates that inflationary price increases related to labor and overhead will have a negative effect on cash flow and net income to the extent that the increases cannot be offset through improved productivity and price increases.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 10, 1996, is incorporated by reference. The information regarding executive officers is provided in the Supplemental Item following
Item 4 in Part I of the Annual Report.


ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 10, 1996, is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the caption "Voting Securities," "Ownership of Common Stock," and "Securities Ownership of Management" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 10, 1996, is incorporated by reference.





                                      -21-
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 10, 1996, is incorporated by reference.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

ITEM 14(a)(1). LIST OF FINANCIAL STATEMENTS. The following report, consolidated financial statements of the Company, and notes thereto are filed as a part of this report:


    - Report of Arthur Andersen LLP, Independent Public Accountants, dated July 12, 1996

    -    Consolidated Balance Sheets as of April 30, 1996 and April 30,
         1995

    - Consolidated Statements of Operations for the years ended April 30, 1996, 1995, and 1994

    - Consolidated Statements of Shareholders' Equity for the years ended April 30, 1996, 1995, and 1994

    - Consolidated Statements of Cash Flows for the years ended April 30, 1996, 1995, and 1994

    -    Notes to Consolidated Financial Statements

ITEM 14(a)(2). FINANCIAL STATEMENT SCHEDULES.  Not applicable.

ITEM 14(a)(3). LIST OF EXHIBITS. The following exhibits are filed as a part of this report:

         EXHIBIT
         NUMBER

         3.1 Restated Articles of Incorporation. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.




                                      -22-
         3.2 Bylaws. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

         4.1 Revolving Credit Loan Agreement. This exhibit is incorporated by reference to the Registrant's Form 8-K Current Report dated November 11, 1994.

         4.2        First Amendment to Revolving Credit Agreement.

         4.3        Second Amendment to Revolving Credit Agreement.

         9 Buy and Sell and Voting Trust Agreement Concerning Stock of Manatron, Inc. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

         10.1 Manatron, Inc. 1986 Incentive Stock Option Plan.* This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

         10.2 Manatron, Inc. 1989 Stock Option Plan.* This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

         10.3       Manatron, Inc. 1995 Long-Term Incentive Plan.* This
                    exhibit is incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 12, 1995.

         10.4 Buy and Sell and Voting Trust Agreement Concerning Stock of Manatron, Inc.* See Exhibit 9 above.

         10.5 Executive Employment Agreement with Randall L. Peat.* This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

         10.6 Form of Stock Purchase Warrant with Brent R. Nicklas, as amended.* This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

         10.7 Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.


                                      -23-
         10.8       Manatron, Inc. Employee Stock Purchase Plan.  This
                    exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1993.

         10.9 ATEK Information Services, Inc. Stock Purchase Agreement. This exhibit is incorporated by reference to the Registrant's Form 8-K Current Report dated July 28, 1993.

         10.10 Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. This exhibit is incorporated by reference to the Registrant's
                    Form 8-K Current Report dated March 15, 1994.

         10.11 Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. This exhibit is incorporated by reference to the Registrant's
                    Form 8-K Current Report dated March 15, 1994.

         10.12 Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. This exhibit is incorporated by reference to the Registrant's Form 8-K Current Report dated November 11, 1994.

         10.13      Manatron, Inc. 1994 Long-Term Incentive Plan.  This
                    exhibit is incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 6, 1994.

         10.14 Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.* This exhibit is incorporated by reference to the Registrant's Form 8-K Current Report dated November 13, 1995.

         21         Subsidiaries of Registrant.

         23         Consent of Independent Public Accountants.

         24         Powers of Attorney.

         27         Financial Data Schedule.

_______________________

*Management contract or compensatory plan or arrangement.




                                      -24-
         The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 2970 South 9th Street, Kalamazoo, Michigan 49009.


ITEM 14(b)   REPORTS ON FORM 8-K.

         No current reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.


                                SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MANATRON, INC.


Dated: July 26, 1996               By /S/ PAUL R. SYLVESTER
                                      Paul R. Sylvester
                                      President, Chief Executive Officer
                                      and Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ PAUL R. SYLVESTER                        Date:  July 26, 1996
Paul R. Sylvester
President, Chief Executive Officer,
and Chief Financial Officer
(Principal executive, financial, and
 accounting officer)












                                      -25-
/S/ RANDALL L. PEAT*                         Date:  July 26, 1996
Randall L. Peat, Vice President
  and Director


/S/ MELVIN J. TRUMBLE*                       Date:  July 26, 1996
Melvin J. Trumble, Senior Vice
  President and Director


/S/ RICHARD J. HOLLOMAN*                     Date:  July 26, 1996
Richard J. Holloman, Director


/S/ DOUGLAS A. PEAT*                         Date:  July 26, 1996
Douglas A. Peat, Vice President -
  Marketing and Director


/S/ JANE M. RIX*                             Date:  July 26, 1996
Jane M. Rix, Secretary and
  Director


/S/ STEPHEN C. WATERBURY*                    Date:  July 26, 1996
Stephen C. Waterbury, Director


/S/ HARRY C. VORYS*                          Date:  July 26, 1996
Harry C. Vorys, Director


/S/ GENE BLEDSOE*                            Date:  July 26, 1996
Gene Bledsoe, Director


/S/ ALLEN F. PEAT*                           Date:  July 26, 1996
Allen F. Peat, Director


*By /S/ PAUL R. SYLVESTER                    Date:  July 26, 1996
    Paul R. Sylvester
    Attorney-in-Fact








                                      -26-
                                APPENDIX A



                      MANATRON, INC. AND SUBSIDIARIES


                     CONSOLIDATED FINANCIAL STATEMENTS

                      TOGETHER WITH AUDITORS' REPORT



















































                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Manatron, Inc.:

We have audited the accompanying consolidated balance sheets of MANATRON, INC. (a Michigan corporation) and Subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manatron, Inc. and Subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


Grand Rapids, Michigan
July 12, 1996







                      MANATRON, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                              AS OF APRIL 30,
          ASSETS                                     1996                1995
CURRENT ASSETS:
 Cash and equivalents                            $   352,074         $   437,327
 Accounts receivable, less allowances of
   $700,000 in 1996 and $469,000 in 1995           5,538,249           8,416,807
 Revenues earned in excess of billings and
   retainages on long-term contracts               2,466,205           2,354,048
 Current portions of notes receivable:
   Installment notes receivable                      714,576             615,637
   Net investment in sales type leases               254,852             288,002
 Inventories                                         386,980             732,321
 Other current assets                                514,167             409,978

          Total current assets                    10,227,103          13,254,120




NET PROPERTY AND EQUIPMENT                         1,995,004           2,774,141



OTHER ASSETS:
 Notes receivable, less current portions:
   Installment notes receivable                      870,920             973,821
   Net investment in sales type leases               402,000             372,000
 Officers' receivable                                380,233             429,965
 Computer software development costs,
   net of less accumulated amortization            1,060,483           1,090,651
 Goodwill, net of accumulated amortization         1,269,997           1,454,828
 Other, net                                          377,447             638,664
                                                   4,361,080           4,959,929


                                                 $16,583,187         $20,988,190







                       -2-

     LIABILITIES AND SHAREHOLDERS' EQUITY           1996               1995
CURRENT LIABILITIES:
 Current portion of long-term debt              $   100,000         $   180,000
 Accounts payable                                 1,048,484           1,297,307
 Billings in excess of revenues earned
   on long-term contracts                         1,687,561           1,459,054
 Billings for future services                     2,721,567           2,857,392
 Restructuring reserve                              218,294               -
 Accrued liabilities:
   Payroll and employee benefits                    963,435             672,349
   Accrued commissions                              227,270             327,668
   Other                                            217,032              42,935

          Total current liabilities               7,183,643           6,836,705

DEFERRED INCOME TAXES                               175,000             368,000

LONG-TERM DEBT, less current portion              3,500,000           4,784,000

OTHER LONG-TERM LIABILITIES                         580,174               -

CONTINGENCY (NOTE 11)

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value,
   2,000,000 shares authorized, none
   issued
 Common stock, no par value, 7,500,000
   shares authorized, 2,862,522 and
   2,938,939 shares issued and outstanding
   at April 30, 1996 and 1995,
   respectively                                   5,444,497           5,703,386
 Retained earnings                                  256,685           3,296,099
 Deferred compensation                             (131,812)              -
 Unearned ESOP shares                              (425,000)              -
          Total shareholders' equity              5,144,370           8,999,485

                                                $16,583,187         $20,988,190

           The accompanying notes are an integral part of these
                       consolidated balance sheets.







                       -3-

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED APRIL 30,
                                        1996             1995               1994
NET REVENUES                         $23,946,243      $24,768,515       $18,203,653

COST OF REVENUES                      15,518,625       15,204,062         9,568,736

     Gross Profit                      8,427,625        9,564,453         8,634,917

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES               9,700,227        8,554,291         8,086,586

RESTRUCTURING CHARGE                   1,598,004            -                 -

     Income (loss) from operations    (2,870,606)       1,010,162           548,331

OTHER INCOME (EXPENSE):
 Interest Expense                       (429,116)        (316,399)          (77,730)
 Other                                    60,308           70,644            88,274
                                        (368,808)        (245,755)           10,544

     Income (loss) before pro-
      vision (credit) for
      federal income taxes            (3,239,414)         764,407           558,875

PROVISION (CREDIT) FOR FEDERAL
 INCOME TAXES                           (200,000)         327,000           224,700

NET INCOME (LOSS)                    $(3,039,414)     $   437,407       $   334,175

EARNINGS (LOSS) PER SHARE            $     (1.03)     $       .15       $       .12

           The accompanying notes are an integral part of these
                         consolidated statements.











                       -4-

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994
                                                                                                             TOTAL
                                          COMMON         RETAINED         DEFERRED         UNEARNED       SHAREHOLDERS'
                                          STOCK          EARNINGS       COMPENSATION      ESOP SHARES        EQUITY
BALANCE AT APRIL 30, 1993              $4,055,177       $3,656,133       $    -           $    -           $7,711,310

 Net income                                 -              334,175            -                -              334,175
 Issuance of 41,450 shares under
   employee stock plans                   145,465            -                -                -              145,465
 Issuance of 129,776 shares in
   connection with a stock
   dividend                               616,436         (616,436)           -                -                -
 Issuance of 88,244 shares in
   connection with certain
   acquisitions                           293,415            -                -                -              293,415

BALANCE AT APRIL 30, 1994               5,110,493        3,373,872            -                -            8,484,365

 Net income                                 -              437,407            -                -              437,407
 Issuance of 9,119 shares
   under employee stock plans              27,384            -                -                -               27,384
 Issuance of 139,597 shares
   in connection with a stock
   dividend                               515,180         (515,180)           -                -                -
 Issuance of 11,842 shares in
   connection with an acquisition          50,329            -                -                -               50,329

BALANCE AT APRIL 30, 1995               5,703,386        3,296,099            -                -            8,999,485

 Net loss                                   -           (3,039,414)           -                -           (3,039,414)
 Establishment of Employee Stock
   Ownership Plan                           -                -                -            (500,000)         (500,000)
 Issuance of 57,664 shares
   under employee stock plans             175,874            -            (142,500)            -               33,374
 Issuance of 15,849 shares for
   payment of services                     25,755            -                -                -               25,755
 Purchase of 149,930 shares in
   connection with the
   restructuring charge (Note 11)        (431,053)           -                -                -             (431,053)
 Compensation expense                     (29,465)           -              10,688           75,000            56,223

BALANCE AT APRIL 30, 1996              $5,444,497       $  256,685       $(131,812)       $ 425,000        $5,144,370

  The accompanying notes are an integral part of these consolidated statements.
                       -5-

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED APRIL 30,
                                                     1996            1995            1994
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss) income                               $(3,039,414)    $   437,407     $   334,175
 Adjustments to reconcile net (loss) income
   to net cash and equivalents
   provided by (used for) operating
   activities:
     Depreciation and amortization                 2,010,348       1,687,381       1,242,755
     Deferred income taxes                          (227,000)        686,235         165,700
     Change in assets and liabilities, net of
       effects from acquisitions (Note 2):
         Decrease (increase) in:
           Accounts and notes receivable           2,812,769      (1,211,321)     (2,480,405)
           Revenues in excess of billings
             and retainages                         (112,157)      1,230,943           -
           Inventories                               345,341         351,233         287,578
           Other current assets                      (70,189)        119,755          61,464
         Increase (decrease) in:
           Accounts payable and accrued
             liabilities                             115,962         504,935      (2,880,865)
           Billings in excess of revenues
             earned                                  228,507        (527,040)          -
           Billings for future services             (135,825)       (149,288)        117,625
           Restructuring reserves                    798,468           -               -

         Net cash and equivalents provided
           by (used for) operating activities      2,726,810       3,130,240      (3,151,973)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property and equipment                (368,953)       (536,263)       (313,454)
 Investments in computer software                   (439,655)       (584,171)       (381,107)
 Proceeds from sales of property and
   equipment                                          32,848          39,176          48,743
 Net cash (paid) received for acquisitions           100,000      (4,000,000)        868,560
 Decrease in temporary investments                      -              -             684,943
 (Decrease) Increase in other assets                 129,086        (632,484)       (280,970)





                                      -6-
         Net cash and equivalents (used
           for) provided by investing
           activities                               (546,674)     (5,713,742)        626,715

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Repayment of long-term debt                      (1,364,000)          -            (170,000)
 Proceeds from issuance of long-term debt              -           4,834,000           -
 Proceeds from issuance of common stock               29,664          27,384         145,465
 Purchase of common stock in restructuring          (431,053)          -               -
 Purchase of common stock for ESOP                  (500,000)          -               -
 Net (repayment) of proceeds from
   short-term borrowings                               -          (2,005,000)      1,187,200

         Net cash and equivalents (used for)
           provided by financing activities       (2,265,389)      2,856,384       1,162,665

CASH AND EQUIVALENTS:
 Increase (Decrease)                                 (85,253)        272,882      (1,362,593)
 Balance at beginning of year                        437,327         164,445       1,527,038

         Balance at end of year                   $  352,074     $   437,327     $   164,445

           The accompanying notes are an integral part of these
                         consolidated statements.


























                       -7-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

       Manatron, Inc. and its Subsidiaries (the "Company" or "Manatron") design, market, install and maintain advanced computer-based "turn-key" data processing systems primarily for state and local governments, using general purpose computer hardware produced by leading manufacturers and proprietary software developed or purchased by Manatron. The Company also provides mass real estate appraisal and mapping services for state and local governments.
       The Company's business is primarily concentrated in the Midwest, the Northeast and the Southeast regions of the United States.

     PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Manatron, Inc. and its wholly-owned subsidiaries, ATEK Information Services, Inc. ("ATEK") and Specialized Data Systems, Inc. ("SDS"). In addition, the accompanying consolidated financial statements include the accounts of Sabre Systems and Service ("Sabre") which is a division of the Company. All significant intercompany accounts and transactions have been eliminated. As more fully explained in Note 2, ATEK was acquired in July of 1993 and Sabre was acquired in November of 1994. Accordingly, the accompanying consolidated financial statements only reflect the results of these subsidiary operations since their respective acquisition dates.

     REVENUE RECOGNITION

       Revenue from in-house data processing, maintenance contracts and software support services is normally billed in advance on a monthly, quarterly or annual basis. These billings are recognized as revenue on a straight-line basis over the periods covered by the agreements. At the end of a reporting period, the balance of billings not yet recognized as revenue are reflected as "Billings for Future Services" in the Company's consolidated balance sheets. Costs related to these services are expensed as incurred.

       Revenue and costs related to sales of computer hardware and supplies are recognized when title passes, which is normally the shipping or installation date. Revenue from software licensing fees is recognized when the license agreements are consummated,


                       -8-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       which is also normally the shipping or installation date. The Company's contracts typically do not contain a right of return. As of April 30, 1996 and 1995, the reserve for returns was not significant.

       Revenue and costs related to leases of computer hardware are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (see Note 3).

       In addition, as a result of the acquisition of Sabre, the Company now provides mass real estate appraisal and property mapping services to state and local governments. Revenue and costs under these long term contracts, which typically range from one to three years, are recognized on a percentage of completion basis. Losses on these contracts, if any, are recognized when they become known. As of April 30, 1996 and 1995, the reserve for contract losses was not significant.

     CASH AND EQUIVALENTS

       Cash and equivalents consist of money market funds and short-term time deposits.

     INVENTORIES

       The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

                                                     1996           1995
          Computer hardware and repair parts       $141,418       $455,008
          Data processing supplies and
           purchased software products              245,562        277,313
                                                   $386,980       $732,321

     PROPERTY AND EQUIPMENT, AT COST

       Net property and equipment consists of the following at April 30,:

                       -9-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

                                                   1996              1995
          Land                                 $    25,650       $    25,650
          Building and improvements                449,547           440,672
          Furniture and fixtures                   595,788           606,509
          Rental equipment                         398,720           438,115
          Office equipment and software          3,468,679         3,375,642
          Vehicles                                 342,936           381,422
                                                 5,281,320         5,268,010
          Less- Accumulated depreciation        (3,286,316)       (2,493,869)
                                               $ 1,995,004       $ 2,774,141

       Depreciation of property and equipment is computed over the estimated useful lives of the related assets using primarily the straight-line method for financial reporting and accelerated methods for tax purposes.

       The estimated useful lives of the assets used to compute depreciation expense are as follows:

                    ASSET DESCRIPTION                  YEARS
                 Building and improvements             5-25
                 Furniture and fixtures                4-7
                 Rental equipment                      3
                 Office equipment and software         4-7
                 Vehicles                              3-5

       During 1996 and 1995, approximately $98,000 and $305,000 of inventory was reclassified as property and equipment to better reflect its use by Company personnel.

       Maintenance and repair costs which do not add to the economic useful lives of the related assets are expensed as incurred. Such amounts expensed were approximately $176,000, $123,000 and $68,000 in fiscal 1996, 1995 and 1994, respectively.

                      -10-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     OFFICER RECEIVABLES

       At April 30, 1996 and 1995, the Company had $380,233 and $429,965
       in receivables from certain of its officers. These receivables are non-interest bearing and generally are required to be repaid within five years of their issuance.

     SOFTWARE DEVELOPMENT COSTS

       The Company capitalized approximately $435,000, $584,000 and $381,000 of computer software development costs during fiscal 1996, 1995 and 1994, respectively.

       Amortization of software development costs is computed using the straight-line method over the estimated economic lives of the products which approximate five years. Accumulated amortization was approximately $2,395,000 and $1,930,000 as of April 30, 1996 and 1995, respectively. Amortization expense was approximately $465,000, $364,000 and $280,000 in 1996, 1995 and 1994,
       respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

       Research and development costs incurred to establish technological feasibility were insignificant for fiscal 1995, 1994 and 1993, respectively, and have been expensed. Substantially all of the Company's research and development costs relate to computer software development.

     NONCOMPETE AGREEMENTS

       In connection with certain acquisitions, the Company has short-term noncompete agreements with the former principal owners totaling approximately $620,000 as of April 30, 1996 and 1995, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets and are being amortized over the terms of the agreements using the straight line method. Accumulated amortization was approximately $543,000 and $411,000 as of April 30, 1996 and 1995, respectively.





                      -11-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     ADVERTISING AND PROMOTIONAL MATERIALS

       All advertising and promotional costs are expensed as incurred and amounted to approximately $49,000, $49,000 and $50,000 in fiscal 1996, 1995 and 1994, respectively.

     EARNINGS PER SHARE

       Earnings per share is computed based upon the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding are 2,961,139, 2,933,341 and 2,854,577 for fiscal 1996, 1995 and 1994, respectively. The 1994 amount has been restated for the effect of a 5% stock dividend that was declared on September 16, 1994 for shareholders of record on October 14, 1994.

     LONG-TERM ASSETS

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" (SFAS No. 121).
       The Company is required to adopt the provisions of SFAS No. 121 no later than its fiscal year 1997. Based on information currently available, the Company does not expect the impact of adopting this statement to have a material effect on its financial condition or results of operations.

     ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

       Certain reclassifications have been made to prior year statements to conform to the current year presentation.


                      -12-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(2)  ACQUISITION OF SUBSIDIARIES

       Effective July 28, 1993, the Company acquired all of the outstanding stock of ATEK in exchange for 50,000 shares of restricted Manatron common stock and $542,000 in cash and notes payable. This transaction, and ATEK's plan of reorganization were approved by the United States Bankruptcy court for the Northern District of Ohio on July 27, 1993. Subsequent to July 28, 1993, Manatron advanced approximately $1.7 million to ATEK in connection with its plan of reorganization, which enabled ATEK to pay in full all allowed claims, and as a result, emerge from bankruptcy. ATEK, based in Ohio and Indiana, is also engaged in the same line of business as Manatron.

       In addition, effective November 11, 1994, the Company acquired substantially all of the assets of Sabre in exchange for $4 million in cash (subject to adjustment based on the resolution of a closing net asset statement) together with the assumption of certain liabilities and obligations of the acquired company. Of the $4 million paid at the closing date, $3.4 million was paid to the previous owner, and $600,000 was placed in escrow. On July 28, 1995, the Company reached a final resolution of the Closing Net Asset Statement which resulted in the purchase price being reduced to $3.9 million. Sabre is based in Ohio and provides real estate mass appraisal and property mapping services, as well as sales of computer hardware and software to local governments.

       The acquisitions of ATEK and Sabre were accounted for as purchases. Accordingly, the purchase prices were allocated to the net assets acquired based upon their fair market values. The Sabre acquisition price was less than the book value of the net assets acquired, therefore, no goodwill was recorded. The entire excess of the ATEK purchase price has been classified as goodwill in the accompanying consolidated balance sheets. Total goodwill, which is approximately $1,848,000, is being amortized over a ten year period using the straight line method. Accumulated amortization was approximately $578,000 and $393,000 as of April 30, 1996 and 1995, respectively.

       Pro forma unaudited operating results of the Company, assuming the acquisition of Sabre had been made as of May 1, 1994, are summarized below:



                      -13-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(2)  ACQUISITION OF SUBSIDIARIES, continued

                                                1995
             Net revenues                    $30,543,000
             Net income (loss)               $   627,000
             Earnings (loss) per share       $       .21

       These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step up in the basis of fixed assets, amortization of acquisition costs and increased interest expense on the acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on May 1, 1994, or of future results of operations of the consolidated entities.

(3)  SALES TYPE LEASES AND OPERATING LEASES

       Certain of the Company's leases meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The difference between the normal selling price of the equipment and the cost is recognized as profit at the inception of the lease. The sum of the aggregate rental payments to be received plus the unguaranteed residual value, if any, minus the selling price of the equipment at the inception of a lease is amortized to income over the respective lease terms using the effective interest method. Residual values are generally not significant given that the computer hardware market is subject to rapid technological change. Such amortized amounts are included in the accompanying consolidated statements of operations under the caption "Net Revenues".

       The following are components of the net investment in sales type leases as reflected in the accompanying consolidated balance sheets at April 30,:






                      -14-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(3)  SALES TYPE LEASES AND OPERATING LEASES, continued

                                                      1996           1995
          Future minimum rentals receivable         $751,257       $ 772,749
          Less- Unamortized unearned income          (94,405)      $(112,747)

          Net investment in sales type leases       $656,852       $ 660,002

       Substantially all future minimum rentals receivable on sales type leases are due in the next three fiscal years.

       The Company also leases computer equipment to customers under operating lease agreements with various terms through fiscal 2001. The accumulated depreciation on rental equipment was $262,000 and $231,000 at April 30, 1996 and 1995, respectively.

       Future minimum lease payments to be received under noncancelable operating leases at April 30, 1996, are approximately as follows:

                       FISCAL YEAR        AMOUNT
                         1997             280,000
                         1998             159,000
                         1999              96,000
                         2000              51,000
                         2001               8,000

(4)  INSTALLMENT NOTES RECEIVABLE

       The Company also offers its hardware and software solutions for sale on an installment basis and as a result has notes receivable totaling $1,585,496 and $1,589,458 at April 30, 1996 and 1995,
       respectively. The notes have various payment terms, generally bear interest at rates approximating prime and have various maturity dates through January of 1999.



                      -15-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(5)  LONG-TERM DEBT

       In connection with its acquisition of Sabre, the Company obtained a $9.2 million long-term revolving line of credit with a bank (secured by substantially all the assets of the Company), which matures on December 1, 1999. This line was subsequently reduced to $5 million. Borrowings under this Long-Term Credit Agreement at April 30, 1996 and 1995 were $3,175,000 and $4,784,000, respectively. Interest is payable monthly at the bank's prime rate which was 8.25% at April 30, 1996.

       Additionally, the Company is required to, among other things, collect specified levels of past due receivables, generate minimum levels of cash flow from operations, maintain a certain level of tangible net worth, a minimum debt-to-equity ratio, and minimum working capital. The Company was in compliance with these provisions of the debt agreement, with the exception of the working capital requirement, for which it has obtained a waiver.

       Cash paid for interest approximated the amounts shown as interest expense in the accompanying consolidated statements of operations.

(6)  RENTAL COMMITMENTS

       The Company leases the majority of its office and warehouse space under agreements with various terms through fiscal 2001. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $750,000, $575,000 and $367,000 for fiscal 1996, 1995 and 1994, respectively.

       Future minimum rental payments under noncancelable operating leases at April 30, 1996, are approximately as follows:

                       FISCAL YEAR        AMOUNT
                         1997             498,000
                         1998             353,000
                         1999             285,000
                         2000             191,000
                         2001             119,000

                      -16-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(7)  FEDERAL INCOME TAXES

       The Company is complying with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       The provision (credit) for federal income taxes consists of the following:

                                               1996          1995          1994
          Currently payable (refundable)    $  27,000     $(359,200)     $ 59,000
          Deferred provision (credit)        (227,000)      686,200       165,700
                                            $(200,000)    $ 327,000      $224,700

       The Company's effective tax rate was 6%, 43% and 40% in fiscal
       1996, 1995 and 1994, respectively. A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision (credit) for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

                                               1996          1995          1994
          Computed tax expense (credit)
           using the 34% statutory rate     $(1,101,000)      $260,000      $190,000
          Operating losses with no
           current tax benefit                  824,000           -             -
          Tax-exempt interest income            (18,000)       (22,000)      (17,000)
          Non-deductible goodwill
           amortization                          63,000         63,000        52,000
          Non-deductible meals and
           entertainment                         34,000         25,000         9,000
          Other                                  (2,000)         1,000        (9,300)
                                            $  (200,000)      $327,000      $224,700

                      -17-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(7)  FEDERAL INCOME TAXES, continued

       The tax effect and type of significant temporary differences which gave rise to the future tax benefits and deferred income taxes as of April 30, 1996 and 1995, are approximately as follows:

                                                            1996            1995
          Deferred tax assets:
          Valuation reserves not currently
           deductible                                    $  531,000      $ 373,000
          Net Operating Loss Carryforward                   424,000           -
          Accrued liabilities not currently
           deductible                                       308,000        150,000
          Restructuring Reserves not
           currently deductible                             255,000           -
          Other                                              96,000         36,000
                                                          1,614,000        559,000

          Valuation Allowance                              (824,000)             -
                                                            790,000        559,000

          Deferred tax liabilities:
          Software development costs expensed
           for tax purposes                                (304,000)      (284,000)
          Property and equipment depreciation
           and basis differences                            (56,000)       (73,000)
          Lease accounting method differences              (273,000)      (272,000)
                                                           (633,000)      (629,000)
          Net deferred tax (liability) asset             $  157,000      $ (70,000)

       During 1996, the Company recorded a valuation allowance against certain of its future tax benefits, including a portion of the current year net operating loss carryforward, due to the uncertainty of their ultimate realization.

       As of April 30, 1996, the Company had tax net operating loss carryforwards of approximately $1,247,000. These net operating loss carryforwards are available to offset future taxable income through the following fiscal years: $725,000 in 2010 and $522,000 in 2011.

                      -18-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

(7)  FEDERAL INCOME TAXES, continued

       Cash expended or (received) for federal income taxes totaled approximately $(178,000), $(207,000) and $320,000 during fiscal
       1996, 1995 and 1994, respectively.

(8)  EMPLOYEE STOCK PLANS

       The Manatron, Inc. Employee Stock Purchase Plan (the "Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 8% of the Company's employees participate in the Plan. As of April 30, 1996, 43,869 shares of common stock are available for purchase. The purchase price for each share is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. No more than 5,000 shares may be purchased in any one quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. No amounts are charged to operations related to the Plan. Since the inception of the Plan in 1987, and through April 30, 1996, a total of 74,220 shares have been purchased by participants at prices ranging from $1.27 to $6.27 per share.

       The Manatron, Inc. Restricted Stock Plan of 1987 (the "Restricted Plan") is intended to assist the Company in attracting, rewarding and retaining well-qualified directors, executive personnel and other key employees by offering them additional incentives. The Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. As of April 30, 1996, 41,300 shares remain available for issuance under the Restricted Plan.

       The Company has four stock option plans: the Manatron, Inc. 1986 Incentive Stock Option Plan, the Manatron, Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan and the Manatron, Inc. 1995 Long-Term Incentive Plan ("Option Plans"). Under these Option Plans, 1,025,000 shares of common stock were reserved for issuance. The Option Plans provide for a committee appointed by the Board to grant to directors, officers and other key employees up to 100,000 shares of common stock subject to certain restrictions and up to 925,000 options to purchase shares of the Company's common stock at a price which is at least equal to the fair market value of such shares on the date of grant. For employees of the Company owning stock with more than ten percent of

                      -19-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

(8)  EMPLOYEE STOCK PLANS, continued

       the voting rights, the exercise price of the options must be at least 110 percent of the fair market value of the shares on the date of grant. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000.

       Options granted under the Option Plans are generally exercisable within limits specified at the time of grant and expire five to ten years from the date of grant. No charges to operations are recorded with respect to the authorization, grant or exercise of these options. As of April 30, 1996, 60,000 shares of restricted common stock may be issued and 226,363 stock options may be granted under these Option Plans.

       A summary of stock option activity including the retroactive effect of the stock dividends is as follows:

                                                  OPTIONS      PRICE RANGE
          Outstanding at April 30, 1993           150,995
          Granted                                  95,150      $3.63-$5.13
          Expired                                 (11,027)     $2.06-$3.75
          Exercised                               (40,199)     $2.06-$3.75

          Outstanding at April 30, 1994           194,919
          Granted                                 158,626      $3.13-$4.26
          Expired                                  (4,463)     $2.88-$4.00
          Exercised                                (1,050)        $3.00

          Outstanding at April 30, 1995           348,032
          Granted                                 408,500      $1.63-$2.88
          Expired                                (162,118)     $2.88-$5.25
          Exercised                                (9,258)     $2.50-$2.88

          Outstanding at April 30, 1996           585,156

          Exercisable at April 30, 1996           306,156

       During fiscal 1996, 40,000 shares of Restricted Stock were granted over a period of ten years at a market price of $3.50. The related amount is reflected as deferred compensation in the accompanying consolidated financial statements and is being amortized over the related restriction period. No restricted shares were granted in fiscal 1995 or fiscal 1994.
                      -20-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(9)  STOCK WARRANTS

       As of April 30, 1996, the Company has outstanding 23,000 and 75,000 warrants for the purchase of its common stock which expire on September 25, 1996 and April 30, 1998, respectively. These warrants were issued to a previous member of the Board of Directors for consulting services performed in 1986, and to a public relations firm retained during 1995. The warrants are immediately exercisable at prices ranging from $2.88 to $3.50 per share, with the exception that 50,000 of the warrants may be forfeited if certain stipulated conditions are not met by April 30, 1997.

(10) EMPLOYEE BENEFIT PLANS

       The Company has an Employee Stock Ownership, profit sharing and 401(k) plan covering substantially all of its employees. The Company's contribution to the profit sharing plan is subject to the discretion of the Board of Directors. No contributions were approved for the years ended April 30, 1996, 1995 and 1994, due to the reduced profitability levels of the Company.

       The 401(k) plan allows eligible employees to have up to 15% of their pay withheld on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay. Company matching contributions charged to expense for the years ended April 30, 1996, 1995 and 1994, were approximately $83,000, $60,000 and $37,000, respectively.

       On June 29, 1995, the Company established a leveraged Employee
       Stock Ownership Plan (the "ESOP") covering substantially all of its employees. The ESOP purchased 142,858 common shares from Allen F. Peat, the Company's former chairman, president and chief executive officer, for $3.50 per share. The ESOP borrowed $500,000 from a bank to finance the stock purchase. The Company has guaranteed the ESOP's loan and is obligated to make contributions sufficient to enable the ESOP to repay the loan, including interest. The loan is repayable in quarterly installments of $25,000 plus interest at the bank's prime rate. As of April 30, 1996, three quarterly




                                      -21-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(10) EMPLOYEE BENEFIT PLANS, continued

       installments have been made. The $425,000 balance is reflected as a liability and a like amount, considered deferred compensation, has been recorded as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

       As of April 30, 1996, 21,426 common shares have been committed to be released for allocation to ESOP participants. Allocations occur on December 31 of each year. As a result, the fair market value of these shares at the time they were committed for release, which aggregates approximately $46,000, has been recorded as compensation expense in the accompanying consolidated condensed statements of operations. The difference between this amount and the original cost of these shares, which is approximately $29,000, has been charged against common stock. The fair value of the unearned ESOP shares as of April 30, 1996 approximated $200,000.

       The Company is self-insured for all employee's medical expenses incurred to a level of $30,000 per individual or family per year. Employees' medical expenses incurred beyond the $30,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

(11) SEVERANCE AGREEMENT

       The Company and Allen F. Peat entered into an agreement, effective as of October 17, 1995, setting forth the terms pursuant to which Mr. Peat retired as Chairman, President and Chief Executive Officer. The Agreement terminated Mr. Peat's five-year employment agreement and provided for severance compensation, deferred compensation and other payments totaling approximately $1.3 million to be paid through December of 1999.

       The present value of these payments plus legal and professional costs associated with the restructuring of the Company, which approximates $1.3 million, is included in the $1.6 million restructuring charge that is reflected in the accompanying consolidated condensed statements of operations. In addition, the Company assumed and paid on March 15, 1996, the third and final installment of approximately $750,000 owed by Mr. Peat to Ronald D. Stoynoff pursuant to a stock purchase agreement between


                                      -22-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(11) SEVERANCE AGREEMENT, continued

       the two parties. In exchange for assuming this obligation, the Company received approximately 150,000 shares of Manatron common stock from Mr. Peat.

       The remaining obligations under this agreement as of April 30, 1996, have been appropriately classified as current or long-term liabilities in the accompanying consolidated condensed financial statements. The fair market value of the stock received was approximately $431,000 and has been recorded as a reduction to common stock in the accompanying consolidated balance sheets. The $319,000 difference between the fair market value of the stock and the total assumed obligation of $750,000 was considered compensation expense and, accordingly, is included in the $1.6 million restructuring charge.

(12) RELATED PARTY TRANSACTIONS

       During the three months ended July 31, 1993, prior to its acquisition of ATEK (see Note 2), the Company entered into a software license agreement with ATEK with respect to the use of Manatron's appraisal software and related documentation for the ATEK customers in the State of Indiana. The license fee of $395,000 paid by ATEK to Manatron, which is included in net revenues in the accompanying consolidated statements of income, had a $240,000 favorable impact upon the Company's net income for the three month period ended July 31, 1993. However, there was no impact on net income for the year ended April 30, 1994, as the $395,000 license fee has been expensed in connection with ATEK's sales of this software to its customers. This pre-acquisition contract was for an amount and at terms comparable to those used in transacting business with other parties.

       In September 1995, the Company purchased the portion of the corporate office building it had previously leased from Allen F. Peat. The purchase price of $200,000 was paid in cash and was based on an independent appraisal.







                      -23-
                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 1996 and April 30, 1995, the fair value of the notes receivable approximated the carrying value. The Company's long-term debt reprices frequently at the then-prevailing market interest rates. As of April 30, 1996 and April 30, 1995, the carrying value approximated the fair value of the Company's long-term debt.































                                      -24-
                               EXHIBIT INDEX


NUMBER                             ITEM

4.2              First Amendment to Revolving Credit
                 Agreement.

4.3              Second Amendment to Revolving Credit
                 Agreement.

21               Subsidiaries of Registrant.

23               Consent of Independent Auditors.

24               Powers of Attorney.

27               Financial Data Schedule.