Form 10-Q
period 1996-07-31
MANATRON INC
filed 1996-09-13
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
___________________________________________________________________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1996

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

          The number of shares outstanding of registrant's common stock, no par value, at September 12, 1996, was 2,864,994 shares.


===========================================================================




PART I. - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                          JULY 31,            APRIL 30,
                                                            1996                1996
                         ASSETS
CURRENT ASSETS:
 Cash and equivalents                                  $   298,134          $   352,074
 Receivables, net                                        6,297,858            6,507,677
 Revenues earned in excess of billings and
   retainages on long-term contracts                     2,685,192            2,466,205
 Inventories                                               289,984              386,980
 Other current assets                                      532,567              514,167

       Total current assets                             10,103,735           10,227,103

NET PROPERTY AND EQUIPMENT                               1,880,488            1,995,004

OTHER ASSETS:
 Long-term receivables, less current portion             1,159,725            1,272,920
 Officers' receivable                                      379,959              380,233
 Computer software development costs, net                1,043,634            1,060,483
 Goodwill, net                                           1,223,788            1,269,997
 Other, net                                                332,190              377,447

       Total other assets                                4,139,296            4,361,080

                                                       $16,123,519          $16,583,187

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                     $   100,000          $   100,000
 Accounts payable                                          834,465            1,048,484
 Billings in excess of revenues earned on
   long-term contracts                                   1,751,799            1,687,561
 Billings for future services                            2,683,328            2,721,567
 Accrued liabilities                                     1,702,721            1,626,031

       Total current liabilities                         7,072,313            7,183,643





DEFERRED INCOME TAXES                                      175,000              175,000

LONG-TERM DEBT                                           3,330,000            3,500,000

OTHER LONG-TERM LIABILITIES                                529,089              580,174

SHAREHOLDERS' EQUITY:
 Common stock                                            5,437,986            5,444,497
 Retained earnings                                         107,384              256,685
 Deferred compensation                                    (128,250)            (131,812)
 Unearned ESOP Shares                                     (400,003)            (425,000)

       Total shareholders' equity                        5,017,117            5,144,370

       Total liabilities and shareholders' equity      $16,123,519          $16,583,187

  See accompanying notes to consolidated condensed financial statements.

































                                      -2-

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                                           JULY 31,
                                                                   1996                1995
NET REVENUES                                                    $5,277,249          $5,719,632

COST OF REVENUES                                                 3,181,779           3,793,041

        Gross profit                                             2,095,470           1,926,591

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                        2,180,260           2,291,525

        Loss from operations                                       (84,790)           (364,934)

OTHER EXPENSE, net                                                 (64,511)            (93,258)

        Loss before credit for federal income taxes               (149,301)           (458,192)

CREDIT FOR FEDERAL INCOME TAXES (Note 2)                                --            (136,500)

NET LOSS                                                        $ (149,301)         $ (321,692)

LOSS PER SHARE                                                  $     (.05)         $     (.11)

WEIGHTED AVERAGE SHARES OUTSTANDING                              2,863,355           2,941,408

  See accompanying notes to consolidated condensed financial statements.
















                                      -3-

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS ENDED
                                                                                  JULY 31,
                                                                          1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $(149,301)         $  (321,692)
 Adjustments to reconcile net loss to net cash
   and equivalents provided by operating
   activities:
     Depreciation and amortization                                       455,077              429,050
     Deferred compensation expense                                        17,846                   --
     Loss on disposition of property
       and equipment                                                          --                4,905
     Decrease (increase) in assets:
       Receivables, net                                                  209,819            1,074,426
       Revenues earned in excess of billings and
         retainages                                                     (218,987)             455,667
       Inventories                                                        96,996               97,199
       Other current assets                                              (18,400)            (107,649)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                         (137,329)            (225,080)
       Billings in excess of revenues earned                              64,238              (89,133)
       Billings for future services                                      (38,239)            (323,354)
       Other long-term liabilities                                       (51,085)                  --

         Net cash and equivalents provided by
           operating activities                                          230,635              994,339

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in long-term notes receivable                       113,469              (73,299)
 Proceeds from sale of property and equipment                                 --                2,324
 Decrease in other assets                                                     --                  545
 Investments in computer software                                       (108,249)             (85,566)
 Net additions to property and equipment                                (123,997)             (99,114)

         Net cash and equivalents used for investing
           activities                                                   (118,777)            (255,110)








                                      -4-
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                  4,202               13,476
 Purchase of common stock for ESOP                                            --             (500,000)
 Reduction of debt                                                      (170,000)            (594,000)

         Net cash and equivalents used for
           financing activities                                         (165,798)          (1,080,524)

CASH AND EQUIVALENTS:
 Decrease                                                                (53,940)            (341,295)
 Balance at beginning of period                                          352,074              437,327

 Balance at end of period                                              $ 298,134          $    96,032

  See accompanying notes to consolidated condensed financial statements.



































                                      -5-
                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
___________________________________________________________________________

(1)  GENERAL INFORMATION

     The consolidated condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996, as filed with the Securities and Exchange Commission on July 26, 1996. There have been no significant changes in such information since the date of such Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
     (a) the financial position of the Registrant as of July 31, 1996, and April 30, 1996, and (b) the results of its operations for the three-months ended July 31, 1996 and 1995, and (c) cash flows for the three-months ended July 31, 1996 and 1995.

(2)  FEDERAL INCOME TAXES

     During 1996, the Company recorded a valuation allowance against a portion of its $1.2 million net operating loss carryforward due to the uncertainty of its ultimate realization. As a result, the Company also has not recorded a future tax benefit for the effect of the loss it incurred during the three months ended July 31, 1996. These net operating loss carryforwards are available to offset future taxable income through the year 2012.












                                      -6-
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $5,277,249 for the three months ended July 31, 1996, have decreased by 8% in comparison to the $5,719,632 of net revenues that were reported for the comparable period in the prior year. These amounts include revenues from computer hardware and software shipments, revenues from sales of computer forms and supplies, and revenues from various related services such as mass real estate appraisal, digitizing maps, hardware maintenance, software support, training, laser printing and internal data processing.

Software sales increased 32% as compared to the prior year quarter primarily because a significant contract for the Company's GAVEL and MIRRS software and related services was signed in the first quarter of fiscal 1997. While a few of the modules were installed during the first quarter, the majority of the work related to this contract and the related revenue will occur during the balance of this year. This increase was offset by a 25% decrease in revenues from appraisal services because established markets such as Ohio and Indiana are at the low end of their appraisal cycles which have reduced opportunities for new work. The Appraisal Division is anticipating an upswing in its Ohio sales cycle during the balance of this fiscal year and has taken steps to sign work in other areas to offset the impact of its cyclical market as evidenced by its award of two contracts for approximately $1.5 million in New York during the first quarter of fiscal 1997.

As a result of the decrease in net revenues, cost of revenues for the three months ended July 31, 1996, also decreased 16% to $3,181,779 compared to prior year amount of $3,793,041. Part of this decrease is due to an improvement in the Company's gross profit margin from 34% in the first quarter of fiscal 1996 to 40% for the first quarter of fiscal 1997. The margin improvement can primarily be attributed to the completion of a few mass real estate appraisal contracts that were problem jobs in the prior year and the increase in higher margin software sales as noted above.

Selling, general and administrative expenses have decreased by 5% to $2,180,260 for the three months ended July 31, 1996, compared to $2,291,525 that was reported for the same period in prior year. This decrease is primarily due to the Company's efforts to reduce costs until its new Open Window Series of products can be released.

As a result of the factors noted above, the Company reported an operating loss of $84,790 for the three months ended July 31, 1996, compared to $364,934 for the first quarter of fiscal 1996. In addition, interest expense, which is included in other expense, has decreased from $110,957 to $80,995 as a result of the Company's current focus on reducing debt.

                                      -7-
The Company's provision (credit) for federal income taxes generally fluctuates with the level of pretax income (loss). In addition, the effective tax rate is generally impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK Information Services and Specialized Data Systems. However, the Company has not recorded the tax effect of its $149,301 loss for the three months ended July 31, 1996, since the Company has recorded a valuation allowance against its net operating loss carryforward as described in Note 2.

As a result of the factors noted above, the Company reported a net loss of $149,301 or $.05 per share for the three months ended July 31, 1996, compared to a net loss of $321,692 or $.11 per share for the prior year. Weighted average shares outstanding has decreased from 2,941,408 to 2,863,355 primarily because the Company obtained approximately 150,000 shares of its common stock in March of 1996 as part of the severance agreement with Allen F. Peat.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of $3,031,422 at July 31, 1996, is comparable to the April 30, 1996, amount of $3,043,460. These levels reflect current ratios of 1.43 and 1.42, respectively.

Shareholders' equity at July 31, 1996, decreased by $127,253 to $5,017,117 from the balance reported at April 30, 1996, primarily because of the $149,301 net loss. As a result, book value per share has decreased to $1.75 as of July 31, 1996, from $1.80 at April 30, 1996.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures which were approximately $124,000 for the three months ended July 31, 1996, are slightly higher than the prior year amount of $99,000. They relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Net capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months. As of July 31, 1996, the Company owed $3,030,000 on its $5 million revolving credit agreement and $400,000 on its ESOP loan. It is anticipated that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.





                                      -8-
The Company cannot precisely determine the effect of inflation on its business. The Company continues, however, to experience relatively stable costs for its inventory as the computer hardware market is very competitive. Inflationary price increases related to labor and overhead will have a negative effect on the Company's cash flow and net income to the extent that they cannot be offset through improved productivity and price increases.


PART II. - OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following document is filed as an exhibit to this report on Form 10-Q.

           27   Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three months ended July 31, 1996.































                                      -9-
                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 13, 1996               By /S/ PAUL R. SYLVESTER
                                           Paul R. Sylvester
                                           President, Chief Executive
                                             Officer and Chief Financial
                                             Officer (Principal) Executive,
                                             Financial and Accounting
                                             Officer




































                                      -10-
                               EXHIBIT INDEX


          EXHIBIT
          NUMBER         DOCUMENT

           27       Financial Data Schedule












































                                      -11-