Form 10-Q
period 1996-10-31
MANATRON INC
filed 1996-12-16
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
---------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 1996

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

          The number of shares outstanding of registrant's common stock, no par value, at December 13, 1996, was 2,868,112 shares.


===========================================================================

PART I. - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                          OCTOBER 31,        APRIL 30,
                                                             1996              1996
                                                         ------------      ------------
                         ASSETS
                         ------
CURRENT ASSETS:
 Cash and equivalents                                    $    97,751       $   352,074
 Receivables, net                                          6,438,827         6,507,677
 Revenues earned in excess of billings and
   retainages on long-term contracts                       2,886,742         2,466,205
 Inventories                                                 252,117           386,980
 Other current assets                                        552,882           514,167
                                                         -----------       -----------

       Total current assets                               10,228,319        10,227,103
                                                         -----------       -----------

NET PROPERTY AND EQUIPMENT                                 1,775,097         1,995,004
                                                         -----------       -----------

OTHER ASSETS:
 Long-term receivables, less current portion               1,040,990         1,272,920
 Officers' receivable                                        379,809           380,233
 Computer software development costs, net                  1,010,781         1,060,483
 Goodwill, net                                             1,177,580         1,269,997
 Other, net                                                  288,411           377,447
                                                         -----------       -----------

       Total other assets                                  3,897,571         4,361,080
                                                         -----------       -----------

                                                         $15,900,987       $16,583,187
                                                         ===========       ===========








   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                       $   100,000       $   100,000
 Accounts payable                                            804,460         1,048,484
 Billings in excess of revenues earned on
   long-term contracts                                     1,718,252         1,687,561
 Billings for future services                              2,581,565         2,721,567
 Accrued liabilities                                       1,718,934         1,626,031
                                                         -----------       -----------

       Total current liabilities                           6,923,211         7,183,643
                                                         -----------       -----------

DEFERRED INCOME TAXES                                        175,000           175,000

LONG-TERM DEBT                                             3,415,000         3,500,000

OTHER LONG-TERM LIABILITIES                                  475,685           580,174

SHAREHOLDERS' EQUITY:
 Common stock                                              5,431,337         5,444,497
 Retained earnings (deficit)                                 (19,559)          256,685
 Deferred compensation                                      (124,687)         (131,812)
 Unearned ESOP shares                                       (375,000)         (425,000)
                                                         -----------       -----------

       Total shareholders' equity                          4,912,091         5,144,370
                                                         -----------       -----------

       Total liabilities and shareholders' equity        $15,900,987       $16,583,187
                                                         ===========       ===========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       OCTOBER 31,                          OCTOBER 31,
                                              -----------------------------        ------------------------------
                                                 1996               1995              1996               1995
                                              ----------        -----------        -----------        -----------
NET REVENUES                                  $5,691,262        $ 5,595,034        $10,968,511        $11,314,666

COST OF REVENUES                               3,524,097          3,711,858          6,705,876          7,504,899
                                              ----------        -----------        -----------        -----------

        Gross profit                           2,167,165          1,883,176          4,262,635          3,809,767

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                       2,227,559          2,542,180          4,407,819          4,833,705

RESTRUCTURING CHARGE                                  --          1,598,004                 --          1,598,004
                                              ----------        -----------        -----------        -----------

        Loss from operations                     (60,394)        (2,257,008)          (145,184)        (2,621,942)

OTHER EXPENSE, net                               (66,548)           (88,045)          (131,059)          (181,303)
                                              ----------        -----------        -----------        -----------

        Loss before credit for
          federal income taxes                  (126,942)        (2,345,053)          (276,243)        (2,803,245)

CREDIT FOR FEDERAL INCOME
 TAXES (Note 2)                                       --            (63,500)                --           (200,000)
                                              ----------        -----------        -----------        -----------

NET LOSS                                      $ (126,942)       $(2,281,553)       $  (276,243)       $(2,603,245)
                                              ==========        ===========        ===========        ===========

LOSS PER SHARE                                $     (.04)       $      (.76)       $      (.10)       $      (.88)
                                              ==========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                   2,866,044          2,986,694          2,864,700          2,966,658
                                              ==========        ===========        ===========        ===========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                       SIX MONTHS ENDED
                                                                          OCTOBER 31,
                                                                 ------------------------------
                                                                    1996               1995
                                                                 ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $(276,243)        $(2,603,245)
 Adjustments to reconcile net loss to net cash
   and equivalents provided by operating
   activities:
     Depreciation and amortization                                 912,703             832,790
     Deferred compensation expense                                  34,803                  --
     Loss (gain) on disposition of property
       and equipment                                                    --              (7,800)
     Decrease (increase) in assets:
       Receivables, net                                             68,850           2,135,265
       Revenues earned in excess of billings and
         retainages                                               (420,537)            120,597
       Inventories                                                 134,863             (11,471)
       Other current assets                                        (38,715)           (637,670)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                   (151,121)            128,941
       Billings in excess of revenues earned                        30,691              53,408
       Billings for future services                               (140,002)           (382,934)
       Restructuring charges                                            --           1,248,423
                                                                 ---------         -----------

         Net cash and equivalents provided by
           operating activities                                    155,292             876,304
                                                                 ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in long-term receivables                      232,354            (134,006)
 Proceeds from sale of property and equipment                           --              28,303
 Increase in other assets                                               --             195,016
 Investments in computer software                                 (202,233)           (140,511)
 Net additions to property and equipment                          (259,408)           (200,325)
                                                                 ---------         -----------

         Net cash and equivalents used for investing
           activities                                             (229,287)           (251,523)
                                                                 ---------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                            9,161              24,787
 Purchase of common stock for ESOP                                      --            (500,000)
 Reduction of debt                                                 (85,000)           (348,000)
 Reduction of other long-term liabilities                         (104,489)                 --
                                                                 ---------         -----------

         Net cash and equivalents used for
           financing activities                                   (180,328)           (823,213)
                                                                 ---------         -----------

CASH AND EQUIVALENTS:
 Decrease                                                         (254,323)           (198,432)
 Balance at beginning of period                                    352,074             437,327
                                                                 ---------         -----------

 Balance at end of period                                        $  97,751         $   238,895
                                                                 =========         ===========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
     (a) the financial position of the Registrant as of October 31, 1996, and April 30, 1996, and (b) the results of its operations for the six-months ended October 31, 1996 and 1995, and (c) cash flows for the six-months ended October 31, 1996 and 1995.

(2)  FEDERAL INCOME TAXES

     During fiscal 1996, the Company recorded a valuation allowance against a portion of its $1.2 million net operating loss carryforward due to the uncertainty of its ultimate realization. The Company also has not recorded a future tax benefit for the effect of the loss it incurred during the six months ended October 31, 1996. These net operating loss carryforwards are available to offset future taxable income through the year 2012.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $5,691,262 for the three months ended October 31, 1996, have increased by 2% in comparison to the $5,595,034 of net revenues that were reported for the comparable period in the prior year. Year to date net revenues of $10,968,511 are 3% lower than the $11,314,666 of net revenues that were reported for the comparable six month period in the prior year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, digitizing property tax maps, and forms processing and printing.

While software license fees and related service revenues have increased slightly over the prior year, the year to date decrease in revenues can primarily be attributed to two factors: delays in the completion of the Company's new Windows-based appraisal, financial and payroll products and the cyclical nature of the Company's market for appraisal services in Indiana and Ohio. Significant progress has recently been made in both of these areas as the new appraisal, financial and payroll software is now being used by a number of customers. In addition, the Company has signed long-term contracts for approximately $1.5 and $1.8 million of appraisal services in New York during the first quarter and in Ohio subsequent to October 31, 1996, respectively.

Cost of revenues for the three months ended October 31, 1996, decreased 5% to $3,524,097 versus the comparable prior year amount of $3,711,858. Year to date cost of revenues decreased by 11% from $7,504,899 in the prior year to $6,705,876 for the six months ended October 31, 1996. These decreases are primarily due to an improvement in the Company's gross profit margins which can be attributed to a favorable change in the mix of revenues. The prior year gross margins were approximately 34% for both the three and six month periods while the current year margins have improved to 38% and 39%, respectively. Sales of software generally yield a much higher margin than sales of the Company's other products and services.

Selling, general and administrative expenses have decreased by 12% to $2,227,559 for the three months ended October 31, 1996, compared to $2,542,180 for the prior year quarter. Year to date selling, general and administrative expenses have decreased 9% from $4,833,705 in the prior year to $4,407,819 in the current year. This decrease is primarily due to the Company's efforts to reduce costs without effecting the level of customer service that has historically been provided.

As a result of the factors noted above, the Company reported operating losses of $60,394 for the three months and $145,184 for the six months ended October 31, 1996. This is a substantial improvement over the comparable prior year operating losses of $2,257,008 for the three months and $2,621,942 for the six months ended October 31, 1995, even after the $1.6 million nonrecurring charge related to the retirement of Allen F. Peat, who was the Company's former Chairman, Chief Executive Officer and President, is excluded from the prior year amounts.

Interest expense which is included in other expense, has decreased from $217,281 to $162,245 because the Company has reduced its average outstanding indebtedness by approximately $1 million.

The Company's provision (credit) for federal income taxes generally fluctuates with the level of pretax income (loss). In addition, the effective tax rate is generally impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and Specialized Data Systems. However, as previously discussed in Note 2, the Company has elected not to record the tax effect of the losses for the three and six month periods ended October 31, 1996.

As a result of the factors noted above, the Company reported net losses of $126,942 or $.04 per share for the three months and $276,243 or $.10 per share for the six months ended October 31, 1996, verses net losses of $2,281,553 or $.76 per share and $2,603,245 or $.88 per share for the comparable periods in the prior year. Weighted average shares outstanding has decreased from 2,966,658 to 2,864,700 primarily because the Company purchased approximately 150,000 shares of its common stock in March of 1996 from Allen F. Peat in connection with his retirement.


FINANCIAL CONDITION AND LIQUIDITY

Working capital of $3,305,108 at October 31, 1996, is up 9% compared to April 30, 1996, amount of $3,043,460. These levels reflect current ratios of 1.48 and 1.42, respectively.

Shareholders' equity at October 31, 1996, decreased by 5% to $4,912,091 from the $5,144,370 that was reported at April 30, 1996, primarily because of the $276,243 net loss for the six month period. As a result, book value per share has decreased to $1.71 as of October 31, 1996, from $1.80 at April 30, 1996.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were $259,408 for the six months ended October 31, 1996, are slightly higher than the prior year amount of $200,325. They relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Net capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months.
As of October 31, 1996, the Company owed $3,140,000 on its $5 million revolving credit agreement and $375,000 on its ESOP loan. This is an improvement over the prior year as the balances outstanding on these loan agreements at October 31, 1995, were $4,116,000 and $475,000, respectively. It is anticipated that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

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

PART II. - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  October 10, 1996 Annual Meeting of Shareholders

     (b)  Newly Elected Directors:

               Randall L. Peat
               Paul R. Sylvester
               Stephen C. Waterbury

          Directors whose term of office continued after the meeting:

               Gene Bledsoe
               Richard J. Holloman
               Allen F. Peat
               Douglas A. Peat
               Jane M. Rix
               Melvin J. Trumble
               Harry C. Vorys


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following document is filed as an exhibit to this report on Form 10-Q:

          27   Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three months ended October 31, 1996.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 16, 1996             By /S/ PAUL R. SYLVESTER
                                        Paul R. Sylvester
                                        President, Chief Executive Officer
                                          and Chief Financial Officer
                                          (Principal) Executive, Financial
                                          and Accounting Officer

                               EXHIBIT INDEX


          EXHIBIT
          NUMBER         DOCUMENT

           27       Financial Data Schedule