Form 10-Q
period 1997-01-31
MANATRON INC
filed 1997-03-17
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
---------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended January 31, 1997

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

          The number of shares outstanding of the registrant's common stock, no par value, at March 14, 1997, was 2,871,394 shares.


===========================================================================

PART I. - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        JANUARY 31,      APRIL 30,
                                                           1997            1996
                                                        -----------     -----------
                         ASSETS
                         ------
CURRENT ASSETS:
 Cash and equivalents                                   $   139,399     $   352,074
 Receivables, net                                         6,889,382       6,507,677
 Revenues earned in excess of billings and
   retainages on long-term contracts                      2,739,189       2,466,205
 Inventories                                                156,050         386,980
 Other current assets                                       559,474         514,167
                                                        -----------     -----------

       Total current assets                              10,483,494      10,227,103
                                                        -----------     -----------

NET PROPERTY AND EQUIPMENT                                1,624,334       1,995,004
                                                        -----------     -----------

OTHER ASSETS:
 Long-term receivables, less current portion                798,881       1,272,920
 Officers' receivable                                       379,516         380,233
 Computer software development costs, net                 1,016,479       1,060,483
 Goodwill, net                                            1,131,372       1,269,997
 Other, net                                                 241,770         377,447
                                                        -----------     -----------

       Total other assets                                 3,568,018       4,361,080
                                                        -----------     -----------

                                                        $15,675,846     $16,583,187
                                                        ===========     ===========








   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                      $   100,000     $   100,000
 Accounts payable                                           855,164       1,048,484
 Billings in excess of revenues earned on
   long-term contracts                                    1,692,102       1,687,561
 Billings for future services                             3,250,493       2,721,567
 Accrued liabilities                                      1,530,698       1,626,031
                                                        -----------     -----------

       Total current liabilities                          7,428,457       7,183,643
                                                        -----------     -----------

DEFERRED INCOME TAXES                                       175,000         175,000
                                                        -----------     -----------

LONG-TERM DEBT                                            2,815,000       3,500,000
                                                        -----------     -----------

OTHER LONG-TERM LIABILITIES                                 423,135         580,174
                                                        -----------     -----------

SHAREHOLDERS' EQUITY:
 Common stock                                             5,421,252       5,444,497
 Retained earnings (deficit)                               (115,873)        256,685
 Deferred compensation                                     (121,125)       (131,812)
 Unearned ESOP shares                                      (350,000)       (425,000)
                                                        -----------     -----------

       Total shareholders' equity                         4,834,254       5,144,370
                                                        -----------     -----------

       Total liabilities and shareholders' equity       $15,675,846     $16,583,187
                                                        ===========     ===========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        JANUARY 31,                         OCTOBER 31,
                                               ----------------------------        ------------------------------
                                                  1997              1996              1997               1996
                                               ----------        ----------        -----------        -----------
NET REVENUES                                   $5,498,981        $6,637,705        $16,467,492        $17,952,371

COST OF REVENUES                                3,349,968         4,250,513         10,055,844         11,755,412
                                               ----------        ----------        -----------        -----------

        Gross profit                            2,149,013         2,387,192          6,411,648          6,196,959

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        2,174,158         2,533,020          6,581,977          7,366,725

RESTRUCTURING CHARGE                                   --                --                 --          1,598,004
                                               ----------        ----------        -----------        -----------

        Loss from operations                      (25,145)         (145,828)          (170,329)        (2,767,770)

OTHER EXPENSE, net                                (71,170)         (104,020)          (202,229)          (285,323)
                                               ----------        ----------        -----------        -----------

        Loss before credit for
          federal income taxes                    (96,315)         (249,848)          (372,558)        (3,053,093)

CREDIT FOR FEDERAL INCOME
 TAXES (Note 2)                                        --                --                  0           (200,000)
                                               ----------        ----------        -----------        -----------

NET LOSS                                       $  (96,315)       $ (249,848)       $  (372,558)       $(2,853,093)
                                               ==========        ==========        ===========        ===========

LOSS PER SHARE                                 $     (.03)       $     (.08)       $      (.13)       $      (.96)
                                               ==========        ==========        ===========        ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                    2,869,218         2,990,318          2,866,206          2,974,544
                                               ==========        ==========        ===========        ===========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   NINE MONTHS ENDED
                                                                      JANUARY 31,
                                                            -------------------------------
                                                                1997               1996
                                                            -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $ (372,558)        $(2,853,093)
 Adjustments to reconcile net loss to net cash
   and equivalents provided by operating
   activities:
     Depreciation and amortization                           1,384,840           1,512,630
     Deferred compensation expense                              49,079                  --
     Loss (gain) on disposition of property
       and equipment                                                               111,074
     Decrease (increase) in assets:
       Receivables, net                                       (381,705)          2,519,546
       Revenues earned in excess of billings and
         retainages                                           (272,984)           (155,263)
       Inventories                                             230,930             154,313
       Other current assets                                    (45,307)           (619,329)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities               (288,653)            494,841
       Billings in excess of revenues earned                     4,541             151,153
       Billings for future services                            528,926            (527,070)
       Restructuring charges                                        --           1,176,508
                                                            ----------         -----------

         Net cash and equivalents provided by
           operating activities                                837,109           1,965,310
                                                            ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in long-term receivables                  474,756            (195,224)
 Proceeds from sale of property and equipment                       --              30,324
 Increase in other assets                                           --               1,273
 Investments in computer software                             (341,348)           (265,608)
 Net additions to property and equipment                      (354,516)           (284,788)
                                                            ----------         -----------

         Net cash and equivalents used for investing
           activities                                         (221,108)           (714,023)
                                                            ----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                       13,363              18,060
 Purchase of common stock for ESOP                                  --            (500,000)
 Reduction of debt                                            (685,000)           (919,000)
 Reduction of other long-term liabilities                     (157,039)                 --
                                                            ----------         -----------

         Net cash and equivalents used for
           financing activities                               (828,676)         (1,400,940)
                                                            ----------         -----------

CASH AND EQUIVALENTS:
 Decrease                                                     (212,675)           (149,653)
 Balance at beginning of period                                352,074             437,327
                                                            ----------         -----------

 Balance at end of period                                   $  139,399         $   287,674
                                                            ==========         ===========

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
     (a) the financial position of the Registrant as of January 31, 1997, and April 30, 1996, and (b) the results of its operations for the nine months ended January 31, 1997 and 1996, and (c) cash flows for the nine months ended January 31, 1997 and 1996.

(2)  FEDERAL INCOME TAXES

     During fiscal 1996, the Company recorded a valuation allowance against a portion of its $1.2 million net operating loss carryforward due to the uncertainty of its ultimate realization. The Company also has not recorded a future tax benefit for the effect of the loss it incurred during the nine months ended January 31, 1997. These net operating loss carryforwards are available to offset future taxable income through the year 2012.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $5,498,981 for the three months ended January 31, 1997, have decreased by 17% in comparison to the $6,637,705 of net revenues that were reported for the comparable period in the prior year. Year to date net revenues of $16,467,492 are 8% lower than the $17,952,371 of net revenues that were reported for the comparable nine-month period in the prior year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, digitizing property tax maps, and forms processing and printing.

While software license fees and related service revenues have increased slightly over the prior year, the year to date decrease in revenues can primarily be attributed to two factors: delays in the completion of the Company's new Windows-based appraisal, financial and payroll products, and the cyclical nature of the Company's market for appraisal services in Indiana and Ohio. The Company has recently started to release its new appraisal, financial and payroll software to a number of customers for their review and testing. In addition, the Company has signed over $3 million of appraisal service contracts during the third quarter, which has caused the backlog for these services to increase significantly over the prior year. While a small amount of appraisal revenue has been recognized on these new contracts, the majority of the revenue will be recognized in the next twelve to eighteen months as the services are provided.

Cost of revenues for the three months ended January 31, 1997, decreased 21% to $3,349,968 versus the comparable prior year amount of $4,250,513. Year to date cost of revenues decreased by 14% from $11,755,412 in the prior year to $10,055,844 for the nine months ended January 31, 1997. These decreases are primarily due to the decrease in revenues noted above and an improvement in the Company's gross profit margins. The margin improvement can be attributed to a favorable change in the mix of revenues. The prior year gross margins were approximately 36% and 35% for the three- and nine-month periods while the current year margins have improved to 39% for both periods. Sales of software generally yield a much higher margin than sales of the Company's other products and services.

Selling, general and administrative expenses have decreased by 14% to $2,174,158 for the three months ended January 31, 1997, compared to $2,533,020 for the prior year quarter. Year to date selling, general and administrative expenses have decreased 11% from $7,366,725 in the prior year to $6,581,977 in the current year. This decrease is primarily due to the Company's efforts to reduce costs without effecting the level of customer service that has historically been provided.

As a result of the factors noted above, the Company reported operating losses of $25,145 for the three months and $170,329 for the nine months ended January 31, 1997. This is a substantial improvement over the comparable prior year operating losses of $145,828 for the three months and $2,767,770 for the nine months ended January 31, 1996, even after the $1.6 million nonrecurring charge related to the retirement of Allen F. Peat, who was the Company's former Chairman, Chief Executive Officer and President, is excluded from the prior year nine month amount.

Interest expense which is included in other expense, has decreased from $334,825 to $251,502 because the Company has reduced its average outstanding indebtedness by approximately $1.2 million.

The Company's provision (credit) for federal income taxes generally fluctuates with the level of pretax income (loss). In addition, the effective tax rate is generally impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and Specialized Data Systems. However, as previously discussed in Note 2, the Company has elected not to record the tax effect of the losses for the three and nine month periods ended January 31, 1997.

As a result of the factors noted above, the Company reported net losses of $96,315 or $.03 per share for the three months and $372,558 or $.13 per share for the nine months ended January 31, 1997. This represents a significant improvement over the net losses of $249,848 or $.08 per share and $2,853,093 or $.96 per share that were reported for the comparable periods in the prior year. Weighted average shares outstanding has decreased from 2,974,544 to 2,866,206 primarily because the Company purchased approximately 150,000 shares of its common stock in March of 1996 from Allen F. Peat in connection with his retirement.


FINANCIAL CONDITION AND LIQUIDITY

Working capital of $3,055,037 at January 31, 1997, is comparable to the April 30, 1996, amount of $3,043,460. These levels reflect current ratios of 1.41 and 1.42, respectively.

Shareholders' equity at January 31, 1997, decreased by 6% to $4,834,254 from the $5,144,370 that was reported at April 30, 1996, primarily because of the $372,558 net loss for the nine-month period. As a result, book value per share has decreased to $1.68 as of January 31, 1997, from $1.80 at April 30, 1996.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were $354,516 for the nine months ended January 31, 1997, are slightly higher than the prior year amount of $284,788. They relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Net capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months.
As of January 31, 1997, the Company owed $2,565,000 on its $5 million revolving credit agreement and $350,000 on its ESOP loan. This reflects a significant improvement over the prior year, as the balances outstanding at January 31, 1996, were $3,595,000 and $450,000, respectively. It is anticipated that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

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

PART II. - OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following document is filed as an exhibit to this report on Form 10-Q:

             27          Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three months ended January 31, 1997.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 17, 1997                   By /S/ PAUL R. SYLVESTER
                                           Paul R. Sylvester
                                           President, Chief Executive
                                             Officer and Chief Financial
                                             Officer (Principal Executive,
                                             Financial and Accounting
                                             Officer)

                               EXHIBIT INDEX


          EXHIBIT
          NUMBER         DOCUMENT

           27       Financial Data Schedule