Form 10-K405
period 1997-04-30
MANATRON INC
filed 1997-07-29
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended April 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ______________

                     Commission File Number:  0-15264


                              MANATRON, INC.
          (Exact Name of Registrant as Specified in Its Charter)

                   MICHIGAN                            38-1983228
        (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

            2970 SOUTH 9TH STREET
             KALAMAZOO, MICHIGAN                         49009
   (Address of Principal Executive Offices)            (Zip Code)

    Registrant's telephone number, including area code:  (616) 375-5300

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

                     Yes __X__               No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant based on the last sale price on July 23, 1997, was approximately $2,449,702.

As of July 24, 1997, 2,840,019 shares of the Registrant's Common Stock, no par value, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's annual shareholders' meeting to be held October 9, 1997, are incorporated by reference into Part III of this report.
===========================================================================

                                  PART I


ITEM 1.  BUSINESS.

GENERAL

          Manatron, Inc. ("Manatron" or the "Company") originally was organized in 1969 as a partnership and later was incorporated in Michigan in 1972. Manatron initially provided in-house data processing services for local governmental units located in Michigan. Subsequently, the Company expanded its business into Indiana in 1972, into Illinois in 1975, and into Missouri in 1981. In 1982, Manatron's business was extended further to include advanced microcomputer-based "turn-key" data processing systems for governments. These "turn-key" data processing systems used both general purpose computer hardware produced by leading manufacturers and proprietary software developed or purchased by the Company.

          In 1990, Manatron acquired PC-based tax and vehicle registration software developed for use in Georgia from Charter Micro Applications, Inc., of Savannah, Georgia. Enhanced versions of this software still are being used by approximately 16 counties in Georgia. In March of 1992, Manatron acquired by merger all of the outstanding stock of Specialized Data Systems, Inc. ("SDS"), a then 10-year old computer software company located in Greenville, North Carolina. SDS had installed its PC-based software (primarily fund accounting, payroll, property tax billing, and utility billing) in approximately 300 cities and 50 counties in the Southeastern United States. Today, the Company still is serving 369 customers with enhanced versions of SDS software and with software products that Manatron and Sabre Systems and Service ("Sabre") have developed.

          In July of 1993, Manatron acquired all of the outstanding stock of ATEK Information Services, Inc. ("ATEK"), a then 25-year old computer software company located in Canton, Ohio and Indianapolis, Indiana. Like Manatron, ATEK served local governments with a similar suite of products and services; however, ATEK's software primarily operated on Digital Equipment Corporation ("DEC") VAX or Alpha computers. ATEK, which had been Manatron's largest competitor in Indiana and Ohio during the prior 10 years, installed software in approximately 50 counties in Indiana and 20 counties in Ohio to perform various functions such as financial accounting, property tax billing, child support accounting, and court accounting. Today, 79 out of 92 counties in Indiana and 71 out of 88 counties in Ohio are utilizing enhanced versions of ATEK software in addition to the software products that Manatron and Sabre have developed.

          In December of 1993, Manatron acquired substantially all of the assets of City Computer Solutions, Inc. ("CCS"), a small computer software company located in Birmingham, Alabama. CCS has marketed its software and services to 81 cities and counties in Alabama and other surrounding Southern states. CCS's software primarily operated on BTOS and UNIX based computers. These customers have been potential upgrade targets for new Manatron products and services.

          In May of 1994, Manatron acquired substantially all of the assets of Horizon Systems and Software, Inc. of Farmington Hills, Michigan ("Horizon"), a small computer software company which focused on the judicial information system services business. At the time of acquisition, Horizon had 18 customer sites in Eastern Michigan and Indiana. The Company has discontinued support of the Horizon software and few of these customers have elected to upgrade to Manatron's judicial information system.

          In November of 1994, Manatron acquired substantially all of the assets of the Ohio-based Real Estate Services Division from Moore Business Forms, Inc., known as Sabre, which had been another major competitor of the Company. At that time, Sabre was the second largest provider of mass appraisal services to local governments in the country with a strong presence in Indiana and Ohio, one of Manatron's major market areas. In addition to Indiana and Ohio, Sabre also has a presence in Connecticut, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island, and more recently, South Carolina and Virginia. In addition, Sabre has developed property tax and appraisal software which it markets along with property mapping services, hardware, and support services. Sabre's software primarily functions on DEC VAX or Alpha hardware, although recent developmental efforts have been focused on providing appraisal systems which function in a client server environment.

          In February of 1995, Manatron acquired substantially all of the assets of MSL Business Computers, Inc. of Harrisburg, Illinois ("MSL"), a small software company with approximately 10 county installations. MSL's software, which primarily consisted of fund accounting, payroll, taxes, and appraisal, operated on International Business Machine Corporation ("IBM") System 36 and AS/400 computers. In addition to expanding the Company's presence in Southern Illinois, this acquisition provided Manatron with three additional technically skilled employees for the Illinois region and the opportunity to sell Manatron and Sabre software to this new base of customers.

          As a result of all of these acquisitions, the Company has been focusing its efforts on upgrading its large customer base and consolidating the common software products into single Open Window Series products that utilize the Microsoft Windows operating system and other modern development tools. Currently, the Company serves over 1,686 customers in 29 states with concentration in the Midwest, Northeastern, and Southeastern regions of the United States.

PRODUCTS

          The Company designs, markets, installs, and maintains advanced computer-based "turn-key" data processing systems primarily for city, county, and township governmental units. Manatron's data processing systems employ general purpose computer hardware produced by leading manufacturers in connection with proprietary software developed or purchased by the Company. The Company specializes in keeping its application software in compliance with the varying requirements of state statutes. A significant feature of the Company's software is that the applications are tied together, thus eliminating duplication of functions. For example, assessed values computed in either the land information system or the appraisal system are updated automatically in the property tax system.

          The Company's software systems provide simplified data entry through the display of information on monitors and prompting messages. The security features of the software systems permit selected user access and generate user reports on demand.

          The following is a general description of the features and functionality of the Company's major software product groups that it has developed or acquired. The Company anticipates providing additional capabilities as the products are enhanced. In connection with these anticipated enhancements, the Company is focused on combining similar products within each group that originally were developed by the companies that Manatron acquired.

PROPERTY TAX BILLING, COLLECTION, AND APPRAISAL WITH MAPPING AND IMAGING

          The Company has developed a unique approach to property tax billing, collection, and appraisal, which allows government officials to update property tax values and follow up with assessment rolls, tax rolls, tax bills, and tax distribution in conformance with applicable state laws. The Company works closely with state, county, and local officials to assure compliance with legislative changes at various levels. Manatron's computer assisted mass appraisal product ("CAMA") values property using various valuation methods, including market, cost, and income. CAMA also incorporates sketch, video imaging, and pen-based computers for field appraisers. The product has advanced features that allow it to be used in many states, thereby reducing the need for multiple appraisal products. This software, which can be integrated with imaging, facilitates the storage of photographs. In addition, the software permits reading of bar codes on property tax bills. Finally, when integrated with the Company's land information systems, the software allows for a visual inventory of land and improvements that are taxed by the governmental unit.

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

JUDICIAL INFORMATION

          The Company has developed judicial information systems which are available for all levels of government and consist of the following modules: (i) Case Management; (ii) Court Accounting; (iii) Prosecution Management; (iv) Probation Tracking; (v) Jury Management; (vi) Child Support; and (vii) Voter Registration. In addition, the Company has integrated bar coding into this suite of software to assist in capturing data, easing production processes, and reducing errors. The Case Management module encompasses civil, criminal, traffic fine, and court docket functions. The Court Accounting module tracks all fines, court costs, and bonds in addition to providing necessary reports to a governmental unit. The Prosecution Tracking module is a management record keeping and financial module for prosecutors in trial courts. The Probation Tracking module is a case tracking, record keeping, and financial system for probation departments. The Jury Management module facilitates the selection of jurors as well as payments to jurors for jury duty. The Child Support module provides for a complete financial accounting of divorce, paternity, and alimony cases, including Title IV-D reporting. The Voter Registration module oversees the legal record keeping requirements, jury selection, and maintenance of an unlimited voting history and can be integrated with imaging which facilitates the storage of signatures. Each module can be used alone or can be interfaced with the other modules to produce a complete and thorough court management system.

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

LAND INFORMATION

          The Company's land information system allows governmental agencies to create and maintain their own electronic maps, which replace time consuming manual maps. Overlay maps can be plotted in a matter of minutes incorporating, for example, property ownership, zoning, and land use, either individually or collectively. Data from a variety of sources, including aerial photographs, census files, and detailed soil surveys, is utilized with information from existing manual maps which are computerized by a digitizer. In addition, textual and graphic data can be displayed and analyzed. The textual data may be resident on the host or remote computers with connections made through interactive record level or file transfer. Although the Company historically has developed and maintained its own land information system, it is now a reseller of Environmental Systems Research Institute's land information systems known as ARC View and ARC/INFO GIS.

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

          Laser printing and microfilm services reduce the amount of paper needed to store documents and, accordingly, save storage space. Laser printing produces copies that look like originals because data is printed electronically from magnetic computer tape onto paper which results in improved print quality, and offers the option of multiple fonts and graphics. Microfilm, produced from computer-generated magnetic tape in either microfiche or roll film, uses approximately 98% less storage space than paper. Through the use of laser printing and microfilm, Manatron's customers are able to keep historical data in a user's department, which permits retrieval and printing, often within seconds of command.

          Most of the above described Manatron systems originally were written in COBOL and installed at customer sites using the BTOS/CTOS operating system and network desktop microcomputers manufactured by Unisys Corporation ("Unisys"). Most of the ATEK and Sabre systems originally were written in BASIC, DIBOL, and ADMINS utilizing the VMS operating system and VAX minicomputers manufactured by DEC. Sabre also has a number of installations utilizing its FoxPro PC CAMA product. The SDS systems were written in CLIPPER and function on IBM compatible personal computers.

          With the Company's movement toward open architecture capabilities, many of the above described systems are now installed at customer sites using MicroSoft Windows, Novell Netware, or Windows NT in a stand alone or client server environment using a variety of personal computers manufactured by DEC, IBM, Unisys, or Concentric Systems. The new Open Window series products also utilize the scalable, client server architecture which makes use of industry standard relational databases. In addition, a number of the Company's larger software installations are now functioning in a UNIX environment in which the IBM RS6000 Series, DEC Alpha Series, and Unisys U6000 Series computers are utilized.

SERVICES

          In connection with the installation of its "turn-key" systems, the Company provides ongoing hardware integration and maintenance, software support, training, and other customer services through regional offices described under the caption "Properties" below. The Company has established a regional office in each state where it has a significant nucleus of customers to respond to its customers' needs. Each regional office includes customer service personnel who are able to assist with the installation of the Company's "turn-key" systems and provide technical support on site before and after installation. In addition, Company personnel respond on a daily basis to customer telephone inquiries regarding the use of Manatron systems. A number of regional offices also are staffed with employees who are trained to identify and respond to customers' hardware and other technical problems.

          With the acquisition of Sabre, Manatron now provides mass real estate services to local governments. The real estate services are a natural product extension for the Company, as many Manatron "turn-key" systems customers also contract periodically for mass appraisal services. Sabre is one of the two largest vendors of mass appraisal services in the United States. A typical mass appraisal engagement is performed under a fixed-price contract over an 18- to 24-month time frame. Using the advanced technology of its appraisal software products, Sabre has developed a flexible methodology for appraisal delivery, which enables Sabre to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, computer analysis, and sound judgment of professional appraisers, Sabre assesses a value to each parcel of property in a jurisdiction. Sabre supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

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

CUSTOMER BASE

          The Company's customers are primarily city, township, and county governments. The Company's sales are highly dependent on city, township, and county governments' demand for its products and services. Although the Company does not believe that the loss of any single customer would have a materially adverse effect on the Company, a material decline in the Company's sales to various governments could have such an effect.

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

          Furthermore, applications software also is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products.

          Competition in mass appraisal services comes from a number of small local firms and one large firm, Cole Layer and Trumble of Dayton, Ohio, a division of Day & Zimmerman, Inc. As the largest seller of mass appraisal services in the United States, Cole Layer and Trumble has total sales and greater financial and other resources than the Company. Small local firms often can offer less expensive mass appraisal services and products than the Company or can develop long-term relationships with key governmental officials.

          Although state and local governments traditionally have lagged behind both the federal government and the private sector in computer automation, the application of microcomputer and personal computer technology to local governmental units recently has been subject to rapid development and change. The ability of the Company to develop new applications software programs utilizing modern technology is critical to its ability to compete successfully. Manatron reviews and updates its software programs to meet the needs of its customers and to ensure that the programs can be utilized on newer models of personal computers, minicomputers, and UNIX computers.

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

RESEARCH AND DEVELOPMENT

          Manatron's success depends on its ability to respond quickly to changing technology, market demands, and the needs of its customers. Manatron emphasizes research and development and commits significant resources to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to computer software development costs. Systems programming and support expenses were approximately $2.6 million, $2 million, and $1.7 million for the fiscal years ended April 30, 1997, 1996, and 1995, respectively. Certain of these expenses are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" as described in the Notes to Consolidated Financial Statements contained in this Form 10-K.

          During fiscal 1997, the Company continued to focus on the creation of its Open Window Series financial and payroll products which the Company currently expects to complete in fiscal 1998. In addition to functioning in a windows environment, these products are expected to have additional features and functionality that originated from customer input. More importantly, as these products are introduced to its customers, the Company will strive to reduce some of the redundancies which currently occur because its products have often been supporting multiple financial and payroll systems previously developed and sold by the different companies Manatron has acquired.

          During fiscal 1997, the Company also began a major retooling effort for its product development: MiRiad-Manatron, Inc. rapid integrated application development. This represents a shift to component-based development based upon industry standards such as MicroSoft Distributed Component Object Model ("DCOM"). This new methodology is expected to reduce software development and support costs while improving product quality. The Company completed development of its first product, Visual Tax for Illinois Mobile Homes, using MicroSoft Visual Basic and the
MiRiad methodology.

          The Company also has emphasized development of its PC CAMA product during fiscal 1997, particularly with respect to making the product functional in new market territories, such as Virginia and New Hampshire. In addition, the Company improved the functionality of its Indiana appraisal product, which was introduced in the prior fiscal year as a result of new Indiana state legislation.

           Manatron also continued to develop the integration of image processing into its various software applications and focused on completing its new utility billing system that the Company currently expects to release to the Southeastern United States customers during the next fiscal year.
The Company also devoted time recently to modify its Michigan tax system as a result of legislative changes in the manner of calculating property taxes in Michigan.

          In the past fiscal year, the Company worked to improve performance, add reports, offer more flexibility in terms of hardware or database selection, and stabilize its new Open Window MIRRS product. Finally, developmental efforts were focused in Ohio to allow customers to transition their existing software from VAX VMS to Alpha Open VMS thereby enabling them to take advantage of DEC's new RISC 64 bit architecture.

SUPPLIERS

          The Company generally maintains a minimum of three alternate suppliers. All computers, peripherals, disks, printers, plotters, digitizers, operating system software, office automation software, and other equipment required by the Company presently are available from at least three sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. The Company has not experienced any significant supply problems.

BACKLOG

          At April 30, 1997, the Company's backlog of orders for hardware, software, and services (including mass real estate appraisal) was approximately $15.5 million, compared with approximately $6 million at April 30, 1996. The increase was due primarily to the cyclical nature of the appraisal services market. Backlog can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns. Accordingly, a comparison of backlog from quarter to quarter is not necessarily instructive and may not be indicative of eventual actual shipments.

PATENTS AND TRADEMARKS

          The Company currently does not have patent protection for its products or services. While Manatron in the future may apply for a patent or patents to protect its rights to certain software and related products, no assurance can be given that such patents would be granted. The Company treats certain proprietary materials as trade secrets, and employs and will continue to employ procedures, techniques, and contractual arrangements to help protect such confidential matters.

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

EMPLOYEES

          As of July 1, 1997, the Company had 255 full-time employees and 39 duration employees. For assistance on specific mass appraisal projects, the Company hires duration employees, whose employment generally lasts for the duration of a project. Duration employees generally do not receive the same benefits as regular full-time employees.

          The Company's employees are not represented by a labor union. No work stoppages have been experienced and management presently considers its relations with employees to be positive.

          An approximate breakdown of the Company's employees is as follows:

                  Executive                            5%
                  Administrative                      13%
                  Development                         13%
                  Sale and Marketing                   6%
                  Service and Support                 29%
                  Appraisal                           34%
                                                     ----
                          Total                      100%
                                                     ====

ITEM 2.   PROPERTIES.

          The principal executive and administration offices are located in a building owned by Manatron in Kalamazoo, Michigan, which consists of approximately 12,300 square feet. The Company also rents office and/or warehouse space in Alabama, Georgia, Illinois, Indiana, Michigan, Missouri, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, and South Carolina, totaling approximately 60,000 square feet. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 1997, amounted to approximately $656,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          Executive officers of the Company are elected by the Board of Directors at its organizational meeting following the annual meeting of shareholders and serve until their successors are elected and qualified.

          The following information includes the names and ages of the executive officers of the Company who are not directors as of the date of this Annual Report on Form 10-K, the officers' present position with the Company, and the business experience of the officers during the past five years.

          Early Stephens (age 34) joined the Company in 1986 and worked as a programmer/analyst. From 1988 until July 1997, Mr. Stephens was Project Manager-Management Information Systems at Western Michigan University and was responsible for the implementation of client server applications in LAN environments. In July 1997, Mr. Stephens returned to the Company and was named Corporate Technology Officer and is responsible for software product development, establishment of technology standards for the Company's products and services, and development of strategic plans.

          Larry L. Terhune (age 40) joined the Company in 1992 and held the position of Vice President-Software Development from 1993 until May 1997. From 1995 until May 1997, Mr. Terhune was the Southeastern Regional Vice President of the Company. Mr. Terhune currently holds the position of Vice President-Marketing and Product Research and is responsible for development and implementation of the Company's products and services. In addition, Mr. Terhune oversees sales and customer service in the states of North Carolina, South Carolina, Georgia, and Virginia. Prior to 1992, Mr. Terhune was employed by Unisys as a software and systems manager.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS.

          Manatron's Common Stock is traded over-the-counter and is regularly quoted on The Nasdaq Stock Market under the symbol "MANA."

          The following table shows the range of high and low sales price quotations reported by The Nasdaq Stock Market for the years ended
April 30, 1997 and 1996:

                                     1997                           1996
                                     ----                           ----
         QUARTER               LOW          HIGH             LOW             HIGH
         -------               ---          ----             ---             ----
     May - July              $ 1 1/4      $   2 1/4        $ 2 7/8        $  3 5/8

     August - October            7/8          2 3/8          2 5/8           3 1/2

     November - January        1 3/8          2 1/8          1 1/2          3 1/16

     February - April          1 1/2        2 13/16          1 5/8           2 1/8

          The Company historically has not paid cash dividends. The Company, however, declared 5% stock dividends on September 16, 1994 and September 9, 1993, to shareholders of record on October 14, 1994 and October 15, 1993, respectively. The Company currently does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but instead intends to retain earnings, if any, for the operation and expansion of the Company's business.

          As of July 23, 1997, the Company's Common Stock was held by approximately 1,300 shareholders.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following table sets forth selected financial data of the Company for the periods indicated and has been derived from and should be read in connection with the Company's Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The annual income statement and balance sheet data set forth below for the years 1993 through 1997 have been derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent auditors.

                                                         FIVE-YEAR OPERATING AND
                                                            FINANCIAL SUMMARY
                                ---------------------------------------------------------------------------------------
                                                          YEARS ENDED APRIL 30,
                                                          ---------------------
                                   1997              1996<F1>            1995               1994              1993<F2>
                                ---------------------------------------------------------------------------------------
Operating Results:

 Net Revenues                   $22,016,988        $23,946,243        $24,768,515        $18,203,653        $11,962,959
                                ===========        ===========        ===========        ===========        ===========

 Gross Profit                     8,636,635          8,427,625          9,564,453          8,634,917          5,613,196
                                ===========        ===========        ===========        ===========        ===========

 Income (Loss) from
    Operations                     (160,000)        (2,870,606)         1,010,162            548,331            150,398
                                ===========        ===========        ===========        ===========        ===========

 Other Income (Expense),
    Net                            (246,659)          (368,808)          (245,755)            10,554            119,880
                                ===========        ===========        ===========        ===========        ===========

 Net Income (Loss)                 (406,659)        (3,039,414)           437,407            334,175            343,278
                                ===========        ===========        ===========        ===========        ===========

 Earnings (Loss) Per
    Share<F3>                          (.14)             (1.03)               .15                .12                .13
                                ===========        ===========        ===========        ===========        ===========

At Year-end:

 Cash and Investments               457,691            352,074            437,327            164,445          2,211,981
                                ===========        ===========        ===========        ===========        ===========

 Total Assets                    14,854,268         16,583,187         20,988,190         14,644,452         11,931,280
                                ===========        ===========        ===========        ===========        ===========

 Long-Term Debt                   1,110,000          3,500,000          4,784,000            130,000                 --
                                ===========        ===========        ===========        ===========        ===========

 Book Value Per Share<F3>       $      1.68        $      1.80        $      3.06        $      2.91        $      2.78
                                ===========        ===========        ===========        ===========        ===========




---------------------------------------------------------------------------------------------
<F1> The 1996 results include a one-time $1.6 million management restructuring charge, or $.54 per share, primarily related to the retirement of Allen F. Peat, the Company's former Chairman,
     President, and Chief Executive Officer, as further discussed in the accompanying Notes to Consolidated Financial Statements.

<F2> The 1993 results include a one-time $186,000 gain, or $.07 per share, related to the Company's adoption of SFAS 109 which was reflected as a cumulative effect of change in accounting principle in the Company's Consolidated Financial Statements.

<F3> All applicable per-share amounts have been retroactively restated for the effect of the 5% stock dividends that were declared on September 16, 1994 and September 9, 1993, for shareholders of record on October 14, 1994 and October 15, 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following section provides a narrative discussion about Manatron's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:  FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

          Net revenues of $5,549,496 for the three months ended April 30, 1997, have decreased by 7% compared to the $5,993,872 of net revenues that were reported for the fourth quarter in the prior fiscal year. Annual net revenues of $22,016,988 for fiscal 1997 are 8% lower than the $23,946,243 of net revenues that were reported for the prior fiscal year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, digitizing property tax maps, and forms processing and printing.

          The year-to-date decrease in revenues primarily can be attributed to two factors: delays in the completion of the Company's new Windows-based appraisal, financial, and payroll products and the cyclical nature of the Company's market for appraisal services in Indiana and Ohio. The Company recently has started to release its new appraisal, financial, and payroll software to a number of customers for their review and testing. In addition, the Company signed over $6 million in long-term contracts for appraisal services during the year ended April 30, 1997, and another $6 million in May of 1997. As a result, the backlog for these service is at its highest level since Sabre was acquired in November of 1994.

          Cost of revenues for the three months ended April 30, 1997, decreased 12% to $3,324,509 compared to $3,763,206 for the fourth period in the prior fiscal year. Annual cost of revenues decreased by 14% from $15,518,618 in the prior fiscal year to $13,380,353 for the year ended April 30, 1997. These decreases primarily are due to the reduction in net revenues noted above and an improvement in the Company's gross profit margins which can be attributed to a favorable change in the mix of revenues. The prior fiscal year gross margins were approximately 37% for the fourth quarter and 35% for the year while the current fiscal year margins have improved to 40% and 39%, respectively. Sales of software generally yield a much higher margin than sales of the Company's other products and services.

          Selling, general, and administrative expenses have decreased by 5% to $2,214,658 for the three months ended April 30, 1997, compared to $2,333,502 for the comparable period in the prior fiscal year. Annual selling, general, and administrative expenses have decreased 9% from $9,700,227 in fiscal 1996 to $8,796,635 in fiscal 1997. This decrease primarily is due to the Company's efforts to reduce costs without effecting the level of customer service that the Company historically has provided.

          As a result of the factors noted above, the Company reported operating income of $10,329 for the three months ended and operating loss of $160,000 for the year ended April 30, 1997. This is a substantial improvement over the comparable prior year operating losses of $102,836 for the three months ended and $2,870,606 for the year ended April 30, 1996, even after the $1.6 million nonrecurring charge related to the retirement of Allen F. Peat, the Company's former Chairman, Chief Executive Officer, and President, is excluded from the prior year amount.

           Interest expense which is included in other expense, has decreased from $429,116 in fiscal 1996 to $305,632 in fiscal 1997 because the Company has reduced its average outstanding indebtedness by approximately $1.5 million.

          The Company's provision (credit) for federal income taxes generally fluctuates with the level of pretax income (loss). In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and SDS. However, as described in the accompanying Notes to Financial Statements, the Company has established a valuation reserve of approximately $900,000 against the future tax benefit related to the losses for the years ended April 30, 1997 and 1996. As a result, only $200,000 of tax credits were reflected in the accompanying Statements of Operations for the years ended April 30, 1997 and 1996.

          As a result of the factors noted above, the Company reported net losses of $34,101 or $.01 per share for the three months ended and $406,659 or $.14 per share for the year ended April 30, 1997, versus net losses of $186,321 or $.06 per share and $3,039,414 or $1.03 per share for the comparable periods in the prior fiscal year. Weighted average shares outstanding has decreased from 2,961,139 to 2,867,711 primarily because the Company purchased approximately 150,000 shares of its common stock in March of 1996 from Allen F. Peat in connection with his retirement.

RESULTS OF OPERATIONS:  FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

          Net revenues of $23,946,243 for the year ended April 30, 1996, decreased by 3% as compared to net revenues of $24,768,515 that were reported for the fiscal year ended April 30, 1995. Approximately $4.3 million of incremental net revenues for the fiscal year ended April 30, 1996, were a result of the Sabre acquisition. Since Sabre was not acquired until November 11, 1994, the first and second quarters of fiscal 1995 did not reflect revenue from that organization.

          This additional net revenue largely was offset by a $1.5 million decrease in hardware sales, a $1.6 million decrease in software sales, and a $1.4 million reduction in E911 service revenues. The decreases in hardware and software sales were due to a reduction in order volume caused in part by increased competition, market pressures on existing products, and delays related to the introduction of the Company's new products. The Company anticipated a reduction in E911 service revenues because most of these long-term projects had been completed and no new ones were being pursued.

          Despite the decrease in net revenues, cost of revenues for the fiscal year ended April 30, 1996, increased 2% to $15,518,618 over the April 30, 1995 amount of $15,204,062. This increase was due to a reduction in the Company's gross profit margin from 39% for the fiscal year ended April 30, 1995, to 35% for the year ended April 30, 1996.

          The margin reduction was due primarily to the decrease in software sales noted above as well as the impact from mass real estate appraisal contracts, which typically have a much lower margin than software sales. Additionally, the April 30, 1996 margins on the appraisal contracts were impacted negatively by higher than anticipated integration costs, a few problem jobs that were a part of the Sabre acquisition, and the fact that Sabre was in the flat part of its sales cycle.

          Selling, general, and administrative expenses increased by 13% to $9,700,227 for the year ended April 30, 1996, compared to $8,554,291 that was reported for the year ended April 30, 1995. These increases primarily were due to the additional personnel and related expenses associated with the Sabre acquisition.

          In addition to its normal operating expenses, the Company recorded a nonrecurring management restructuring expense of $1.6 million during the three months ended October 31, 1995. This expense was related to the retirement of Allen F. Peat as Chairman, Chief Executive Officer, and President as more fully described in Note 11 of the accompanying Consolidated Financial Statements.

          As a result of the factors noted above, the Company reported an operating loss of $2,870,606 for the year ended April 30, 1996, versus operating income of $1,010,162 for the year ended April 30, 1995. Other expense, which is primarily interest, increased from $245,755 in fiscal 1995 to $368,808 in fiscal 1996 due to borrowings required in connection with the Sabre acquisition.

          The tax credit for the year ended April 30, 1996, does not reflect the tax effect of the entire loss for the year ended April 30, 1996, because the Company recorded a valuation allowance against certain of its future tax benefits as described in Note 7 of the accompanying Consolidated Financial Statements.

          As a result of the factors noted above, the Company reported a net loss of $3,039,414, or $1.03 per share, for the year ended April 30, 1996, versus net income of $437,407, or $.15 per share, for the year ended April 30, 1995. Weighted average shares outstanding for both years did not change significantly.

QUARTERLY RESULTS

          The following table sets forth selected unaudited quarterly financial data for the eight quarters ended April 30, 1997:

                                                                  QUARTER ENDED
                                         FISCAL 1997                                             FISCAL 1996
                     ------------------------------------------------------------------------------------------------------------
                      JULY 31,    OCTOBER 31,  JANUARY 31,    APRIL 30,    JULY 31,     OCTOBER 31,       JANUARY 31,   APRIL 30,
                        1996         1996         1997          1997         1995           1995             1996         1996
                     ----------   ----------   ----------    ----------   ----------    -----------       ----------   ----------
Net Revenues         $5,277,249   $5,691,262   $5,498,981    $5,549,496   $5,719,632    $ 5,595,034       $6,637,705   $5,993,872

Gross Profit          2,095,470    2,167,165    2,149,013     2,224,987    1,926,591      1,883,176        2,387,192    2,230,666

Operating Income        (84,790)     (60,394)     (25,145)       10,329     (364,934)    (2,257,008)<F1>    (145,828)    (102,836)
(Loss)

Other Expense, Net      (64,511)     (66,548)     (71,170)      (44,430)     (93,258)       (88,045)        (104,020)     (83,485)

Net Loss               (149,301)    (126,942)     (96,315)      (34,101)    (321,692)    (2,281,553)<F1>    (249,848)    (186,321)

Loss Per Share             (.05)        (.04)        (.03)         (.01)        (.11)          (.76)            (.08)        (.06)

-------------------

<F1> This amount includes a one-time management restructuring charge of approximately $1.6 million, or $.54 per share, primarily related to the retirement of Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, as further described in the accompanying Notes to Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

          Working capital of $1,574,860 at April 30, 1997, has decreased compared to $3,043,460 at April 30, 1996. These levels reflect current ratios of 1.19 and 1.42, respectively. The decrease is due primarily to the reduction in revenues previously noted above which has resulted in lower receivables. In addition, the cash generated from the collection of receivables was used to reduce the Company's long-term debt by $2,390,000.

          Shareholders' equity at April 30, 1997, decreased by $318,703 to $4,825,667 from the balance reported at April 30, 1996, primarily because of the $406,659 net loss. In addition, the leveraged ESOP transaction and the issuance of stock in connection with company stock plans as more fully described in Notes 9 and 10 to the accompanying Consolidated Financial Statements have reduced shareholders' equity. As a result, book value per share has decreased to $1.68 as of April 30, 1997, from $1.80 at April 30, 1996.

          The nature of the Company's business is not property or equipment intensive. Capital expenditures, which were approximately $425,000 for the year ended April 30, 1997, are slightly higher than the comparable prior fiscal year amount of $369,000. These expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

          Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months.
As of April 30, 1997, the Company owed $885,000 on its $5 million revolving credit agreement and $325,000 on its ESOP loan, compared to $3,175,000 and 425,000, respectively at April 30, 1996. It is anticipated that the revolving credit agreement, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

          The Company cannot determine precisely the effect of inflation on its business. The Company continues, however, to experience relatively stable costs for its inventory as the computer hardware market is very competitive. The Company anticipates that inflationary price increases related to labor and overhead will have a negative effect on cash flow and net income to the extent that the increases cannot be offset through improved productivity and price increases.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

          Certain information included under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute or include forward-looking statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the Company operates; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost and continued availability of third party software and technology incorporated into the Company's products; cancellations of maintenance and support agreements; potential obsolescence of the Company's existing products or services; pricing and availability of equipment, materials, inventories, and programming; success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the Company's customers, including features, quality, and pricing compared to other competitive products; amount, and rate of growth in, the Company's selling, general and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses; costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigators, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in this Form 10-K, which speak only as of the date hereof.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 9, 1997, is incorporated by reference. The information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of the Annual Report.


ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee
Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 9, 1997, is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the caption "Voting Securities," "Ownership of Common Stock," and "Securities Ownership of Management" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 9, 1997, is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 9, 1997, is incorporated by reference.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

ITEM 14(A)(1). LIST OF FINANCIAL STATEMENTS. The following report, Consolidated Financial Statements of the Company, and notes thereto are filed as a part of this report:

    - Report of Arthur Andersen LLP, Independent Public Accountants, dated July 16, 1997

    -    Consolidated Balance Sheets as of April 30, 1997 and April 30,
         1996

    - Consolidated Statements of Operations for the years ended April 30, 1997, 1996, and 1995

    - Consolidated Statements of Shareholders' Equity for the years ended April 30, 1997, 1996, and 1995

    - Consolidated Statements of Cash Flows for the years ended April 30, 1997, 1996, and 1995

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

    4.1 Revolving Credit Loan Agreement. This exhibit is incorporated by reference to the Registrant's Form 8-K Current Report dated November 11, 1994.

    4.2 First Amendment to Revolving Credit Agreement. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1996.

    4.3 Second Amendment to Revolving Credit Agreement. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1996.

    9 Buy and Sell and Voting Trust Agreement Concerning Stock of Manatron, Inc. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.1     Manatron, Inc. 1986 Incentive Stock Option Plan.<F*>  This
             exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.2 Manatron, Inc. 1989 Stock Option Plan.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.3     Manatron, Inc. 1995 Long-Term Incentive Plan.<F*>  This
             exhibit is incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of
             Shareholders held October 12, 1995.

    10.4 Buy and Sell and Voting Trust Agreement Concerning Stock of Manatron, Inc.<F*> See Exhibit 9 above.

    10.5     Executive Employment Agreement with Randall L. Peat.<F*>
             This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.6 Form of Stock Purchase Warrant with Brent R. Nicklas, as amended.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.7 Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.8 Manatron, Inc. Employee Stock Purchase Plan.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1993.

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

    10.13    Manatron, Inc. 1994 Long-Term Incentive Plan.<F*>  This
             exhibit is incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of
             Shareholders held October 6, 1994.

    10.14 Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.<F*> This exhibit is incorporated by reference to the Registrant's Form 8-K Current Report dated November 13, 1995.

    10.15    Employment Agreement with Douglas A. Peat dated October 10,
             1996.<F*>

    10.16    Employment Agreement with Jane M. Rix dated October 10,
             1996.<F*>

    10.17 Employment Agreement with James W. Sanderbeck dated October 10, 1996.<F*>

    10.18    Employment Agreement with Paul R. Sylvester dated October 10,
             1996.<F*>

    10.19    Employment Agreement with Larry L. Terhune dated October 10,
             1996.<F*>

    10.20    Employment Agreement with Melvin J. Trumble dated October 10,
             1996.<F*>

    10.21    Manatron, Inc. Executive Incentive Plan for 1997.<F*>

    10.22    Manatron, Inc. Executive Incentive Plan for 1998.<F*>

    21 Subsidiaries of Registrant. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1996.

    23       Consent of Independent Public Accountants.

    24       Powers of Attorney.

    27       Financial Data Schedule.

----------------------

<F*>Management contract or compensatory plan or arrangement.

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


                                   MANATRON, INC.


Dated: July 29, 1997               By /S/ PAUL R. SYLVESTER
                                      Paul R. Sylvester
                                      President, Chief Executive Officer
                                      and Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ PAUL R. SYLVESTER                        Date:  July 29, 1997
Paul R. Sylvester
President, Chief Executive Officer,
and Chief Financial Officer
(Principal executive, financial, and
 accounting officer)


/S/ RANDALL L. PEAT*                         Date:  July 29, 1997
Randall L. Peat, Vice President
  and Director


/S/ MELVIN J. TRUMBLE*                       Date:  July 29, 1997
Melvin J. Trumble, Senior Vice
  President and Director


/S/ RICHARD J. HOLLOMAN*                     Date:  July 29, 1997
Richard J. Holloman, Director

/S/ DOUGLAS A. PEAT*                         Date:  July 29, 1997
Douglas A. Peat, Vice President -
  Marketing and Director


/S/ JANE M. RIX*                             Date:  July 29, 1997
Jane M. Rix, Secretary and
  Director


/S/ STEPHEN C. WATERBURY*                    Date:  July 29, 1997
Stephen C. Waterbury, Director


/S/ HARRY C. VORYS*                          Date:  July 29, 1997
Harry C. Vorys, Director


/S/ GENE BLEDSOE*                            Date:  July 29, 1997
Gene Bledsoe, Director


/S/ ALLEN F. PEAT*                           Date:  July 29, 1997
Allen F. Peat, Director


*By /S/ PAUL R. SYLVESTER                    Date:  July 29, 1997
    Paul R. Sylvester
    Attorney-in-Fact

                                APPENDIX A



                      MANATRON, INC. AND SUBSIDIARIES


                     CONSOLIDATED FINANCIAL STATEMENTS

                      TOGETHER WITH AUDITORS' REPORT

                           ARTHUR ANDERSON LLP




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Manatron, Inc.:

We have audited the accompanying consolidated balance sheets of MANATRON, INC. (a Michigan corporation) and Subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manatron, Inc. and Subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


Grand Rapids, Michigan
July 16, 1997

                      MANATRON, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                              AS OF APRIL 30,
          ASSETS                                     1997                1996
          ------                                     ----                ----
CURRENT ASSETS:
 Cash and equivalents                            $   457,691         $   352,074
 Accounts receivable, less allowances of
   $775,000 in 1997 and $700,000 in 1996           4,917,325           5,538,249
 Revenues earned in excess of billings and
   retainages on long-term contracts               2,772,705           2,466,205
 Current portions of notes receivable:
   Installment notes receivable                      703,667             714,576
   Net investment in sales type leases               297,366             254,852
 Inventories                                         275,142             386,980
 Future tax benefit                                  330,000             332,000
 Other current assets                                320,431             182,167
                                                 -----------         -----------

          Total current assets                    10,074,327          10,227,103
                                                 -----------         -----------



NET PROPERTY AND EQUIPMENT                         1,463,577           1,995,004
                                                 -----------         -----------


OTHER ASSETS:
 Notes receivable, less current portions:
   Installment notes receivable                      515,024             870,920
   Net investment in sales type leases               123,000             402,000
 Officers' receivable                                354,013             380,233
 Computer software development costs,
   net of accumulated amortization                 1,021,664           1,060,483
 Goodwill, net of accumulated amortization         1,085,165           1,269,997
 Other, net                                          217,498             377,447
                                                 -----------         -----------
                                                   3,316,364           4,361,080
                                                 -----------         -----------

                                                 $14,854,268         $16,583,187
                                                 ===========         ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY           1997               1996
     ------------------------------------           ----               ----
CURRENT LIABILITIES:
 Current portion of long-term debt              $   100,000         $   100,000
 Accounts payable                                 1,181,660           1,048,484
 Billings in excess of revenues earned
   on long-term contracts                         1,749,100           1,687,561
 Billings for future services                     3,227,865           2,721,567
 Restructuring reserve                              237,728             218,294
 Accrued liabilities:
   Payroll and employee benefits                  1,248,152             963,435
   Accrued commissions                              208,517             227,270
   Other                                            546,445             217,032
                                                -----------         -----------

          Total current liabilities               8,499,467           7,183,643
                                                -----------         -----------

DEFERRED INCOME TAXES                                43,000             175,000
                                                -----------         -----------

LONG-TERM DEBT, less current portion              1,110,000           3,500,000
                                                -----------         -----------

OTHER LONG-TERM LIABILITIES                         376,134             580,174
                                                -----------         -----------
SHAREHOLDERS' EQUITY:
 Preferred stock, no par value,
   2,000,000 shares authorized, none
   issued                                             -                   -
 Common stock, no par value, 7,500,000
   shares authorized, 2,874,327 and
   2,862,522 shares issued and outstanding
   at April 30, 1997 and 1996, respectively       5,418,203           5,444,497
 Retained (deficit) earnings                       (149,974)            256,685
 Deferred compensation                             (117,562)           (131,812)
 Unearned ESOP shares                              (325,000)           (425,000)
                                                -----------         -----------

          Total shareholders' equity              4,825,667           5,144,370
                                                -----------         -----------

                                                $14,854,268         $16,583,187
                                                ===========         ===========

            The accompanying notes are an integral part of these
                       consolidated balance sheets.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED APRIL 30,
                                                     1997              1996              1995
                                                     ----              ----              ----
NET REVENUES:

 Hardware, Software, and Supply Sales            $ 5,508,705       $ 5,699,247       $ 8,998,686
 Service Fees                                     16,508,283        18,246,996        15,769,829
                                                 -----------       -----------       -----------

       Total Net Revenues                         22,016,988        23,946,243        24,768,515
                                                 -----------       -----------       -----------

COST OF REVENUES:

 Hardware, Software and Supplies                   3,719,763         4,133,310         5,953,775
 Services                                          9,660,590        11,385,308         9,250,287
                                                 -----------       -----------       -----------

       Total Cost of Revenues                     13,380,353        15,518,618        15,204,062
                                                 -----------       -----------       -----------

       Gross Profit                                8,636,635         8,427,625         9,564,453

SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES                           8,796,635         9,700,227         8,554,291

RESTRUCTURING CHARGE                                   -             1,598,004             -
                                                 -----------       -----------       -----------

       Income (loss) from operations                (160,000)       (2,870,606)        1,010,162
                                                 -----------       -----------       -----------

OTHER INCOME (EXPENSE):
 Interest Expense                                   (305,632)         (429,116)         (316,399)
 Other                                                58,973            60,308            70,644
                                                 -----------       -----------       -----------
                                                    (246,659)         (368,808)         (245,755)
                                                 -----------       -----------       -----------
       Income (loss) before provision
         (credit) for federal income
         taxes                                      (406,659)       (3,239,414)          764,407
                                                 -----------       -----------       -----------

PROVISION (CREDIT) FOR FEDERAL
 INCOME TAXES                                          -              (200,000)          327,000
                                                 -----------       -----------       -----------

NET INCOME (LOSS)                                $  (406,659)      $(3,039,414)      $   437,407
                                                 ===========       ===========       ===========

EARNINGS (LOSS) PER SHARE                        $      (.14)      $     (1.03)      $       .15
                                                 ===========       ===========       ===========

           The accompanying notes are an integral part of these
                         consolidated statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED APRIL 30, 1997, 1996, AND 1995
                                                               RETAINED                                                TOTAL
                                             COMMON           (DEFICIT)          DEFERRED          UNEARNED        SHAREHOLDERS'
                                             STOCK             EARNINGS        COMPENSATION       ESOP SHARES          EQUITY
                                             ------            --------        ------------       -----------      -------------
BALANCE AT APRIL 30, 1994                 $ 5,110,493        $ 3,373,872        $    -            $    -            $ 8,484,365

  Net income                                    -                437,407             -                 -                437,407
  Issuance of 9,119 shares
    under employee stock plans                 27,384              -                 -                 -                 27,384
  Issuance of 139,597 shares
    in connection with a stock
    dividend                                  515,180           (515,180)            -                 -                  -
  Issuance of 11,842 shares in
    connection with an acquisition             50,329              -                 -                 -                 50,329
                                          -----------        -----------        ---------         ---------         -----------

BALANCE AT APRIL 30, 1995                   5,703,386          3,296,099             -                 -              8,999,485

  Net loss                                      -             (3,039,414)            -                 -             (3,039,414)
  Establishment of Employee Stock
    Ownership Plan                              -                  -                 -             (500,000)           (500,000)
  Issuance of 57,664 shares
    under employee stock plans                175,874              -             (142,500)             -                 33,374
  Issuance of 15,849 shares for
    payment of services                        25,755              -                 -                 -                 25,755
  Purchase of 149,930 shares in
    connection with the restructuring
    charge (Note 11)                         (431,053)             -                 -                 -               (431,053)
  Compensation expense                        (29,465)             -               10,688            75,000              56,223
                                          -----------        -----------        ---------         ---------         -----------

BALANCE AT APRIL 30, 1996                   5,444,497            256,685         (131,812)         (425,000)          5,144,370

  Net loss                                      -               (406,659)            -                 -               (406,659)
  Issuance of 11,806 shares under
    employee stock plans                       18,796              -                 -                 -                 18,796
  Compensation expense                        (45,090)             -               14,250           100,000              69,160
                                          -----------        -----------        ---------         ---------         -----------

BALANCE AT APRIL 30, 1997                 $ 5,418,203        $  (149,974)       $(117,562)        $(325,000)        $ 4,825,667
                                          ===========        ===========        =========         =========         ===========

           The accompanying notes are an integral part of these
                         consolidated statements.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED APRIL 30,
                                                             1997               1996               1995
                                                             ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $  (406,659)       $(3,039,414)       $   437,407
 Adjustments to reconcile net income (loss)
   to net cash and equivalents
   provided by operating activities:
     Depreciation and amortization                         1,819,512          1,954,125          1,687,381
     Deferred income taxes                                  (130,000)          (227,000)           686,235
     Deferred compensation expense                            69,160             56,223              -
     Change in assets and liabilities, net of
       effects from acquisition (Note 2):
         Decrease (increase) in:
           Accounts and notes receivable                     589,319          2,812,769         (1,211,321)
           Revenues in excess of billings
             and retainages                                 (306,500)          (112,157)         1,230,943
           Inventories                                       111,838            345,341            351,233
           Other current assets                             (138,264)           (70,189)           119,755
         Increase (decrease) in:
           Accounts payable and accrued
             liabilities                                     728,553            115,962            504,935
           Billings in excess of revenues
             earned                                           61,539            228,507           (527,040)
           Billings for future services                      506,298           (135,825)          (149,288)
           Restructuring reserves                             19,434            218,294              -
                                                         -----------        -----------        -----------

         Net cash and equivalents provided
           by operating activities                         2,924,230          2,146,636          3,130,240
                                                         -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in long-term receivables                661,116            122,633           (405,687)
 Additions to property and equipment                        (424,789)          (368,953)          (536,263)
 Investments in computer software                           (492,758)          (439,655)          (584,171)
 Proceeds from sales of property and
   equipment                                                  16,426             32,848             39,176
 Net cash (paid) received for acquisition                        -              100,000         (4,000,000)
 Increase (decrease) in other assets                          (3,364)             6,453           (226,797)
                                                         -----------        -----------        -----------


         Net cash and equivalents used
           for investing activities                         (243,369)          (546,674)        (5,713,742)
                                                         -----------        -----------        -----------

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED APRIL 30,
                                (CONTINUED)
                                                             1997               1996               1995
                                                             ----               ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of debt                                          (2,390,000)        (1,364,000)        (2,005,000)
 Proceeds from issuance of long-term debt                      -                  -              4,834,000
 Proceeds from issuance of common stock                       18,796             29,664             27,384
 Purchase of common stock in restructuring                     -               (431,053)             -
 Purchase of common stock for ESOP                             -               (500,000)             -
 Increase (decrease) in other long-term liabilities         (204,040)           580,174              -
                                                         -----------        -----------        -----------

         Net cash and equivalents (used for)
           provided by financing activities               (2,575,244)        (1,685,215)         2,856,384
                                                         -----------        -----------        -----------

CASH AND EQUIVALENTS:
 Increase (decrease)                                         105,617            (85,253)           272,882
 Balance at beginning of year                                352,074            437,327            164,445
                                                         -----------        -----------        -----------

         Balance at end of year                          $   457,691        $   352,074        $   437,327
                                                         ===========        ===========        ===========

           The accompanying notes are an integral part of these
                         consolidated statements.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

          Manatron, Inc. and its subsidiaries (the "Company" or "Manatron") design, market, install, and maintain advanced computer-based "turn-key" data processing systems primarily for state and local governments, using general purpose computer hardware produced by leading manufacturers and proprietary software developed or purchased by Manatron. The Company also provides mass real estate appraisal and mapping services for state and local governments. The Company's business primarily is concentrated in the Midwest and Southeast regions of the United States.

     PRINCIPLES OF CONSOLIDATION

          The accompanying Consolidated Financial Statements include the accounts of Manatron and its wholly-owned subsidiaries, ATEK Information Services, Inc. ("ATEK") and Specialized Data Systems, Inc. ("SDS"). In addition, the accompanying Consolidated Financial Statements include the accounts of Sabre Systems and Service ("Sabre") which is a division of the Company. All significant intercompany accounts and transactions have been eliminated. As more fully explained in Note 2, Sabre was acquired in November of 1994. Accordingly, the accompanying Consolidated Financial Statements only reflect the results of its operations since that date.

     REVENUE RECOGNITION

          Revenue and costs related to sales of computer hardware and supplies are recognized when title passes, which is normally the shipping or installation date. Revenue from software licensing fees is recognized when the license agreements are consummated, which generally is also the shipping or installation date. The Company's contracts typically do not contain a right of return. As of April 30, 1997 and 1996, the reserve for returns was not significant.

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

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          Revenue from in-house data processing, maintenance contracts, and software support services normally is billed in advance on a monthly, quarterly, or annual basis. These billings are recognized as revenue on a straight-line basis over the periods covered by the agreements. At the end of a reporting period, the balance of billings not yet recognized as revenue are reflected as "Billings for Future Services" in the Company's consolidated balance sheets. Costs related to these services are expensed as incurred.

          Revenue and costs under long-term mass real estate appraisal, mapping, and software development contracts, which typically range from one to three years, are recognized on a percentage of completion basis. Losses on these contracts, if any, are recognized when they become known. As of April 30, 1997 and 1996, the reserve for contract losses was not significant.

     CASH AND EQUIVALENTS

          Cash and equivalents consist of money market funds and short-term time deposits.

     INVENTORIES

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

                                                      1997            1996
                                                      ----            ----
             Computer hardware and repair parts     $ 42,442        $141,418
             Data processing supplies and
               purchased software products           232,700         245,562
                                                    --------        --------
                                                    $275,142        $386,980
                                                    ========        ========

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     PROPERTY AND EQUIPMENT, AT COST

          Net property and equipment consists of the following at April
          30:

                                                        1997              1996
                                                        ----              ----
             Land                                   $    25,650       $    25,650
             Building and improvements                  460,945           449,547
             Furniture and fixtures                     619,674           595,788
             Rental equipment                           428,401           398,720
             Office equipment and software            3,658,845         3,468,679
             Vehicles                                   291,122           342,936
                                                    -----------       -----------
                                                      5,484,637         5,281,320
             Less- Accumulated depreciation          (4,021,060)       (3,286,316)
                                                    -----------       -----------
                                                    $ 1,463,577       $ 1,995,004
                                                    ===========       ===========

          Depreciation of property and equipment is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting and accelerated methods for tax purposes. Maintenance and repair costs which do not add to the economic useful lives of the related assets are expensed as incurred.

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

                       ASSET DESCRIPTION               YEARS
                       -----------------               -----
                 Building and improvements             5-25
                 Furniture and fixtures                4-7
                 Rental equipment                      3
                 Office equipment and software         4-7
                 Vehicles                              3-5

     OFFICERS' RECEIVABLE

          At April 30, 1997 and 1996, the Company had $354,013 and $380,233
          in receivables from certain of its officers. These receivables are non-interest bearing and are scheduled to be repaid in 1999.

     SOFTWARE DEVELOPMENT COSTS

          The Company capitalized approximately $493,000, $435,000, and $584,000 of computer software development costs during fiscal 1997, 1996, and 1995, respectively.

          Amortization of software development costs is computed using the straight-line method over the estimated economic lives of the products which approximate five years. Accumulated amortization was approximately $2,926,000 and $2,395,000 as of April 30, 1997 and 1996, respectively. Amortization expense was approximately $531,000, $465,000, and $364,000 in fiscal 1997, 1996, and 1995, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

          Research and development costs incurred to establish technological feasibility were insignificant for fiscal 1997, 1996, and 1995, respectively, and have been expensed.
          Substantially all of the Company's research and development costs relate to computer software development.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     GOODWILL

          In connection with certain acquisitions, the Company has recorded approximately $1,848,000 of goodwill which is being amortized over a 10-year period using the straight line method.
          Accumulated amortization was approximately $763,000 and $578,000 as of April 30, 1997 and 1996, respectively.

     STOCK-BASED COMPENSATION

          The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. The Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during fiscal 1997 and 1996 in Note 8 in accordance with the requirements of Statement of Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

     EARNINGS PER SHARE

          Earnings per share is computed based upon the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding are 2,867,711, 2,961,139, and 2,933,341 for fiscal 1997, 1996, and 1995, respectively.

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

(2)  ACQUISITION OF SABRE

          Effective November 11, 1994, the Company acquired substantially all of the assets of Sabre in exchange for $4 million in cash (subject to adjustment based on the resolution of a closing net asset statement) together with the assumption of certain liabilities and obligations of Sabre. Of the $4 million paid at the closing date, $3.4 million was paid to the previous owner, and $600,000 was placed in escrow. On July 28, 1995, the Company reached a final resolution of the closing net asset statement which resulted in the purchase price being reduced to $3.9 million. Sabre is based in Ohio and provides real estate mass appraisal and property mapping services and sells computer hardware and software to local governments.

          The acquisition of Sabre was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their fair market values. The acquisition price was less than the book value of the net assets acquired, therefore, no goodwill was recorded.

          Pro forma unaudited operating results of the Company, assuming the acquisition of Sabre had been made as of May 1, 1994, are summarized below:

                                                  1995
                                                  ----
                 Net revenues                 $30,543,000
                 Net income                   $   627,000
                 Earnings per share           $       .21

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(2)  ACQUISITION OF SABRE, continued

          These pro forma results have been prepared for comparative purposes only and include certain adjustments, such as amortization of acquisition costs and increased interest expense on the acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on May 1, 1994, or of future results of operations of the consolidated entities.

(3)  SALES TYPE LEASES AND OPERATING LEASES

          Certain of the Company's leases meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards No. 13, "Accounting for Leases." As a result, the difference between the normal selling price of the equipment and the cost is recognized as profit at the inception of the lease. The sum of the aggregate rental payments to be received plus the unguaranteed residual value, if any, minus the selling price of the equipment at the inception of a lease is amortized to income over the respective lease terms using the effective interest method. Residual values generally are not significant given that the computer hardware market is subject to rapid technological change.

          The following are components of the net investment in sales type leases as reflected in the accompanying consolidated balance sheets at April 30:

                                                        1997           1996
                                                        ----           ----
             Future minimum rentals receivable        $476,284       $751,257
             Less- Unamortized unearned income         (55,918)       (94,405)
                                                      --------       --------

             Net investment in sales type leases      $420,366       $656,852
                                                      ========       ========

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(3)  SALES TYPE LEASES AND OPERATING LEASES, continued

          Substantially all future minimum rentals receivable on sales type leases are due in the next three fiscal years.

          The Company also leases computer equipment to customers under operating lease agreements with various terms through fiscal 2001. The accumulated depreciation on rental equipment was $301,000 and $262,000 at April 30, 1997 and 1996, respectively.

          Future minimum lease payments to be received under noncancelable operating leases at April 30, 1997, are approximately as follows:

                         FISCAL YEAR           AMOUNT
                         -----------           ------
                            1998              $284,000
                            1999               144,000
                            2000                90,000
                            2001                20,000

(4)  INSTALLMENT NOTES RECEIVABLE

          The Company also offers its hardware and software solutions for sale on an installment basis and, as a result, has notes receivable totaling $1,218,691 and $1,585,496 at April 30, 1997 and 1996, respectively. The notes have various payment terms, generally bear interest at rates approximating prime, and have various maturity dates through January of 1999.

(5)  LONG-TERM DEBT

          The Company has a $5 million long-term revolving line of credit with a bank secured by substantially all the assets of the Company, which matures on December 1, 1999. Borrowings under this Long-Term Credit Agreement at April 30, 1997 and 1996 were $885,000 and $3,175,000, respectively. Interest is payable monthly at the bank's prime rate which was 8.50% at April 30, 1997.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(5)  LONG-TERM DEBT, continued

          Additionally, the Company is required to, among other things, collect specified levels of past due receivables, generate minimum levels of cash flow from operations, maintain a certain level of tangible net worth, a minimum debt-to-equity ratio, and minimum working capital. The Company was either in compliance with these provisions of the debt agreement as of April 30, 1997 or had obtained appropriate waivers.

          Cash paid for interest approximated the amounts shown as interest expense in the accompanying consolidated statements of operations.

(6)  RENTAL COMMITMENTS

          The Company leases the majority of its office and warehouse space under agreements with various terms through fiscal 2001. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $656,000, $750,000, and $575,000 for fiscal 1997, 1996, and 1995, respectively.

          Future minimum rental payments under noncancelable operating leases at April 30, 1997, are approximately as follows:

                      FISCAL YEAR            AMOUNT
                      -----------            ------
                         1998               $488,000
                         1999                397,000
                         2000                189,000
                         2001                  8,000

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(7)  FEDERAL INCOME TAXES

          The provision (credit) for federal income taxes consists of the following:

                                                      1997           1996           1995
                                                      ----           ----           ----
                Currently payable (refundable)     $ 130,000      $  27,000      $(359,200)
                Deferred provision (credit)         (130,000)      (227,000)       686,200
                                                   ---------      ---------      ---------
                                                   $       0      $(200,000)     $ 327,000
                                                   =========      =========      =========

          The Company's effective tax rate was 6% and 43% in fiscal 1996 and 1995, respectively. A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision (credit) for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

                                                           1997               1996              1995
                                                           ----               ----              ----
               Computed tax (credit) expense
                using the 34% statutory rate            $(138,000)        $(1,101,000)        $260,000
               Operating losses with no current
                tax benefit                                78,000             834,000             -
               Tax-exempt interest income                 (17,000)            (18,000)         (22,000)
               Non-deductible goodwill
                amortization                               63,000              63,000           63,000
               Non-deductible meals and
                entertainment                              30,000              34,000           25,000
               Other                                      (16,000)            (12,000)           1,000
                                                        ---------         -----------         --------
                                                        $       0         $  (200,000)        $327,000
                                                        =========         ===========         ========

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(7)  FEDERAL INCOME TAXES, continued

          The tax effect and type of significant temporary differences which gave rise to the future tax benefits and deferred income taxes as of April 30, 1997 and 1996, are approximately as follows:

                                                                         1997            1996
                                                                         ----            ----
             Deferred tax assets:
               Valuation reserves not currently deductible            $  412,000      $  531,000
               Net operating loss carryforward                           338,000         424,000
               Accrued liabilities not currently deductible              390,000         308,000
               Restructuring reserves not currently deductible           193,000         255,000
               Alternative minimum tax credit carryforward                99,000          99,000
               Other                                                     210,000           7,000
                                                                      ----------      ----------
                                                                       1,642,000       1,624,000
                                                                      ----------      ----------

             Valuation Allowance                                        (912,000)       (834,000)
                                                                      ----------      ----------
                                                                         730,000         790,000
                                                                      ----------      ----------

             Deferred tax liabilities:
               Software development costs expensed
                for tax purposes                                        (311,000)       (304,000)
               Property and equipment depreciation
                and basis differences                                       -            (56,000)
               Lease accounting method differences                      (132,000)       (273,000)
                                                                      ----------      ----------
                                                                        (443,000)       (633,000)
                                                                      ----------      ----------
             Net deferred tax asset                                   $  287,000      $  157,000
                                                                      ==========      ==========

          During 1997 and 1996, the Company recorded a valuation allowance against certain of its future tax benefits due to the uncertainty of their ultimate realization. As of April 30, 1997, the Company had tax net operating loss carryforwards of approximately

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(7)  FEDERAL INCOME TAXES, continued

          $995,000. These net operating loss carryforwards are available to offset future taxable income through the following fiscal years: $473,000 in 2010 and $522,000 in 2011. Federal income tax refunds were approximately $261,000, $178,000, and $207,000 during fiscal 1997, 1996, and 1995, respectively.

(8)  EMPLOYEE STOCK PLANS

          The Manatron, Inc. Employee Stock Purchase Plan (the "Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 8% of the Company's employees participate in the Plan. As of April 30, 1997, 33,063 shares of common stock are available for purchase. The purchase price for each share is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. No more than 5,000 shares may be purchased in any one quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. No amounts are charged to operations related to the Plan. Since the inception of the Plan in 1987, and through April 30, 1997, a total of 85,026 shares have been purchased by participants at prices ranging from $1.27 to $6.27 per share.

          The Manatron, Inc. Restricted Stock Plan of 1987 (the "Restricted Plan") is intended to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees by offering them additional incentives to contribute to the long-term interests of the Company. The Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. As of April 30, 1997, 41,300 shares remain available for issuance under the Restricted Plan.

          The Company has four stock option plans: the Manatron, Inc. 1986 Incentive Stock Option Plan, the Manatron, Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan and the Manatron, Inc. 1995 Long-Term Incentive Plan (the "Option Plans"). Under the Option Plans, 1,025,000 shares of common stock were reserved for issuance. The Option Plans provide for a committee appointed by the Board to grant to directors, officers, and other

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(8)  EMPLOYEE STOCK PLANS, continued

          key employees up to 100,000 shares of common stock subject to certain restrictions and up to 925,000 options to purchase shares of the Company's common stock at a price which is at least equal to the fair market value of such shares on the date of grant.
          For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of the options must be at least 110% of the fair market value of the shares on the date of grant. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. Options granted under the Option Plans generally are exercisable within limits specified at the time of grant and expire five to 10 years from the date of grant.

          The Company accounts for these plans under APB Opinion No. 25.
          As a result, no compensation cost has been recognized with respect to the authorization, grant, or exercise of these options. Had compensation costs for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                      1997             1996
                                   ----------      ------------
               NET INCOME
               ----------
               As Reported         $(406,659)      $(3,039,414)
               Pro Forma            (525,697)       (3,062,709)

               EPS
               ---
               As Reported         $    (.14)      $     (1.03)
               Pro Forma                (.18)            (1.03)

          Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(8)  EMPLOYEE STOCK PLANS, continued

          A summary of the status of the Company's Option Plans at April 30, 1997, 1996, and 1995 and changes during the years then ended is presented in the table below.

                                  1997                                   1996                                1995
                      -----------------------------------    ---------------------------------    --------------------------------

                                WEIGHTED                               WEIGHTED                            WEIGHTED
                                AVERAGE                                AVERAGE                             AVERAGE
                                EXERCISE      EXERCISE                 EXERCISE     EXERCISE               EXERCISE     EXERCISE
                      SHARES     PRICE         PRICES        SHARES     PRICE        PRICES       SHARES    PRICE        PRICES
                      ------------------------------------------------------------------------------------------------------------
Outstanding at
  Beginning of Year   585,156    $ 2.31   $   1.625-$5.25    348,032    $ 3.76   $  2.50-$5.25    194,919    $4.01    $ 2.50-$5.25

Granted                40,000    $ 1.67   $1.5625-$2.3375    408,500    $ 1.65   $1.625-$2.875    158,626    $3.46    $ 2.50-$5.25

Exercised              (1,000)   $1.625   $         1.625     (9,258)   $ 2.59   $ 2.50-$2.875     (1,050)   $3.00    $       3.00

Forfeited             (80,083)   $ 3.65   $  1.625-$5.125   (161,540)   $ 3.76   $  3.00-$5.25     (4,463)   $3.39    $2.875-$4.00

Expired                  -       $  -             -             (578)   $2.875   $       2.875       -       $ -      $     -
                      -------                               --------                              -------

Outstanding at
  End of Year         544,073    $ 2.07   $  1.5625-$5.25    585,156    $ 2.31   $ 1.625-$5.25    348,032    $3.76    $ 2.50-$5.25
                      -------                               --------                              -------

Exercisable at
  End of Year         396,323    $ 2.22                      306,156    $ 2.78                    240,132    $3.82

Weighted Average
  of Fair Value
  of Options
  Granted                        $ 1.27                                 $ 1.24

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(8)  EMPLOYEE STOCK PLANS, continued

          The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997 and 1996, respectively: risk-free interest rates ranging from 5.97% to 6.89%; expected dividend yields of 0.0 and 0.0%; expected lives of 10 years; expected volatility ranging from 60.50% to 63.65%.

          During fiscal 1996, 40,000 shares of restricted stock were granted that vest over a 10-year period at a market price of $3.50. As a result, $140,000 was recorded as deferred compensation and is being amortized over 10 years. No restricted shares were granted in fiscal 1997 or fiscal 1995. As of April 30, 1997, 60,000 shares of restricted common stock may be issued and 266,446 stock options may be granted under the Option Plans.

(9)  STOCK WARRANTS

          As of April 30, 1997, the Company has outstanding 25,000 warrants for the purchase of its common stock which expire on May 3, 1998. These warrants were issued to a public relations firm retained during 1995 and are exercisable at $3.50 per share.

(10) EMPLOYEE BENEFIT PLANS

          The Company has an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. The Company's contribution to the profit sharing plan is subject to the discretion of the Board of Directors. No contributions were approved for the years ended April 30, 1997, 1996, and 1995, due to the reduced profitability levels of the Company.

          The 401(k) plan allows eligible employees to withhold up to 15% of their pay on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay. Company matching contributions charged to expense for the years

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(10) EMPLOYEE BENEFIT PLANS, continued

          ended April 30, 1997, 1996, and 1995, were approximately $74,000, $83,000, and $60,000, respectively.

          On June 29, 1995, the ESOP purchased 142,858 common shares from Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, for $3.50 per share. The ESOP borrowed $500,000 from a bank to finance the stock purchase. The Company has guaranteed the ESOP's loan and is obligated to make contributions sufficient to enable the ESOP to repay the loan, including interest. The loan is repayable in quarterly installments of $25,000 plus interest at the bank's prime rate.
          As of April 30, 1997, seven quarterly installments have been made. The $325,000 balance is reflected as a liability and a like amount, considered deferred compensation, has been recorded as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

          As of April 30, 1997, 49,994 common shares have been committed to be released for allocation to ESOP participants. Allocations occur on December 31 of each year. The fair market value of these shares at the time they were committed for release, which aggregated approximately $55,000 in 1997 and $46,000 in 1996, has been recorded as compensation expense in the accompanying consolidated statements of operations. The difference between these amounts and the original cost of the shares, which is approximately $45,000 for 1997 and $29,000 for 1996, has been charged against common stock. The fair value of the unearned ESOP shares as of April 30, 1997 approximated $163,000.

          The Board of Directors approved an additional contribution of 23,731 shares of common stock or approximately $50,000 to the ESOP for the year ended April 30, 1997. No such contributions were approved for the years ended April 30, 1996 and 1995 due to the reduced profitability levels of the Company.

          The Company is self-insured for all employees' medical expenses incurred to a level of $30,000 per individual or family per year. Employees' medical expenses incurred beyond the $30,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(11) SEVERANCE AGREEMENT

          The Company and Allen F. Peat entered into an agreement, effective as of October 17, 1995, setting forth the terms pursuant to which Mr. Peat retired as Chairman, President, and Chief Executive Officer. The Agreement terminated Mr. Peat's five-year employment agreement and provided for severance compensation, deferred compensation, and other payments totaling approximately $1.3 million to be paid through December of 1999.

          The present value of these payments plus legal and professional costs associated with the restructuring of the Company are included in the $1.6 million restructuring charge that is reflected in the accompanying consolidated statements of operations. In addition, the Company assumed and paid on March 15, 1996, the third and final installment of approximately $750,000 owed by Mr. Peat to Ronald D. Stoynoff pursuant to a stock purchase agreement between the two parties. In exchange for assuming this obligation, the Company received approximately 150,000 shares of Manatron common stock from Mr. Peat.

          The fair market value of the stock received from Mr. Peat was approximately $431,000 and has been recorded as a reduction to common stock in the accompanying consolidated balance sheets. The $319,000 difference between the fair market value of the stock and the total assumed obligation of $750,000 was considered compensation expense and, accordingly, also was included in the $1.6 million restructuring charge. The remaining obligations under this agreement as of April 30, 1997, have been appropriately classified as current or long-term liabilities in the accompanying Consolidated Financial Statements.

(12) RELATED PARTY TRANSACTIONS

          In September 1995, the Company purchased the portion of the corporate office building it had previously leased from Allen F. Peat. The purchase price of $200,000 was paid in cash and was based on an independent appraisal.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(13) SHAREHOLDER RIGHTS PLAN

          On March 11, 1997, the Board of Directors declared a dividend distribution of one preferred stock purchase right ("Right") on each outstanding share of common stock of the Company. Each Right will, under certain circumstances, entitle the holder to buy one one-hundredth (1/100) of a share of Series A preferred stock, no par value ("Preferred Stock"), at an exercise price of $20 per share, subject to adjustment. Each share of Preferred Stock purchasable upon exercise of the Rights will have a minimum preferential quarterly dividend of $1 per share and will be entitled to an aggregate dividend of 100 times the dividend declared on the shares of common stock. In the event of liquidation, the holders of Preferred Stock will receive a minimum preferred liquidation payment of $10 per share and will be entitled to receive an aggregate liquidation payment equal to 100 times the payment made per share of common stock. Each share of Preferred Stock will have 100 votes, voting together with the common stock.

          The Rights will be exercisable and transferable separately from the common stock only if a person or group who does not hold 15% or more of Manatron's outstanding common stock as of June 16, 1997, subsequently acquires 15% or more of Manatron's outstanding common stock or if a holder of 15% or more of Manatron's outstanding common stock as of June 16, 1997, subsequently acquires 20% or more of Manatron's outstanding common stock or if any person or group commences or announces an intention to commence a tender or exchange offer the consummation of which would give such person or group beneficial ownership of 30% or more of Manatron's outstanding common stock.

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(13) SHAREHOLDER RIGHTS PLAN, continued

          exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement")) were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an Acquiring Person, the Rights may be redeemed at a redemption price of $.01 per Right, subject to adjustment. On June 16, 1997, the record date for distribution of the Rights, there were 2,874,327, shares of common stock outstanding. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 1997, no rights have become exercisable.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 1997 and 1996, the fair value of the notes receivable approximated the carrying value. The Company's long-term debt reprices frequently at the then-prevailing market interest rates. As of April 30, 1997 and 1996, the carrying value approximated the fair value of the Company's long-term debt.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(15) NEW STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) PRONOUNCEMENTS

     SFAS NO. 128 "EARNINGS PER SHARE." This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. After the effective date the Company will be required to restate all prior period EPS data. The Company does not expect the effects of the Statement to be material.

     SFAS NO. 129 "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE." This Statement establishes standards for disclosing information about an entity's capital structure and applies to all entities. This Statement is effective for financial statements for periods ending after December 15, 1997. The Company does not expect the effects of the Statement to be material.

     SFAS NO. 130 "REPORTING COMPREHENSIVE INCOME." The Statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement applies to most enterprises that provide a full set of financial statements and will require reclassification of comparative financial statements provided for earlier periods. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the effects of the Statement to be material.

     SFAS NO. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997 and will require comparative information for earlier years to be restated.

                               EXHIBIT INDEX


   NUMBER                        ITEM

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

    4.1 Revolving Credit Loan Agreement. This exhibit is incorporated by reference to the Registrant's Form 8-K Current Report dated November 11, 1994.

    4.2            First Amendment to Revolving Credit Agreement.
                   This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1996.

    4.3            Second Amendment to Revolving Credit Agreement.
                   This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1996.

    9 Buy and Sell and Voting Trust Agreement Concerning Stock of Manatron, Inc. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.1 Manatron, Inc. 1986 Incentive Stock Option Plan.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.2           Manatron, Inc. 1989 Stock Option Plan.<F*>  This
                   exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.3 Manatron, Inc. 1995 Long-Term Incentive Plan.<F*> This exhibit is incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 12, 1995.

    10.4 Buy and Sell and Voting Trust Agreement Concerning Stock of Manatron, Inc.<F*> See Exhibit 9 above.

    10.5           Executive Employment Agreement with Randall L.
                   Peat.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.6           Form of Stock Purchase Warrant with Brent R.
                   Nicklas, as amended.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.7 Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1995.

    10.8 Manatron, Inc. Employee Stock Purchase Plan.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1993.

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

    10.14 Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.<F*> This exhibit is incorporated by reference to the Registrant's
                   Form 8-K Current Report dated November 13, 1995.

    10.15          Employment Agreement with Douglas A. Peat dated
                   October 10, 1996.<F*>

    10.16          Employment Agreement with Jane M. Rix dated
                   October 10, 1996.<F*>

    10.17 Employment Agreement with James W. Sanderbeck dated October 10, 1996.<F*>

    10.18          Employment Agreement with Paul R. Sylvester dated
                   October 10, 1996.<F*>

    10.19          Employment Agreement with Larry L. Terhune dated
                   October 10, 1996.<F*>

    10.20          Employment Agreement with Melvin J. Trumble dated
                   October 10, 1996.<F*>

    10.21          Manatron, Inc. Executive Incentive Plan for 1997.<F*>

    10.22          Manatron, Inc. Executive Incentive Plan for 1998.<F*>

    21 Subsidiaries of Registrant. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended
                   April 30, 1996.

    23             Consent of Independent Public Accountants.

    24             Powers of Attorney.

    27             Financial Data Schedule.

-----------------

<F*>Management contract or compensatory plan or arrangement.