Form 10-Q
period 1997-07-31
MANATRON INC
filed 1997-09-15
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

---------------------------------------------------------------------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                 JULY 31, 1997                      0-15264


                              MANATRON, INC.
          (Exact Name of Registrant as Specified in its Charter)


                    MICHIGAN                         38-1983228
         (State or Other Jurisdiction of          (I.R.S. Employer
         Incorporation or Organization)         Identification No.)


              2970 SOUTH 9TH STREET
               KALAMAZOO, MICHIGAN                      49009
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

          The number of shares outstanding of registrant's common stock, no par value, at September 12, 1997, was 2,806,819 shares.


===========================================================================

PART I. - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                             JULY 31,           APRIL 30,
                                                               1997               1997
                                                            -----------        -----------
                         ASSETS
CURRENT ASSETS:
 Cash and equivalents                                       $   629,817        $   457,691
 Receivables, net                                             5,439,978          5,918,358
 Revenues earned in excess of billings and
   retainages on long-term contracts                          3,061,090          2,772,705
 Inventories                                                    127,206            275,142
 Other current assets                                           603,964            650,431
                                                            -----------        -----------

       Total current assets                                   9,862,055         10,074,327
                                                            -----------        -----------

NET PROPERTY AND EQUIPMENT                                    1,372,906          1,463,577
                                                            -----------        -----------

OTHER ASSETS:
 Long-term receivables, less current portion                    534,613            638,024
 Officers' receivable                                           353,426            354,013
 Computer software development costs, net                     1,006,028          1,021,664
 Goodwill, net                                                1,038,957          1,085,165
 Other, net                                                     182,668            217,498
                                                            -----------        -----------

       Total other assets                                     3,115,692          3,316,364
                                                            -----------        -----------

                                                            $14,350,653        $14,854,268
                                                            ===========        ===========









   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                          $   100,000        $   100,000
 Accounts payable                                               738,309          1,181,660
 Billings in excess of revenues earned on
   long-term contracts                                        1,500,094          1,749,100
 Billings for future services                                 3,015,348          3,227,865
 Accrued liabilities                                          2,193,332          2,240,842
                                                            -----------        -----------

       Total current liabilities                              7,547,083          8,499,467
                                                            -----------        -----------

DEFERRED INCOME TAXES                                            43,000             43,000
                                                            -----------        -----------

LONG-TERM DEBT                                                1,712,000          1,110,000
                                                            -----------        -----------

OTHER LONG-TERM LIABILITIES                                     320,053            376,134
                                                            -----------        -----------

SHAREHOLDERS' EQUITY:
 Common stock                                                 5,271,899          5,418,203
 Retained deficit                                              (129,382)          (149,974)
 Deferred compensation                                         (114,000)          (117,562)
 Unearned ESOP shares                                          (300,000)          (325,000)
                                                            -----------        -----------

       Total shareholders' equity                             4,728,517          4,825,667
                                                            -----------        -----------

       Total liabilities and shareholders' equity           $14,350,653        $14,854,268
                                                            ===========        ===========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                                    JULY 31,
                                                          ----------------------------
                                                             1997              1996
                                                          ----------        ----------
NET REVENUES                                              $5,963,985        $5,277,249

COST OF REVENUES                                           3,594,425         3,181,779
                                                          ----------        ----------

        Gross profit                                       2,369,560         2,095,470

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                  2,313,085         2,180,260
                                                          ----------        ----------

        Income (loss) from operations                         56,475           (84,790)

OTHER EXPENSE, net                                            35,884            64,511
                                                          ----------        ----------

        Income (loss) before provision for
          federal income taxes                                20,591          (149,301)

PROVISION FOR FEDERAL INCOME
 TAXES (Note 2)                                                   --                --
                                                          ----------        ----------

NET INCOME (LOSS)                                         $   20,591        $ (149,301)
                                                          ==========        ==========

INCOME (LOSS) PER SHARE                                   $      .01        $     (.05)
                                                          ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                        2,851,450         2,863,355
                                                          ==========        ==========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                            JULY 31,
                                                                  ---------------------------
                                                                    1997              1996
                                                                  ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $  20,591         $(149,301)
 Adjustments to reconcile net income (loss) to net cash
   and equivalents (used for) provided by operating
   activities:
     Depreciation and amortization                                  371,353           455,077
     Deferred compensation expense                                   19,633            17,846
     Decrease (increase) in assets:
       Receivables, net                                             478,380           209,819
       Revenues earned in excess of billings and
         retainages                                                (288,385)         (218,987)
       Inventories                                                  147,936            96,996
       Other current assets                                          46,467           (18,400)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                    (490,861)         (137,329)
       Billings in excess of revenues earned                       (249,006)           64,238
       Billings for future services                                (212,517)          (38,239)
       Other long-term liabilities                                  (56,081)          (51,085)
                                                                  ---------         ---------

         Net cash and equivalents (used for) provided
           by operating activities                                 (212,490)          230,635
                                                                  ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in long-term receivables                                  103,998           113,469
 Decrease in other assets                                             3,411                --
 Investments in computer software                                   (96,418)         (108,249)
 Net additions to property and equipment                            (91,001)         (123,997)
                                                                  ---------         ---------

         Net cash and equivalents used for investing
           activities                                               (80,010)         (118,777)
                                                                  ---------         ---------




CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance (repurchase) of common stock                             (187,374)            4,202
 Purchase of common stock for ESOP                                   50,000                --
 Borrowings (repayments) under line of credit                       602,000          (170,000)
                                                                  ---------         ---------

         Net cash and equivalents provided by (used
           for) financing activities                                464,626          (165,798)
                                                                  ---------         ---------

CASH AND EQUIVALENTS:
 Increase (decrease)                                                172,126           (53,940)
 Balance at beginning of period                                     457,691           352,074
                                                                  ---------         ---------

 Balance at end of period                                         $ 629,817         $ 298,134
                                                                  =========         =========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

(1)  GENERAL INFORMATION

     The consolidated condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1997, as filed with the Securities and Exchange Commission on July 29, 1997. There have been no significant changes in such information since the date of such Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
     (a) the financial position of the Registrant as of July 31, 1997, and April 30, 1997, and (b) the results of its operations for the three-months ended July 31, 1997 and 1996, and (c) cash flows for the three-months ended July 31, 1997 and 1996.

(2)  FEDERAL INCOME TAXES

     During 1997 and 1996, the Company recorded a valuation allowance against certain of its future tax benefits due to the uncertainty of their ultimate realization. In addition, as of April 30, 1997, the Company had tax net operating loss carryforwards available of approximately $995,000. As a result, the Company has not recorded a provision for income taxes for the three months ended July 31, 1997, because a portion of these loss carryforwards will be utilized. These net operating loss carryforwards are available to offset future taxable income through the year 2011.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $5,963,985 for the three months ended July 31, 1997, have increased by 13% in comparison to the $5,277,249 of net revenues that were reported for the comparable period in the prior fiscal year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, and forms processing and printing.

The increase in net revenues primarily can be attributed to the cyclical nature of the Company's appraisal business. Recent contracts have increased the Company's backlog for appraisal services to over $13 million, which is the highest the backlog has been since Sabre Systems and Service was acquired in November of 1994. Revenues from hardware, software and related services have remained relatively flat and will probably remain so until development efforts focused on enhancing and reengineering current legacy software products such as property tax, appraisal, financial and MIRRS are further along.

As a result of the increase in net revenues, cost of revenues for the three months ended July 31, 1997, also increased 13% to $3,594,425 versus the comparable prior year amount of $3,181,779. Margins for both periods have remained comparable at 40%.

Selling, general and administrative expenses have increased by 6% to $2,313,085 for the three months ended July 31, 1997, compared to $2,180,260 for the same period in the prior fiscal year. This increase primarily is due to annual salary adjustments and other costs associated with attracting and retaining good employees.

As a result of the factors noted above, the Company reported operating income of $56,475 for the three months ended July 31, 1997, versus an operating loss of $84,790 for the three months ended July 31, 1996. In addition, interest expense, which is included in other expense, has decreased from $80,995 to $42,258 because the Company has reduced its average outstanding indebtedness by over $1.5 million.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate is generally impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK Information Services and Specialized Data Systems. However, as described in Note 2, the Company has not recorded a provision for federal income taxes for the three months ended

July 31, 1997, as a portion of its net operating loss carryforwards available have been utilized to offset it.

As a result of the factors noted above, the Company reported net income of $20,591 or $.01 per share for the three months ended July 31, 1997, versus a net loss of $149,301 or $.05 per share for the comparable period in the prior fiscal year. Weighted average shares outstanding has decreased from 2,863,355 to 2,851,450 primarily because the Company announced its intention to and began to buy back up to 100,000 shares of its common stock during the first quarter of this current fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of $2,314,972 at July 31, 1997, has increased by 47% compared to the April 30, 1997, amount of $1,574,860. These levels reflect current ratios of 1.31 and 1.19, respectively. The increase in working capital primarily is due to a reduction in current liabilities as a result of payments made or services performed during the first quarter of the current fiscal year.

Shareholders' equity at July 31, 1997, decreased by $97,150 to $4,728,517 from the balance reported at April 30, 1997, primarily because the Company repurchased 92,000 shares of its common stock for approximately $194,000 during the first quarter. This amount was offset by net income for the quarter of $20,591, deferred compensation expense of $19,633 and purchases by employee stock plans. Book value per share has remained unchanged at $1.68 as of July 31, 1997.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $91,000 for the three months ended July 31, 1997, are slightly lower than the $124,000 of capital expenditures reported for the comparable period in the prior fiscal year. The net capital expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Net capital expenditures for future periods currently are not anticipated to be significantly different from those incurred in the current period.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months. As of July 31, 1997, the Company owed $1,512,000 on its $5 million revolving credit agreement and $300,000 on its ESOP loan. It is anticipated that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

PART II. - OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

          3.1 Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

          3.2 Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

          4.1 Restated Articles of Incorporation. See Exhibit 3.1 above.

          4.2       Bylaws.  See Exhibit 3.2 above.

          4.3 Revolving Credit Loan Agreement. Previously filed as an exhibit to the Company's Form 8-K Current Report dated November 11, 1994, and incorporated herein by reference.

          4.4 First Amendment to Revolving Credit Agreement. Previously filed as an exhibit to the Company's
                    Form 10-K Annual Report for the fiscal year ended April 30, 1996, and incorporated herein by reference.

          4.5 Second Amendment to Revolving Credit Agreement. Previously filed as an exhibit to the Company's
                    Form 10-K Annual Report for the fiscal year ended April 30, 1996, and incorporated herein by reference.

          4.6 Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

          27        Financial Data Schedule.

     (b) The Company filed a Form 8-K Current Report on June 10, 1997 relating to the distribution of a Series A Preferred Stock Purchase Right for each outstanding share of common stock of the Company, pursuant to a Rights Agreement between Manatron, Inc. and Registrar and Transfer Company dated June 2, 1997.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 15, 1997          By /S/ PAUL R. SYLVESTER
                                      Paul R. Sylvester
                                      President, Chief Executive Officer
                                        and Chief Financial Officer
                                        (Principal Executive, Financial,
                                        and Accounting Officer)

                               EXHIBIT INDEX


EXHIBIT
NUMBER                       DOCUMENT
------                       --------

  3.1 Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

  3.2 Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

  4.1         Restated Articles of Incorporation.  See Exhibit 3.1 above.

  4.2         Bylaws.  See Exhibit 3.2 above.

  4.3 Revolving Credit Loan Agreement. Previously filed as an exhibit to the Company's Form 8-K Current Report dated November 11, 1994, and incorporated herein by reference.

  4.4 First Amendment to Revolving Credit Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1996, and incorporated herein by reference.

  4.5 Second Amendment to Revolving Credit Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1996, and incorporated herein by reference.

  4.6         Rights Agreement dated June 2, 1997 between Manatron, Inc.
              and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

  27          Financial Data Schedule.