Form 10-Q
period 1997-10-31
MANATRON INC
filed 1997-12-15
CIK 798736

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                              FORM 10-Q

-----------------------------------------------------------------------------



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
               OCTOBER 31, 1997                    0-15264


                              MANATRON, INC.
          (Exact Name of Registrant as Specified in Its Charter)


                   MICHIGAN                           38-1983228
        (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)           Identification No.)


             2970 SOUTH 9TH STREET
              KALAMAZOO, MICHIGAN                        49009
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

          The number of shares outstanding of registrant's common stock, no par value, at December 12, 1997, was 2,809,194 shares.


=============================================================================

PART I. - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                             OCTOBER 31,          APRIL 30,
                                                                1997                1997
                         ASSETS                             -------------       ------------
                         ------
CURRENT ASSETS:
     Cash and equivalents                                   $     235,754       $    457,691
     Receivables, net                                           5,227,289          5,918,358
     Revenues earned in excess of billings and
      retainages on long-term contracts                         3,272,566          2,772,705
     Inventories                                                   90,030            275,142
     Other current assets                                         573,601            650,431
                                                            -------------       ------------
          Total current assets                                  9,399,240         10,074,327
                                                            -------------       ------------
NET PROPERTY AND EQUIPMENT                                      1,333,026          1,463,577
                                                            -------------       ------------
OTHER ASSETS:
     Long-term receivables, less current portion                  401,992            638,024
     Officers' receivable                                         350,148            354,013
     Computer software development costs, net                   1,020,397          1,021,664
     Goodwill, net                                                992,749          1,085,165
     Other, net                                                   153,832            217,498
                                                            -------------       ------------
          Total other assets                                    2,919,118          3,316,364
                                                            -------------       ------------
                                                            $  13,651,384       $ 14,854,268
                                                            =============       ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                      $     100,000       $    100,000
     Accounts payable                                             603,538          1,181,660
     Billings in excess of revenues earned on
      long-term contracts                                       1,491,425          1,749,100
     Billings for future services                               2,683,286          3,227,865
     Accrued liabilities                                        2,400,354          2,240,842
                                                            -------------       ------------
          Total current liabilities                             7,278,603          8,499,467
                                                            -------------       ------------
DEFERRED INCOME TAXES                                              43,000             43,000
                                                            -------------       ------------
                                      -2-

LONG-TERM DEBT                                                  1,267,000          1,110,000
                                                            -------------       ------------

OTHER LONG-TERM LIABILITIES                                       270,891            376,134
                                                            -------------       ------------
SHAREHOLDERS' EQUITY:
     Common stock                                               5,258,422          5,418,203
     Retained deficit                                             (81,095)          (149,974)
     Deferred compensation                                       (110,437)          (117,562)
     Unearned ESOP shares                                        (275,000)          (325,000)
                                                            -------------       ------------
          Total shareholders' equity                            4,791,890          4,825,667
                                                            -------------       ------------
          Total liabilities and shareholders' equity        $  13,651,384       $ 14,854,268
                                                            =============       ============

   See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                        OCTOBER 31,                       OCTOBER 31,
                                ----------------------------     -----------------------------
                                    1997            1996             1997             1996
                                ------------    ------------     ------------     ------------
NET REVENUES                    $  5,917,284    $  5,691,262     $ 11,881,269     $ 10,968,511

COST OF REVENUES                   4,029,377       3,524,097        7,851,927        6,705,876
                                ------------    ------------     ------------     ------------
      Gross profit                 1,887,907       2,167,165        4,029,342        4,262,635

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES       1,813,905       2,227,559        3,898,865        4,407,819
                                ------------    ------------     ------------     ------------
      Income (loss) from
        operations                    74,002         (60,394)         130,477         (145,184)

OTHER EXPENSE, net                   (25,714)        (66,548)         (61,598)        (131,059)
                                ------------    ------------     ------------     ------------
      Income (loss) before
        provision for federal
        income taxes                  48,288        (126,942)          68,879         (276,243)

PROVISION FOR FEDERAL
     INCOME TAXES (Note 2)                --              --               --               --

NET INCOME (LOSS)               $     48,288    $   (126,942)    $     68,879     $   (276,243)
                                ============    ============     ============     ============
INCOME (LOSS) PER SHARE         $        .02    $       (.04)    $        .02     $       (.10)
                                ============    ============     ============     ============
WEIGHTED AVERAGE SHARES
     OUTSTANDING                   2,808,245       2,866,044        2,829,848        2,864,700
                                ============    ============     ============     ============

    See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                               SIX MONTHS ENDED
                                                                   OCTOBER 31,
                                                           --------------------------
                                                              1997            1996
                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                                         $   68,879      $ (276,243)
 Adjustments to reconcile net income (loss) to net cash
    and equivalents provided by (used for) operating
    activities:
    Depreciation and amortization                             758,632         912,703
    Deferred compensation expense                              37,481          34,803
    Decrease (increase) in assets:
       Receivables, net                                       691,069          68,850
       Revenues earned in excess of billings and
          retainages                                         (499,861)       (420,537)
       Inventories                                            185,112         134,863
       Other current assets                                    76,830         (38,715)
    Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities              (418,610)       (151,121)
       Billings in excess of revenues earned                 (257,675)         30,691
       Billings for future services                          (544,579)       (140,002)
       Other long-term liabilities                           (105,243)       (104,489)
                                                           ----------      ----------
          Net Cash and equivalents provided by
            (used for) operating activities                    (7,965)         50,803
                                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in long-term receivables                 239,897         232,354
 Decrease (increase) in other assets                              829              --
 Investments in computer software                            (226,509)       (202,233)
 Net additions to property and equipment                     (245,052)       (259,408)
                                                           ----------      ----------
          Net cash and equivalents used for investing
            activities                                       (230,835)       (229,287)
                                                           ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance (repurchase) of common stock                       (190,137)          9,161
 Purchase of common stock for ESOP                             50,000              --
 Borrowings (repayments) under line of credit                 157,000         (85,000)
                                                           ----------      ----------
          Net cash and equivalents provided by
            (used for) financing activities                    16,863         (75,839)
                                                           ----------      ----------

CASH AND EQUIVALENTS:
 Increase (decrease)                                         (221,937)       (254,323)
 Balance at beginning of period                               457,691         352,074
                                                           ----------      ----------
 Balance at end of period                                  $  235,754      $   97,751
                                                           ==========      ==========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

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

 In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
 (a) the financial position of the Registrant as of October 31, 1997, and April 30, 1997, (b) the results of its operations for the six months ended October 31, 1997 and 1996 and (c) cash flows for the six months ended October 31, 1997 and 1996.

(2) FEDERAL INCOME TAXES

 During 1997 and 1996, the Company recorded valuation allowances totaling $912,000 against certain of its future tax benefits, including its tax loss carryforward due to the uncertainty of their ultimate realization. In addition, as of April 30, 1997, the Company had tax net operating loss carryforwards available of approximately $995,000. As a result, the Company has not recorded a provision for federal income taxes for the three or the six months ended October 31, 1997, because a portion of these loss carryforwards will be utilized. These net operating loss carryforwards are available to offset future taxable income generated through the year 2011.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $5,917,284 for the three months ended October 31, 1997, have increased by 4% in comparison to the $5,691,262 of net revenues that were reported for the three months ended October 31, 1996. Net revenues of $11,881,269 for the six months ended October 31, 1997, are 8% higher than the $10,968,511 of net revenues that were reported for the six months ended October 31, 1996. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies and various related services such as mass real estate appraisal, software support, training, hardware maintenance and forms processing and printing.

The increase in net revenues primarily can be attributed to the cyclical nature of the Company's appraisal business. Recent contracts have increased the Company's backlog for appraisal services to over $12,000,000, which is approximately $1 million lower than the backlog was at the end of the last quarter. Revenues from hardware, software and related services have remained relatively flat and the Company currently expects such revenues to remain so until additional progress is made with respect to the Company's efforts focused on enhancing, reengineering, and deploying new software products such as property tax, appraisal, financial and MIRRS.

Cost of revenues for the three months ended October 31, 1997, increased 14% to $4,029,377 in comparison to the $3,524,097 that was reported for the three months ended October 31, 1996. Cost of revenues also increased by 17% from $6,705,876 for the six months ended October 31, 1996, to $7,851,927 for the six months ended October 31, 1997. These increases are due to the increases in net revenues noted above. In addition, margins have decreased from approximately 39% to 34% because a higher percentage of the Company's revenues are from appraisal services which typically generate a lower margin than software sales and services. The Company is also experiencing increased costs due to annual salary adjustments and other costs associated with attracting and retaining good employees. Finally, the six month results include a reclassification of approximately $200,000 from first quarter selling, general and administrative expenses to cost of revenues.

Selling, general and administrative expenses have decreased by 19% to $1,813,905 for the three months ended October 31, 1997, compared to $2,227,559 for the three months ended October 31, 1996. Selling, general and administrative expenses have decreased 12% from $4,407,819 for the six months ended October 31, 1996, as compared to $3,898,865, for the six months ended October 31, 1997. These decreases are primarily the result of cost containment efforts.

As a result of the factors noted above, the Company reported operating income of $74,002 for the three months and $130,477 for the six months ended October 31, 1997. This is a substantial improvement over the operating losses of $60,394 for the three months and $145,184 for the six months ended October 31, 1996. In addition, interest expense, which is included in other expense, has decreased from $162,245 for the six months ended October 31, 1996 to $86,866 for the six months ended October 31, 1997, because the Company has reduced its average outstanding indebtedness by approximately $1,000,000.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions. However, as described in Note 2, the Company has not recorded a provision for federal income taxes for the three and six month periods ended October 31, 1997, because a portion of its net operating loss carryforwards available have been utilized to offset such provision.

As a result of the factors noted above, the Company reported net income of $48,288 or $.02 per share for the three months and $68,879 or $.02 per share for the six months ended October 31, 1997, as compared to net losses of $126,942 or $.04 per share for the three months and $276,243 or $.10 per share for the six months ended October 31, 1996. Weighted average shares outstanding has decreased from 2,864,700 to 2,829,848 primarily because the Company repurchased 95,200 shares of its common stock during June, July and August of the current fiscal year, offset by issuances of about 30,000 shares through employee stock plans.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of $2,120,637 at October 31, 1997, has increased 35% compared to the April 30, 1997, amount of $1,574,860. These working capital levels reflect current ratios of 1.29 and 1.19, respectively. The increase in working capital primarily is due to a reduction in current liabilities as a result of payments made or services performed during the first half of the current fiscal year.

Shareholders' equity at October 31, 1997, decreased by $33,777 to $4,791,890 from the balance reported at April 30, 1997, primarily because the Company repurchased 95,200 shares of its common stock for $201,028. This amount was offset by $68,879 of net income, $37,481 of deferred compensation expense and $60,891 of purchases by employee stock plans for the six month period. Book value per share increased slightly to $1.71 as of October 31, 1997, from $1.68 at April 30, 1997.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were $245,052 for the six months ended October 31, 1997, are slightly lower than the prior year amount of $259,408. The increase in capital expenditures primarily is due to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Net capital expenditures for future periods are not currently anticipated to be significantly different from those incurred in the current period.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months. As of October 31, 1997, the Company owed $1,092,000 on its $5,000,000 revolving credit agreement and $275,000 on its ESOP loan. It currently is anticipated that the revolving line of credit, together with existing cash balances and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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


PART II. - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of Manatron, Inc. was held on October 9, 1997. The purpose of the meeting was to elect directors and transact any other business that properly came before the meeting.

     The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

                                             VOTES CAST
                                                       AUTHORITY
ELECTED DIRECTORS                          FOR      WITHHELD/AGAINST
-----------------                          ---      ----------------
Richard J. Holloman                     1,934,592        14,179
Douglas A. Peat                         1,931,071        17,700
Melvin J. Trumble                       1,933,793        14,978

     The following persons continue to serve as directors: Gene Bledsoe, Allen F. Peat, Randall L. Peat, Jane M. Rix, Paul R. Sylvester, Harry C. Vorys and Stephen C. Waterbury.

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

          4.4  First Amendment to Revolving Credit Agreement.
               Previously filed an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1996, and incorporated herein by reference.

          4.5  Second Amendment to Revolving Credit Agreement.
               Previously filed an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1996, and incorporated herein by reference.

          4.6 Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

          27   Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the three months ended October 31, 1997.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 15, 1997             By /S/ PAUL R. SYLVESTER
                                        Paul R. Sylvester
                                        President, Chief Executive Officer
                                           and Chief Financial Officer
                                           (Principal Executive, Financial
                                           and Accounting Officer)

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

            4.4 First Amendment to Revolving Credit Agreement. Previously filed an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1996, and incorporated herein by reference.

            4.5 Second Amendment to Revolving Credit Agreement. Previously filed an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1996, and incorporated herein by reference.

            4.6 Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

           27       Financial Data Schedule.