Form 10-Q
period 1998-01-31
MANATRON INC
filed 1998-03-17
CIK 798736

===========================================================================
---------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

---------------------------------------------------------------------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarter Ended             Commission File Number
                JANUARY 31, 1998                       0-15264


                              MANATRON, INC.
          (Exact Name of Registrant as Specified in Its Charter)


                    MICHIGAN                         38-1983228
         (State or Other Jurisdiction of          (I.R.S. Employer
         Incorporation or Organization)         Identification No.)


              2970 SOUTH 9TH STREET
               KALAMAZOO, MICHIGAN                      49009
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

          The number of shares outstanding of registrant's common stock, no par value, at March 16, 1998, was 2,813,329 shares.

===========================================================================
---------------------------------------------------------------------------

PART I. - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                      MANATRON, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                            JANUARY 31,         APRIL 30,
                                                               1998               1997
                                                            -----------        -----------
                         ASSETS
CURRENT ASSETS:
 Cash and equivalents                                       $   116,227        $   457,691
 Receivables, net                                             6,698,999          5,918,358
 Revenues earned in excess of billings and
   retainages on long-term contracts                          3,021,393          2,772,705
 Inventories                                                     65,750            275,142
 Other current assets                                           522,062            650,431
                                                            -----------        -----------

       Total current assets                                  10,424,431         10,074,327
                                                            -----------        -----------

NET PROPERTY AND EQUIPMENT                                    1,241,901          1,463,577
                                                            -----------        -----------

OTHER ASSETS:
 Long-term receivables, less current portion                    306,663            638,024
 Officers' receivable                                           344,933            354,013
 Computer software development costs, net                     1,063,802          1,021,664
 Goodwill, net                                                  946,541          1,085,165
 Other, net                                                     119,830            217,498
                                                            -----------        -----------

       Total other assets                                     2,781,769          3,316,364
                                                            -----------        -----------

                                                            $14,448,101        $14,854,268
                                                            ===========        ===========








   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                          $   100,000        $   100,000
 Accounts payable                                               840,519          1,181,660
 Billings in excess of revenues earned on
   long-term contracts                                        1,791,332          1,749,100
 Billings for future services                                 4,063,804          3,227,865
 Accrued liabilities                                          2,327,416          2,240,842
                                                            -----------        -----------

       Total current liabilities                              9,123,071          8,499,467
                                                            -----------        -----------

DEFERRED INCOME TAXES                                            43,000             43,000
                                                            -----------        -----------

LONG-TERM DEBT                                                  150,000          1,110,000
                                                            -----------        -----------

OTHER LONG-TERM LIABILITIES                                     212,234            376,134
                                                            -----------        -----------

SHAREHOLDERS' EQUITY:
 Common stock                                                 5,250,736          5,418,203
 Retained earnings (deficit)                                     25,935           (149,974)
 Deferred compensation                                         (106,875)          (117,562)
 Unearned ESOP shares                                          (250,000)          (325,000)
                                                            -----------        -----------

       Total shareholders' equity                             4,919,796          4,825,667
                                                            -----------        -----------

                                                            $14,448,101        $14,854,268
                                                            ===========        ===========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     JANUARY 31,                          JANUARY 31,
                                            ----------------------------         -----------------------------
                                               1998              1997               1998               1997
                                            ----------        ----------         ----------         ----------
NET REVENUES                                $6,263,200        $5,498,981        $18,144,469        $16,467,492

COST OF REVENUES                             3,826,832         3,349,968         11,376,066         10,055,844
                                            ----------        ----------         ----------         ----------

        Gross profit                         2,436,368         2,149,013          6,768,403          6,411,648

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                     2,298,107         2,174,158          6,499,665          6,581,977
                                            ----------        ----------         ----------         ----------

        Income (loss) from
          operations                           138,261           (25,145)           268,738           (170,329)

OTHER EXPENSE, net                             (31,231)          (71,170)           (92,829)          (202,229)
                                            ----------        ----------         ----------         ----------

        Income (loss) before
          provision for federal
          income taxes                         107,030           (96,315)           175,909           (372,558)

PROVISION FOR FEDERAL
 INCOME TAXES (Note 2)                              --                --                 --                 --
                                            ----------        ----------         ----------         ----------

NET INCOME (LOSS)                           $  107,030        $  (96,315)       $   175,909        $  (372,558)
                                            ==========        ==========         ==========         ==========

INCOME (LOSS) PER SHARE                     $      .04        $     (.03)       $       .06        $      (.13)
                                            ==========        ==========         ==========         ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                 2,859,138         2,869,218          2,823,399          2,866,206
                                            ==========        ==========         ==========         ==========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                         NINE MONTHS ENDED
                                                                            JANUARY 31,
                                                                   ----------------------------
                                                                      1998              1997
                                                                   ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                                                 $  175,909        $ (372,558)
 Adjustments to reconcile net income (loss) to net cash
    and equivalents provided by operating
    activities:
     Depreciation and amortization                                  1,178,793         1,384,840
     Deferred compensation expense                                     52,650            49,079
     Decrease (increase) in assets:
       Receivables, net                                              (780,641)         (381,705)
       Revenues earned in excess of billings and
          retainages                                                 (248,688)         (272,984)
       Inventories                                                    209,392           230,930
       Other current assets                                           128,369           (45,307)
    Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                      (254,567)         (288,653)
       Billings in excess of revenues earned                           42,232             4,541
       Billings for future services                                   835,939           528,926
       Other long-term liabilities                                   (163,900)         (157,039)
                                                                   ----------        ----------

         Net Cash and equivalents provided by
            operating activities                                    1,175,488           680,070
                                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in long-term receivables                                    340,441           474,756
 Decrease in other assets                                               3,411                --
 Investments in computer software development                        (425,523)         (341,348)
 Net additions to property and equipment                             (340,851)         (354,516)
                                                                   ----------        ----------

         Net cash and equivalents used for investing
            activities                                               (422,522)         (221,108)
                                                                   ----------        ----------





CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock                                          (201,028)               --
 Purchases of common stock by stock plans                              66,598            13,363
 Repayments of long-term debt                                        (960,000)         (685,000)
                                                                   ----------        ----------

         Net cash and equivalents used
            for financing activities                               (1,094,430)         (671,637)
                                                                   ----------        ----------

CASH AND EQUIVALENTS:
 Decrease                                                            (341,464)         (212,675)
 Balance at beginning of period                                       457,691           352,074
                                                                   ----------        ----------

 Balance at end of period                                          $  116,227        $  139,399
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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of January 31, 1998, and April 30, 1997, (b) the results of its operations for the nine months ended January 31, 1998 and 1997 and (c) cash flows for the nine months ended January 31, 1998 and 1997.

(2)  FEDERAL INCOME TAXES

     During 1997 and 1996, the Company recorded valuation allowances totaling $912,000 and $834,000, respectively, against certain of its future tax benefits, including its tax loss carryforward due to the uncertainty of their ultimate realization. In addition, as of April 30, 1997, the Company had tax net operating loss carryforwards available of approxi-mately $995,000. As a result, the Company has not recorded a provision for federal income taxes for the three or the nine months ended January 31, 1998, because a portion of these loss carryforwards will be utilized to offset it. These net operating loss carryforwards are available to offset future taxable income generated through the year 2011.

(3)  EARNINGS PER SHARE

     In the quarter ended January 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Accordingly, all prior period "earnings per share" amounts included in this report have been restated to conform to this standard.

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Dilutive potential common shares include all shares which may become contractually issuable. For the Company, dilutive potential common shares primarily are comprised of shares issuable under employee stock plans.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $6,263,200 for the three months ended January 31, 1998, have increased by 14% in comparison to the $5,498,981 of net revenues that were reported for the three months ended January 31, 1997. Net revenues of $18,144,469 for the nine months ended January 31, 1998, are 10% higher than the $16,467,492 of net revenues that were reported for the nine months ended January 31, 1997. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies and various related services such as mass real estate appraisal, software support, training, hardware maintenance and forms processing and printing.

The increase in net revenues primarily can be attributed to the cyclical nature of the Company's appraisal business. During the nine months ended January 31, 1998, the Company has signed over $11 million in appraisal contracts compared to approximately $5 million that had been signed during the same period last year. In addition, the Company's backlog for appraisal services is still approximately $12 million which was the amount reported at October 31, 1997. Revenues from hardware, software and related services have remained relatively flat and the Company currently expects such revenues to remain so until additional progress is made with respect to the Company's efforts focused on enhancing, reengineering and deploying new software products such as property tax, appraisal, financial and MIRRS.

Cost of revenues for the three months ended January 31, 1998, increased 14% to $3,826,832 in comparison to the $3,349,968 that was reported for the three months ended January 31, 1997. Cost of revenues also increased by 13% from $10,055,844 for the nine months ended January 31, 1997, to $11,376,066 for the nine months ended January 31, 1998. These increases primarily are due to the increases in net revenues noted above, as gross margins have only decreased by approximately 2% to 37% for the nine months ended. Margins have decreased because a higher percentage of the Company's revenues are from appraisal services which typically generate a lower margin than software sales and services. The Company also is experiencing increased costs due to annual salary adjustments and other costs associated with attracting and retaining quality employees.

Selling, general and administrative expenses have increased by 6% to $2,298,107 for the three months ended January 31, 1998, compared to $2,174,158 for the three months ended January 31, 1997. Selling, general and administrative expenses have decreased 1% from $6,581,977 for the nine months ended January 31, 1997, as compared to $6,499,665, for the nine months ended January 31, 1998. These changes are primarily the result of annual salary adjustments and a reclassification of second quarter selling, general and administrative expenses to cost of revenues.

As a result of the factors noted above, the Company reported operating income of $138,261 for the three months and $268,738 for the nine months ended January 31, 1998. This is a significant improvement over the operating losses of $25,145 for the three months and $170,329 for the nine months ended January 31, 1997. In addition, interest expense, which is included in other expense, has decreased from $251,502 for the nine months ended January 31, 1997 to $126,868 for the nine months ended January 31, 1998, because the Company has reduced its average outstanding indebtedness by over $1,000,000.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions. However, as described in Note 2, the Company has not recorded a provision for federal income taxes for the three and nine month periods ended January 31, 1998, because a portion of its net operating loss carryforwards available have been utilized to offset such provision.

As a result of the factors noted above, the Company reported net income of $107,030 or $.04 per share for the three months and $175,909 or $.06 per share for the nine months ended January 31, 1998, as compared to net losses of $96,315 or $.03 per share for the three months and $372,558 or $.13 per share for the nine months ended January 31, 1997. Weighted average shares outstanding has decreased from 2,866,206 to 2,823,426 primarily because the Company repurchased 95,200 shares of its common stock during June, July and August of the current fiscal year, offset by issuances of about 34,000 shares through employee stock plans.

YEAR 2000

The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers and communication systems, in the form of software failure, errors or miscalculations. By nature, the software development industry is highly dependent upon computer systems because of a date dependency for many of its applications.

The Company has been developing and implementing plans to prepare itself and its customers for the year 2000 for the past few years. This plan began with the performance of an inventory of software applications, communications with third-party vendors and suppliers and communications with customers. The Company's plan regularly is updated and monitored by technical personnel and regularly is reviewed by management of the Company. As of March 16, 1998, is estimated that this plan is over 50% complete.

The Company will continue to assess the impact of, and work on, the Year 2000 issue throughout 1998. The Company's goal is to perform tests of its systems and applications during 1998 and 1999 and to have all targeted systems and applications compliant with the century change by June 1999, which would allow the Company to have time to validate and test its systems.

The costs to implement the Year 2000 changes primarily will consist of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial conditions, results of operations or liquidity. Although not material, the costs to address the Year 2000 issue have had a negative effect on the Company's earnings and the future costs associated with the Year 2000 issue are expected to have a similar effect.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 compliant, and the ability to locate and correct all relevant computer codes and similar uncertainties.


FINANCIAL CONDITION AND LIQUIDITY

Working capital of $1,301,360 at January 31, 1998, has decreased 17% compared to the April 30, 1997, amount of $1,574,860. These working capital levels reflect current ratios of 1.14 and 1.19, respectively. The decrease in working capital primarily is due to the reduction of long-term debt during the current fiscal year.

Shareholders' equity at January 31, 1998, increased by $94,129 to $4,919,796 from the balance reported at April 30, 1997, primarily because of the $175,909 of net income, $52,650 of deferred compensation expense and $66,598 of purchases by employee stock plans during the nine month period ended January 31, 1998. This amount was offset by the Company's repurchase of 95,200 shares of its common stock for $201,028. Book value per share increased slightly to $1.75 as of January 31, 1998, from $1.68 at April 30, 1997.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were $340,851 for the nine months ended January 31, 1998, are slightly lower than the prior year amount of $354,516. The increase in capital expenditures primarily is due to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Net capital expenditures for future periods are not currently anticipated to be significantly different from those incurred in the current period.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months. As of January 31, 1998, the Company did not have any outstanding loans under its $5,000,000 revolving credit agreement and owed $250,000 on its ESOP loan. It currently is anticipated that the revolving line of credit, together with existing cash balances and cash generated from future operations, will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   JANUARY 31,                        JANUARY 31,
                                           ----------------------------       ----------------------------
                                              1998              1997             1998              1997
                                           ----------        ----------       ----------        ----------
NUMERATORS:
Net Income                                  $  107,030       $  (96,315)      $  175,109       $ (372,558)
                                            ==========       ==========       ==========       ==========

DENOMINATORS:

Denominator for basic
earnings per share, average
outstanding common shares                    2,810,588        2,869,218        2,823,426        2,866,206

Potential dilutive shares resulting             48,550               --           59,973               --
                                            ----------       ----------       ----------       ----------

Denominator for diluted
  earnings per share                        $2,859,138       $2,869,218       $2,883,399       $2,866,206
                                            ==========       ==========       ==========       ==========

EARNINGS PER SHARE
BASIC                                               04             (.03)             .06             (.13)
DILUTED                                             04             (.03)             .06             (.13)

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

          27     Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the three months ended January 31, 1998.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 17, 1998              By /S/ PAUL R. SYLVESTER
                                      Paul R. Sylvester
                                      President, Chief Executive Officer
                                        and Chief Financial Officer
                                        (Principal Executive, Financial
                                        and Accounting Officer)

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