Form 10-K
period 1998-04-30
MANATRON INC
filed 1998-07-29
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended April 30, 1998

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
    (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
     Incorporation or Organization)

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

                      Yes __X__             No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant based on the last sale price on July 24, 1998, was approximately $5.7 million.

As of July 24, 1998, 2,858,083 shares of the Registrant's Common
Stock, no par value, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's annual shareholders' meeting to be held October 8, 1998, are incorporated by reference into Part III of this report.
===========================================================================

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

     In 1990, Manatron acquired PC-based tax and vehicle registration software developed for use in Georgia from Charter Micro Applications, Inc., of Savannah, Georgia. Enhanced versions of this software still are being used by a number of customers in Georgia. In March of 1992, Manatron acquired by merger all of the outstanding stock of Specialized Data Systems, Inc. ("SDS"), a then 10-year old computer software company located in Greenville, North Carolina. SDS had installed its PC-based software (primarily fund accounting, payroll, property tax billing, and utility billing) in approximately 300 cities and 50 counties in the Southeastern United States. Today, the Company still is serving 330 customers with enhanced versions of SDS software and with software products that Manatron and Sabre Systems and Service ("Sabre") have developed.

     In July of 1993, Manatron acquired all of the outstanding stock of ATEK Information Services, Inc. ("ATEK"), a then 25-year old computer software company located in Canton, Ohio and Indianapolis, Indiana. Like Manatron, ATEK served local governments with a similar suite of products and services; however, ATEK's software primarily operated on Digital Equipment Corporation ("DEC") VAX or Alpha computers. ATEK, which had been Manatron's largest competitor in Indiana and Ohio prior to its acquisition, installed software in approximately 50 counties in Indiana and 20 counties in Ohio to perform various functions such as financial accounting, property tax billing, child support accounting, and court accounting. Today, 78 out of 92 counties in Indiana and 70 out of 88 counties in Ohio are utilizing enhanced versions of ATEK software in addition to the software products that Manatron and Sabre have developed.

     In December of 1993, Manatron acquired substantially all of the assets of City Computer Solutions, Inc. ("CCS"), a small computer software company located in Birmingham, Alabama. CCS had marketed its software and services to 81 cities and counties in Alabama and other surrounding Southern states. CCS's software primarily operated on BTOS and UNIX based computers. Because of continued financial losses in this territory, Manatron sold CCS back to its original owner in January of 1998. As a result of a dealer agreement executed in connection with this sale, CCS' customers are still potential upgrade targets for new Manatron products and services.

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

     In November of 1994, Manatron acquired substantially all of the assets of the Ohio-based Real Estate Services Division from Moore Business Forms, Inc., known as Sabre, which had been another major competitor of the Company. At that time, Sabre was the second largest provider of mass appraisal services to local governments in the country with a strong presence in Indiana and Ohio, one of Manatron's major market areas. In addition to Indiana and Ohio, Sabre also has had a presence in Connecticut, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island, and more recently, South Carolina and Virginia. In addition, Sabre has developed property tax and appraisal software which it markets along with property mapping services, hardware, and support services. Sabre's software primarily functions on DEC VAX or Alpha hardware, although recent developmental efforts have been focused on providing appraisal systems which function in a client server environment.

     In February of 1995, Manatron acquired substantially all of the assets of MSL Business Computers, Inc. of Harrisburg, Illinois ("MSL"), a small software company with approximately 10 county installations. MSL's software, which primarily consisted of fund accounting, payroll, taxes, and appraisal, operated on International Business Machine Corporation ("IBM") System 36 and AS/400 computers. In addition to expanding the Company's presence in Southern Illinois, this acquisition provided Manatron with three additional employees and the opportunity to sell Manatron and Sabre software to this new base of customers.

     As a result of all of these acquisitions, the Company has been focusing its efforts on upgrading its large customer base and consolidating the common software products into a single "Open Window" series of products that utilize emerging client/server standards, including Microsoft Windows, relational databases, component based standards such as Microsoft DCOM and that fully embrace the Internet. Currently, the Company serves over 1,686 customers in 29 states with concentration in the Midwest, Northeastern, and Southeastern regions of the United States.

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

     Many of the software packages described above can be used in conjunction with software enhancement options, such as the use of a laser pen to decipher bar coding for efficient storage and retrieval of information. In addition, laser printing and CD-Rom storage services are provided by the Company and through alliances with other companies.

     Laser printing and CD-Rom services reduce the amount of paper needed to store documents and, accordingly, save storage space. Laser printing produces copies that look like originals because data is printed electronically from magnetic computer tape onto paper which results in improved print quality, and offers the option of multiple fonts and graphics. Through the use of laser printing and CD-Rom storage, Manatron's customers are able to keep historical data in a user's department, which permits retrieval and printing, often within seconds of command.

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

     In April of 1998, the Company received a contract to reappraise every property in Allegheny County (Pittsburgh), Pennsylvania over the next two and a half years. The contract was valued at approximately $24 million, making it the largest ever for the Company and one of the largest for the assessment services industry. Under the terms of the agreement, the Company's appraisal division (Sabre) will locate and appraise approximately 600,000 parcels of residential, agricultural, commercial, industrial, and exempt properties and install its CAMA system to maintain and access the information. The Company will also assist in supporting these new appraised values to the public through a hearing process.

     The Company also provides services for governments at its Illinois, Michigan, and Ohio facilities, such as the creation of digital maps, and preparation and/or printing of property tax bills.

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

CUSTOMER BASE

     The Company's customers are primarily city, township, and county governments. The Company's sales are highly dependent on city, township, and county governments' demand for its products and services. Although the Company does not believe that the loss of any single customer, other than the April 1998 contract with Allegheny County (Pittsburgh), Pennsylvania, would have a materially adverse effect on the Company, a material decline in the Company's sales to various governments could have such an effect.

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

RESEARCH AND DEVELOPMENT

     Manatron's success depends on its ability to respond quickly to changing technology, market demands, and the needs of its customers. Manatron emphasizes research and development and commits significant resources to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to computer software development costs. Systems programming and support expenses were approximately $3.3 million, $2.6 million, and $2.0 million for the fiscal years ended April 30, 1998, 1997, and 1996, respectively. Certain of these expenses are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" as described in the Notes to Consolidated Financial Statements contained in this Form 10-K.

     During fiscal 1998, the Company continued to focus on the development of its Open Window[REGISTERED] series financial and payroll product. The Company shipped the second major release of this product during fiscal 1998.
Version 2 contains significant functionality enhancements, new modules, and numerous technical improvements including a robust end-user reporting environment. These products run on the latest 32-bit MicroSoft Windows operating systems and support the Company's effort to replace its many legacy financial products with a state of the art, client/server suite to meet the market demand and improve efficiency. The products contain additional features gleaned from the Company's substantial customer base, existing products, and other financial packages and represent a significant improvement for the Company's customers. More importantly, as these products are introduced to its customers, the Company will strive to reduce some of the redundancies which currently occur because its support staff has often been supporting multiple financial and payroll systems previously developed and sold by the different companies the Company has acquired.

     During fiscal 1998, the Company continued a major retooling effort for its product development. MiRiAD, the Company's product development methodology, represents a shift to component-based development based upon industry standards such as Microsoft Distributed Component Object Model (DCOM). This new methodology is expected to reduce software development costs and support costs while resulting in "best-in-class" products. The Company completed development of its first product, Visual Tax[REGISTERED] for Illinois Mobile Homes, using this new methodology. In addition, significant progress was made on the Company's new, MVP (Manatron Visual Property) Tax product. Initially, this product is targeted for customers in Indiana and Ohio. Subsequent releases are expected to focus on additional states. The component-based architecture will allow the Company's customers to integrate its products with other tools such as word processors, spreadsheets, and GIS (mapping) applications specifically due to the Company's adherence to industry standards.

     In fiscal 1998, the Company released its first "Connect Series," Internet-based products. MVP-Connect is a completely web-centric public inquiry product for the Company's property tax and appraisal software customers. The first customer went live on the Internet during the third quarter experiencing over 1,000 distinct users per day during the initial weeks. This product continues to generate tremendous excitement both as an Internet site and as an Intranet site for customers who want a web-based public inquiry product but are not ready to support Internet users. The Company also emphasized development of its SMDA 2000 appraisal software during fiscal 1998, particularly with respect to making the product functional in new market territories and to support the Allegheny county and Hamilton County contracts. Also, the Company invested significantly in its MIRRS product supporting a commitment to providing the industry's best recording and indexing product and to support marketing efforts in new territories.

     During fiscal 1999, the Company will continue its focus on building industry-leading products based on component-based technology. Specifically, the Company expects to release MIRRS 3, a significantly enhanced version of its recording and indexing software. MIRRS 3 will contain substantial functional improvements, functionality for new territories such as North Carolina, and significant architectural improvements expected to pay dividends over the coming years. MIRRS[REGISTERED] 3 also will introduce the Company's second major Internet-based product, MIRRS[REGISTERED]-Connect. The Company expects to release version 2 of its MVP-Connect Internet product which will add GIS (mapping) and other functionality to the product. The Company will continue the development of MVP Tax for Indiana and Ohio and will begin the migration of SMDA 2000 into a component-based product. These efforts ultimately will form a completely integrated property management system, MVP, comprised of property tax, appraisal, recording/indexing, and other modules. Finally, the Company expects to complete the year 2000 coding for its legacy products in fiscal 1999. This process has been underway for much of the past 18 months and has seen substantial progress.

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

BACKLOG

     At April 30, 1998, the Company's backlog of orders for hardware, software, and services (including mass real estate appraisal) was approximately $39 million, compared with approximately $15.5 million at April 30, 1997. This increase was due primarily to the award of the Allegheny County Revaluation contract previously noted. Backlog can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns. Accordingly, a comparison of backlog from quarter to quarter is not necessarily instructive and may not be indicative of eventual actual shipments.

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

EMPLOYEES

     As of July 1, 1998, the Company had 307 full-time employees, 120 duration employees, 32 temporary, and seven part-time employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees.

     The majority of the Company's employees are not represented by a labor union. There are, however, approximately 60 employees working on the Allegheny County project who are represented by the Service Employers International Union, AFL-CIO. No work stoppages have been experienced and management presently considers its relations with employees to be positive.

     An approximate breakdown of the Company's employees is as follows:

                    Executive                       4%
                    Administrative                  9%
                    Development                    11%
                    Sale and Marketing              5%
                    Service and Support            26%
                    Appraisal                      45%
                                                  ----
                           Total                  100%
                                                  ====

ITEM 2.   PROPERTIES.

     The principal executive and administration offices are located in a building owned by Manatron in Kalamazoo, Michigan, which consists of approximately 12,300 square feet. The Company also rents office and/or warehouse space in Georgia, Illinois, Indiana, Michigan, Missouri,
New York, North Carolina, Ohio, Pennsylvania, Rhode Island, and South Carolina. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 1998, amounted to approximately $714,000.

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

     Daniel P. Muthard (age 49) joined the Company in 1994 when the Company acquired Sabre. Mr. Muthard was Vice President of the Company's appraisal operations until June of 1998, at which time he was named President of the Appraisal Division following the death of Melvin J. Trumble, the Company's previous leader of the Appraisal Division.

     James W. Sanderbeck (age 48) joined the Company in 1993 when the Company acquired ATEK. Mr. Sanderbeck was President of ATEK before its acquisition by the Company and from 1993 to 1996, Mr. Sanderbeck was involved in sales management. In April of 1996, Mr. Sanderbeck was named Chief Operating Officer of the Company and is primarily responsible for overseeing the national sales and delivery of services to the Company's customers through its regional offices.

     Early L. Stephens (age 35) joined the Company in 1986 and worked as a programmer/analyst. From 1988 until July 1997, Mr. Stephens was Project Manager-Management Information Systems at Western Michigan University and was responsible for the implementation of client server applications in LAN environments. In June 1996, Mr. Stephens returned to the Company and was named Chief Technology Officer and is responsible for software product development, establishment of technology standards for the Company's products and services, and development of strategic plans.

     Larry L. Terhune (age 42) joined the Company in 1992 and held the position of Vice President-Software Development from 1993 until May 1997. From 1995 until May 1997, Mr. Terhune was the Southeastern Regional Vice President of the Company. Mr. Terhune currently holds the position of Vice President-Marketing and Product Research and is primarily responsible for marketing and setting the direction and determining the features and functionality of the Company's new products. Before 1992, Mr. Terhune was employed by Unisys as a software and systems manager.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS.

     Manatron's Common Stock is traded over-the-counter and is regularly quoted on The Nasdaq SmallCap Market under the symbol "MANA."

     The following table shows the range of high and low sales price quotations reported by The Nasdaq Stock Market for the years ended April 30, 1998 and 1997:

                                            1998                           1997
                                            ----                           ----
            QUARTER                  LOW            HIGH            LOW            HIGH
            -------                  ---            ----            ---            ----
        May - July                 $  1 1/2        $ 2 1/4        $ 1 1/4        $  2 1/4
        August - October            1 13/16          2 1/8            7/8           2 3/8
        November - January            1 1/2         2 1/16          1 3/8           2 1/8
        February - April             1 7/16          7 1/2          1 1/2         2 13/16

     The Company historically has not paid cash dividends. The Company has, however, paid 5% stock dividends in 1992, 1993 and 1994. The Company currently does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but instead intends to retain earnings, if any, for the operation and expansion of the Company's business.

     As of July 1, 1998, the Company's Common Stock was held by approximately 1,200 shareholders.


ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of the Company for the periods indicated and has been derived from and should be read in connection with the Company's Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The annual income statement and balance sheet data set forth below for the years 1994 through 1998 have been derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent auditors.

                                                        FIVE-YEAR OPERATING AND
                                                           FINANCIAL SUMMARY
                               ---------------------------------------------------------------------------
                                                         YEARS ENDED APRIL 30,
                                                         ---------------------
                                  1998            1997          1996<F1>          1995            1994
                               ---------------------------------------------------------------------------
Operating Results:

   Net revenues                $24,791,881     $22,016,988     $23,946,243     $24,768,515     $18,203,653
                               ===========     ===========     ===========     ===========     ===========

   Gross profit                  9,473,074       8,636,635       8,427,625       9,564,453       8,634,917
                               ===========     ===========     ===========     ===========     ===========

   Income (loss) from
      operations                   402,840        (160,000)     (2,870,606)      1,010,162         548,331
                               ===========     ===========     ===========     ===========     ===========

   Other income
      (expense), net               (89,069)       (246,659)       (368,808)       (245,755)         10,554
                               ===========     ===========     ===========     ===========     ===========

   Net income (loss)               313,771        (406,659)     (3,039,414)        437,407         334,175
                               ===========     ===========     ===========     ===========     ===========

   Basic earnings (loss) per
      share                            .11            (.14)          (1.03)            .15             .12
                               ===========     ===========     ===========     ===========     ===========

   Diluted earnings (loss)
      per share                        .11            (.14)          (1.03)            .15             .12
                               ===========     ===========     ===========     ===========     ===========










At Year-end:

   Cash and equivalents          1,613,669         457,691         352,074         437,327         164,445
                               ===========     ===========     ===========     ===========     ===========

   Total assets                 15,863,076      14,854,268      16,583,187      20,988,190      14,644,452
                               ===========     ===========     ===========     ===========     ===========

   Long-term debt                  125,000       1,110,000       3,500,000       4,784,000         130,000
                               ===========     ===========     ===========     ===========     ===========

   Book value per share<F2>    $      1.80     $      1.68     $      1.80     $      3.06     $      2.91
                               ===========     ===========     ===========     ===========     ===========

---------------------------

<F1>  The 1996 results include a one-time $1.6 million management restructuring charge, or $.54 per share, primarily related to the retirement of Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, as further discussed in the accompanying Notes to Consolidated Financial Statements.

<F2>  The 1994 per-share amount has been retroactively restated for the effect of the 5% stock dividend that was declared on September 16, 1994, for shareholders of record on October 14, 1994.

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

RESULTS OF OPERATIONS:  FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Net revenues of $6,647,412 for the three months ended April 30, 1998, have increased by 20% compared to the $5,549,496 of net revenues that were reported for the fourth quarter in the prior fiscal year. Annual net revenues of $24,791,881 for fiscal 1998 are 13% higher than the $22,016,988 of net revenues that were reported for the prior fiscal year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, and forms processing and printing.

     Service revenues have increased by 14% over the prior year primarily because of the new revaluation contracts that were signed with Allegheny County (Pittsburgh), Pennsylvania, and Hamilton County (Cincinnati), Ohio, during fiscal 1998. Both of these contracts which totaled approximately $30 million will require a substantial amount of effort during fiscal 1999 and 2000. As a result, the Company's backlog for appraisal services at April 30, 1998 is more than twice the amount it was at April 30, 1997.

     Revenues from hardware, software and supply sales have increased by 7% over the prior year primarily because of additional software license fees from new and legacy products. Hardware sales have decreased because of increased competition and reduced prices industry wide. While software license fees have increased, the Company expects its revenues in this area to be relatively flat until it has made further efforts toward the development, reengineering and deployment of the new property tax, appraisal, financial, and MIRRS products.

     Cost of revenues for the three months ended April 30, 1998, increased 19% to $3,942,741 compared to $3,324,509 for the fourth period in the prior fiscal year. Annual cost of revenues increased by 14% from $13,380,353 in the prior fiscal year to $15,318,807 for the year ended April 30, 1998. These increases primarily are due to the improvement in net revenues noted above. The prior fiscal year gross margins were approximately 40% for the fourth quarter and 39% for the year while the current fiscal year margins were 41% and 38%, respectively. These margin fluctuations are due to changes in the mix of revenues.

     Selling, general, and administrative expenses have increased by 16% to $2,570,569 for the three months ended April 30, 1998, compared to $2,214,658 for the comparable period in the prior fiscal year. Annual selling, general, and administrative expenses have increased 3% from $8,796,635 in fiscal 1997 to $9,070,234 in fiscal 1998. These increases primarily are due to annual salary adjustments and additional software development staff.

     As a result of the factors noted above, the Company reported operating income of $134,102 for the three months ended and $402,840 for the year ended April 30, 1998. This reflects significant improvement over the comparable prior year operating income of $10,329 for the three months ended and an operating loss of $160,000 for the year ended April 30, 1997.

      Interest expense which is included in other expense, has decreased from $305,632 in fiscal 1997 to $140,794 in fiscal 1998 because the Company's average borrowings under its line of credit were approximately $2 million lower in fiscal 1998 than they were in fiscal 1997.

     The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and SDS. However, as described in the accompanying Notes to Consolidated Financial Statements, the Company has not recorded a provision for federal income taxes for the three months and the year ended April 30, 1998, because a portion of its net operating loss carryforwards available have been utilized to offset them.

     As a result of the factors noted above, the Company reported net income of $137,862 or $.05 per share for the three months ended and $313,771 or $.11 per share for the year ended April 30, 1998, versus net losses of $34,101 or $.01 per share and $406,659 or $.14 per share for the comparable periods in the prior fiscal year. Weighted average shares outstanding has decreased from 2,867,711 to 2,821,547 primarily because the Company repurchased 95,200 shares of its common stock in fiscal 1998 and purchases were made by employee stock plans throughout the year.

YEAR 2000

     The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, and communication systems, in the form of software failure, errors, or miscalculations. By nature, the software development industry is highly dependent upon computer systems because of a date dependency for many of its applications.

     The Company has been developing and implementing plans to prepare itself and its customers for the year 2000 for the past few years. This plan began with the performance of an inventory of its software applications, communications with third-party vendors and suppliers and communications with customers. The Company's plan is regularly updated and monitored by technical personnel and is reviewed by management of the Company on a periodic basis. As of July 1, 1998, it is estimated that this plan is over 65% complete.

     The Company will continue to assess the impact of, and work on, the Year 2000 issue throughout fiscal 1998. The Company's goal is to perform tests of its systems and applications during 1998 and 1999 and to have all targeted systems and applications compliant with the century change by June 1999, which would allow the Company to have time to address last minute issues.

     The costs to implement the Year 2000 changes primarily consist of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

     Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial conditions, results of operations, or liquidity. Although not material, the costs to address the Year 2000 issue have had, however, a negative effect on the Company's earnings and the future costs associated with the Year 2000 issue are expected to have a similar effect.

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

RESULTS OF OPERATIONS:  FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Net revenues of $5,549,496 for the three months ended April 30, 1997, decreased by 7% compared to the $5,993,872 of net revenues that were reported for the fourth quarter in fiscal 1996. Annual net revenues of $22,016,988 for fiscal 1997 were 8% lower than the $23,946,243 of net revenues that were reported for fiscal 1996. The components of revenue and the nature of the Company's business for these two years is similar to the previous description for fiscal 1998.

     The year-to-date decrease in revenues primarily was attributed to two factors: delays in the completion of the Company's new Windows-based appraisal, financial, and payroll products and the cyclical nature of the Company's market for appraisal services in Indiana and Ohio. The Company started to release its new appraisal, financial, and payroll software to a number of customers for their review and testing in fiscal 1997. In addition, the Company increased its backlog for appraisal services near the end of fiscal 1997 to approximately $12 million which provided for the revenue growth in fiscal 1998.

     Cost of revenues for the three months ended April 30, 1997, decreased 12% to $3,324,509 compared to $3,763,206 for the fourth period in fiscal 1996. Annual cost of revenues decreased by 14% from $15,518,618 in fiscal 1996 to $13,380,353 for the year ended April 30, 1997. These decreases primarily were due to the reduction in net revenues noted above and an improvement in the Company's gross profit margins which was attributed to a favorable change in the mix of revenues. Fiscal 1996 gross margins were approximately 37% for the fourth quarter and 35% for the year while the 1997 fiscal year margins improved to 40% and 39%, respectively. Sales of software generally yielded a much higher margin than sales of the Company's other products and services.

     Selling, general, and administrative expenses decreased by 5% to $2,214,658 for the three months ended April 30, 1997, compared to $2,333,502 for the comparable period in fiscal 1996. Annual selling, general, and administrative expenses decreased 9% from $9,700,227 in fiscal 1996 to $8,796,635 in fiscal 1997. This decrease primarily was due to the Company's efforts to reduce costs without effecting the level of customer service that the Company historically has provided.

     As a result of the factors noted above, the Company reported operating income of $10,329 for the three months ended and an operating loss of $160,000 for the year ended April 30, 1997. This was a substantial improvement over the comparable fiscal 1996 operating losses of $102,836 for the three months ended and $2,870,606 for the year ended April 30, 1996, even after the $1.6 million nonrecurring charge related to the retirement of Allen F. Peat, the Company's former Chairman, Chief Executive Officer, and
President, is excluded from the fiscal 1996 amount.

      Interest expense which is included in other expense, decreased from $429,116 in fiscal 1996 to $305,632 in fiscal 1997 because the Company reduced its average outstanding indebtedness by approximately $1.5 million.

     The Company's provision (credit) for federal income taxes generally fluctuates with the level of pretax income (loss). In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and SDS.
However, as described in the accompanying Notes to Consolidated Financial Statements, the Company established a valuation reserve of $912,000 against certain of its future tax benefits including its tax loss carryforward, due to the uncertainty of their ultimate realization. As a result, only $200,000 of tax credits were reflected in the accompanying Statements of Operations for the years ended April 30, 1997 and 1996.

     As a result of the factors noted above, the Company reported net losses of $34,101 or $.01 per share for the three months ended and $406,659 or $.14 per share for the year ended April 30, 1997, versus net losses of $186,321 or $.06 per share and $3,039,414 or $1.03 per share for the comparable periods in the prior fiscal year. Weighted average shares outstanding decreased from 2,961,139 to 2,867,711 primarily because the Company purchased approximately 150,000 shares of its common stock in March of 1996 from Allen F. Peat in connection with his retirement.

QUARTERLY RESULTS

     The following table sets forth selected unaudited quarterly financial data for the eight quarters ended April 30, 1998:

                                                                     QUARTER ENDED
                                            FISCAL 1998                                         FISCAL 1997
                          -----------------------------------------------------------------------------------------------------
                           JULY 31,    OCTOBER 31,  JANUARY 31,   APRIL 30,    JULY 31,    OCTOBER 31,  JANUARY 31,   APRIL 30,
                             1997         1997         1998         1998         1996         1996         1997         1997
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net revenues              $5,963,985   $5,917,284   $6,263,200   $6,647,412   $5,277,249   $5,691,262   $5,498,981   $5,549,496

Gross profit               2,141,435    2,190,600    2,436,368    2,704,671    2,095,470    2,167,165    2,149,013    2,224,987

Operating income (loss)       56,475       74,002      138,261      134,102      (84,790)     (60,394)     (25,145)      10,329

Other income
   (expense), net            (35,884)     (25,714)     (31,231)       3,760      (64,511)     (66,548)     (71,170)     (44,430)

Net income (loss)             20,591       48,288      107,030      137,862     (149,301)    (126,942)     (96,315)     (34,101)

Basic earnings (loss)
    per share                    .01          .02          .04          .05         (.05)        (.04)        (.03)        (.01)

Diluted earnings (loss)
    per share                    .01          .02          .04          .05         (.05)        (.04)        (.03)        (.01)

FINANCIAL CONDITION AND LIQUIDITY

     Working capital of $795,891 at April 30, 1998, has decreased compared to $1,574,860 at April 30, 1997. These levels reflect current ratios of
1.08 and 1.19, respectively. The decrease in working capital is due primarily to the use of cash for software development and the repayment of the Company's long-term debt.

     Shareholders' equity at April 30, 1998, increased by $284,948 to $5,110,615 from the balance reported at April 30, 1997, primarily because of the $313,771 of net income for the year. As a result, book value per share has increased to $1.80 as of April 30, 1998, from $1.68 at April 30, 1997.

     The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $542,000 for the year ended April 30, 1998, are 33% higher than the comparable prior fiscal year amount of $408,000. These expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. Capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

     Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months.
As of April 30, 1998, the Company did not have any outstanding loans due under its $5 million revolving credit agreement and only owed $225,000 on its ESOP loan. It is anticipated that the revolving credit agreement, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 8, 1998, is incorporated by reference. The information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of the Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

    The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee
Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 8, 1998, is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained under the caption "Voting Securities," "Ownership of Common Stock," and "Securities Ownership of Management" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 8, 1998, is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related
Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 8, 1998, is incorporated by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

ITEM 14(A)(1). LIST OF FINANCIAL STATEMENTS. The following report, Consolidated Financial Statements of the Company, and notes thereto are filed as a part of this report:

    - Report of Arthur Andersen LLP, Independent Public Accountants, dated July 24, 1998

    -    Consolidated Balance Sheets as of April 30, 1998 and April 30,
         1997

    - Consolidated Statements of Operations for the years ended April 30, 1998, 1997, and 1996

    - Consolidated Statements of Shareholders' Equity for the years ended April 30, 1998, 1997, and 1996

    - Consolidated Statements of Cash Flows for the years ended April 30, 1998, 1997, and 1996

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

     10.15 Employment Agreement with Douglas A. Peat dated October 10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

     10.16 Employment Agreement with Jane M. Rix dated October 10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

     10.17     Employment Agreement with James W. Sanderbeck dated October
               10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

     10.18     Employment Agreement with Paul R. Sylvester dated October
               10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

     10.19 Employment Agreement with Larry L. Terhune dated October 10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

     10.20     Manatron, Inc. Executive Incentive Plan for 1997.<F*>  This
               exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended
               April 30, 1997.

     10.21     Manatron, Inc. Executive Incentive Plan for 1998.<F*>
               This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended
               April 30, 1997.

     10.22     Form of Indemnity Agreement.<F*>

     10.23     Indemnity Agreement of Daniel P. Muthard.<F*>

     21 Subsidiaries of Registrant. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1996.

     23        Consent of Independent Public Accountants.

     24        Powers of Attorney.

     27        Financial Data Schedule.

----------------------------

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


                                   MANATRON, INC.


Dated: July 29, 1998               By /S/ PAUL R. SYLVESTER
                                      Paul R. Sylvester
                                      President, Chief Executive Officer
                                      and Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Paul R. Sylvester                       Date:  July 29, 1998
Paul R. Sylvester
President, Chief Executive Officer,
and Chief Financial Officer
(Principal executive, financial, and
 accounting officer)


*/s/Randall L. Peat                        Date:  July 29, 1998
Randall L. Peat, Vice President
  and Director


*/s/Richard J. Holloman                    Date:  July 29, 1998
Richard J. Holloman, Director


*/s/Douglas A. Peat                        Date:  July 29, 1998
Douglas A. Peat, Vice President -
  Marketing and Director

*/s/Jane M. Rix                            Date:  July 29, 1998
Jane M. Rix, Secretary and
  Director


*/s/Stephen C. Waterbury                   Date:  July 29, 1998
Stephen C. Waterbury, Director


*/s/Harry C. Vorys                         Date:  July 29, 1998
Harry C. Vorys, Director


*Gene Bledsoe                              Date:  July 29, 1998
Gene Bledsoe, Director


*/s/Allen F. Peat                          Date:  July 29, 1998
Allen F. Peat, Director


*By /s/Paul R. Sylvester                   Date:  July 29, 1998
    Paul R. Sylvester
    Attorney-in-Fact

                                APPENDIX A



                      MANATRON, INC. AND SUBSIDIARIES


                     CONSOLIDATED FINANCIAL STATEMENTS

                      TOGETHER WITH AUDITORS' REPORT

                            ARTHUR ANDERSEN LLP





                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Manatron, Inc.:

We have audited the accompanying consolidated balance sheets of MANATRON, INC. (a Michigan corporation) and Subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manatron, Inc. and Subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


Grand Rapids, Michigan
July 24, 1998

                              MANATRON, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                     AS OF APRIL 30,
                 ASSETS                                       1998                 1997
                 ------                                       ----                 ----
CURRENT ASSETS:
   Cash equivalents                                       $ 1,613,669          $   457,691
   Accounts receivable, less allowances of
      $720,000 in 1998 and $775,000 in 1997                 5,017,523            4,917,325
   Revenues earned in excess of billings and
      retainages on long-term contracts                     2,723,571            2,772,705
   Current portions of notes receivable:
      Installment notes receivable                            610,898              703,667
      Net investment in sales type leases                     281,202              297,366
   Inventories                                                296,420              275,142
   Deferred tax assets                                        414,000              330,000
   Other current assets                                       262,255              320,431
                                                          -----------          -----------

            Total current assets                           11,219,538           10,074,327
                                                          -----------          -----------


NET PROPERTY AND EQUIPMENT                                  1,310,096            1,463,577
                                                          -----------          -----------




OTHER ASSETS:
   Notes receivable, less current portions:
      Installment notes receivable                            424,222              515,024
      Net investment in sales type leases                     143,000              123,000
   Officers' receivable                                       343,724              354,013
   Computer software development costs
      net of accumulated amortization                       1,461,437            1,021,664
   Goodwill, net of accumulated amortization                  900,334            1,085,165
   Other, net                                                  60,725              217,498
                                                          -----------          -----------
                                                            3,333,442            3,316,364
                                                          -----------          -----------
            Total other assets                            $15,863,076          $14,854,268
                                                          ===========          ===========

                              MANATRON, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                     AS OF APRIL 30,
  LIABILITIES AND SHAREHOLDERS' EQUITY                        1998                 1997
  ------------------------------------                        ----                 ----
CURRENT LIABILITIES:
   Current portion of long-term debt                      $   100,000          $   100,000
   Accounts payable                                         1,099,365            1,181,660
   Billings in excess of revenues earned
      on long-term contracts                                1,343,490            1,749,100
   Billings for future services                             4,747,231            3,227,865
   Restructuring reserve                                      250,834              237,728
   Accrued liabilities:
      Payroll and employee benefits                         1,748,514            1,248,152
      Accrued commissions                                     438,484              208,517
      Other                                                   614,729              546,445
                                                          -----------          -----------

            Total current liabilities                      10,342,647            8,499,467
                                                          -----------          -----------

DEFERRED INCOME TAXES                                         124,000               43,000
                                                          -----------          -----------

LONG-TERM DEBT, less current portion                          125,000            1,110,000
                                                          -----------          -----------

OTHER LONG-TERM LIABILITIES                                   160,814              376,134
                                                          -----------          -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value,
      2,000,000 shares authorized, none
      issued                                                       --                   --
   Common stock, no par value 7,500,000
      shares authorized, 2,831,941 and
      2,874,327 shares issued and
      outstanding at April 30, 1998
      and 1997, respectively                                5,275,130            5,418,203
   Retained (deficit) earnings                                163,797             (149,974)
   Deferred compensation                                     (103,312)            (117,562)
   Unearned ESOP shares                                      (225,000)            (325,000)
                                                          -----------          -----------


            Total shareholders' equity                      5,110,615            4,825,667
                                                          -----------          -----------
                                                          $15,863,076          $14,854,268
                                                          ===========          ===========


     The accompanying notes are an integral part of these consolidated balance sheets.

                              MANATRON, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED APRIL 30,

                                                            1998               1997                1996
                                                            ----               ----                ----
NET REVENUES:

   Hardware, software, and supply sales                  $ 5,894,325        $ 5,508,705         $ 5,699,247
   Service fees                                           18,897,556         16,508,283          18,246,996
                                                         -----------        -----------         -----------

            Total net revenues                            24,791,881         22,016,988          23,946,243
                                                         -----------        -----------         -----------

COST OF REVENUES:

   Hardware, software and supplies                         3,561,354          3,719,763           4,133,310
   Services                                               11,757,453          9,660,590          11,385,308
                                                         -----------        -----------         -----------

            Total cost of revenues                        15,318,807         13,380,353          15,518,618
                                                         -----------        -----------         -----------

            Gross profit                                   9,473,074          8,636,635           8,427,625

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES                                 9,070,234          8,796,635           9,700,227

RESTRUCTURING CHARGE (Note 10)                                    --                --               1,598,004
                                                         -----------        -----------         -----------

            Income (loss) from operations                    402,840           (160,000)         (2,870,606)
                                                         -----------        -----------         -----------

OTHER INCOME (EXPENSE):
   Interest expense                                         (140,794)          (305,632)           (429,116)
   Other                                                      51,725             58,973              60,308
                                                         -----------        -----------         -----------
                                                             (89,069)          (246,659)           (368,808)
                                                         -----------        -----------         -----------




            Income (loss) before provision
               (credit) for federal income
               taxes                                         313,771           (406,659)         (3,239,414)
                                                         -----------        -----------         -----------

PROVISION (CREDIT) FOR FEDERAL
   INCOME TAXES (Note 6)                                          --                --                (200,000)
                                                         -----------        -----------         -----------

NET INCOME (LOSS)                                        $   313,771        $  (406,659)        $(3,039,414)
                                                         ===========        ===========         ===========

BASIC EARNINGS (LOSS) PER SHARE                          $       .11        $      (.14)        $     (1.03)
                                                         ===========        ===========         ===========

DILUTED EARNINGS (LOSS) PER SHARE                        $       .11        $      (.14)        $     (1.03)
                                                         ===========        ===========         ===========

           The accompanying notes are an integral part of these
                         consolidated statements.

                                     MANATRON, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             FOR THE YEARS ENDED APRIL 30, 1998, 1997, AND 1996
                                                                RETAINED                                          TOTAL
                                                 COMMON        (DEFICIT)        DEFERRED        UNEARNED       SHAREHOLDERS'
                                                 STOCK          EARNINGS      COMPENSATION     ESOP SHARES        EQUITY
                                               ----------       --------      ------------     -----------     -------------
BALANCE AT APRIL 30, 1995                       5,703,386       3,296,099          --               --           8,999,485

   Net loss                                        --          (3,039,414)         --               --          (3,039,414)
   Establishment of Employee Stock
     Ownership Plan                                --              --              --            (500,000)        (500,000)
   Issuance of 57,664 shares
     under employee stock plans                   175,874          --            (142,500)          --              33,374
   Issuance of 15,849 shares for
     payment of services                           25,755          --              --               --              25,755
   Purchase of 149,930 shares in
     connection with the restructuring
     charge (Note 10)                            (431,053)         --              --               --            (431,053)
   Compensation expense                           (29,465)         --              10,688          75,000           56,223
                                               ----------      ----------       ---------       ---------       ----------

BALANCE AT APRIL 30, 1996                       5,444,497         256,685        (131,812)       (425,000)       5,144,370

   Net loss                                        --            (406,659)         --               --            (406,659)
   Issuance of 11,806 shares under
     employee stock plans                          18,796          --              --               --              18,796
   Compensation expense                           (45,090)         --              14,250         100,000           69,160
                                               ----------      ----------       ---------       ---------       ----------

BALANCE AT APRIL 30, 1997                      $5,418,203      $ (149,974)      $(117,562)      $(325,000)      $4,825,667

   Net income                                      --             313,771          --               --             313,771
   Repurchase of 95,200 shares by
      the Company                                (201,027)         --              --               --            (201,027)
   Issuance of 52,814 shares under
     employee stock plans                          98,134          --              --               --              98,134
   Compensation expense                           (40,180)         --              14,250         100,000           74,070
                                               ----------      ----------       ---------       ---------       ----------

BALANCE AT APRIL 30, 1998                      $5,275,130      $  163,797       $(103,312)      $(225,000)      $5,110,615
                                               ==========      ==========       =========       =========       ==========

           The accompanying notes are an integral part of these
                         consolidated statements.

                              MANATRON, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED APRIL 30,
                                                                1998              1997             1996
                                                                ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $   313,771       $  (406,659)     $(3,039,414)
  Adjustments to reconcile net income (loss)
    to net cash and equivalents
    provided by operating activities:
      Depreciation and amortization                           1,583,855         1,819,512        1,954,125
      Deferred income taxes                                      (3,000)         (130,000)        (227,000)
      Deferred compensation expense                              74,070            69,160           56,223
      Decrease (increase) in current assets:
        Accounts and notes receivable                             8,735           589,319        2,812,769
        Revenues earned in excess of billings
          and retainages                                         49,134          (306,500)        (112,157)
        Inventories                                             (21,278)          111,838          345,341
        Other current assets                                     58,176          (138,264)         (70,189)
      Increase (decrease) in current liabilities:
        Accounts payable and accrued
          liabilities                                           716,318           728,553          115,962
        Billings in excess of revenues
          earned                                               (405,610)           61,539          228,507
        Billings for future services                          1,519,366           506,298         (135,825)
        Restructuring reserve                                    13,106            19,434          218,294
                                                            -----------       -----------      -----------

      Net cash and equivalents provided
        by operating activities                               3,906,643         2,924,230        2,146,636
                                                            -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in long-term receivables                              81,091           661,116          122,633
  Net additions to property and equipment                      (542,089)         (408,363)        (336,105)
  Investments in computer software development               (1,010,188)         (492,758)        (439,655)
  Net cash received for acquisition                               --                --             100,000
  Decrease (increase) in other assets                            23,734            (3,364)           6,453
                                                            -----------       -----------      -----------

          Net cash and equivalents used
            for investing activities                         (1,447,452)         (243,369)        (546,674)
                                                            -----------       -----------      -----------

                              MANATRON, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED APRIL 30,
                                        (CONTINUED)
                                                                1998              1997             1996
                                                                ----              ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                 (985,000)       (2,390,000)      (1,364,000)
  Repurchase of common stock                                   (201,027)            --               --
  Purchases of common stock by stock plans                       98,134            18,796           29,664
  Purchase of common stock in restructuring                       --                --            (431,053)
  Purchase of common stock for ESOP                               --                --            (500,000)
  Increase (decrease) in other long-term liabilities           (215,320)         (204,040)         580,174
                                                            -----------       -----------      -----------

          Net cash and equivalents used for
            financing activities                             (1,303,213)       (2,575,244)      (1,685,215)
                                                            -----------       -----------      -----------

CASH AND EQUIVALENTS:
  Increase (decrease)                                         1,155,978           105,617          (85,253)
  Balance at beginning of year                                  457,691           352,074          437,327
                                                            -----------       -----------      -----------

  Balance at end of year                                    $ 1,613,669       $   457,691      $   352,074
                                                            ===========       ===========      ===========


           The accompanying notes are an integral part of these
                         consolidated statements.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     Manatron, Inc. and its subsidiaries (the "Company" or "Manatron") design, market, install, and maintain advanced computer-based "turn-key" data processing systems primarily for local governments, using general purpose computer hardware produced by leading manufacturers and proprietary software developed or purchased by Manatron. The Company also provides mass real estate appraisal and mapping services for local governments. The Company's business primarily is concentrated in the Midwest and Southeast regions of the United States.

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

     REVENUE RECOGNITION

     Revenue and costs related to sales of computer hardware and supplies are recognized when title passes, which is normally the shipping or installation date. Revenue from software licensing fees is recognized when the license agreements are consummated, which generally is also the shipping or installation date. The Company's contracts typically do not contain a right of return. As of April 30, 1998 and 1997, the reserve for returns was not significant.

     Revenue and costs related to leases of computer hardware are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (see Note 2).

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

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     Revenue and costs under long-term mass real estate appraisal, mapping, and software development contracts, which typically range from one to three years, are recognized on a percentage of completion basis. Losses on these contracts, if any, are recognized when they become known. As of April 30, 1998 and 1997, the reserve for contract losses was not significant.

     CASH AND EQUIVALENTS

     Cash and equivalents consist of money market funds and short-term time deposits.

     INVENTORIES

     The Company values its inventories at the lower of cost or market.
     Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

                                                          1998         1997
                                                          ----         ----
            Computer hardware and repair parts          $111,867     $ 42,442
            Data processing supplies and
              purchased software products                184,553      232,700
                                                        --------     --------
                                                        $296,420     $275,142
                                                        ========     ========

     PROPERTY AND EQUIPMENT, AT COST

     Net property and equipment consists of the following at April 30:

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

                                                        1998              1997
                                                        ----              ----
            Land                                     $   25,650        $   25,650
            Building and improvements                   465,767           460,945
            Furniture and fixtures                      657,113           619,674
            Rental equipment                            403,216           428,401
            Office equipment and software             3,913,741         3,658,845
            Vehicles                                    338,795           291,122
                                                     ----------        ----------
                                                      5,804,282         5,484,637
            Less-Accumulated depreciation            (4,494,186)       (4,021,060)
                                                     ----------        ----------
                                                     $1,310,096        $1,463,577
                                                     ==========        ==========

     Depreciation of property and equipment is computed over the estimated useful lives of the related assets using primarily the straight-line method for financial reporting and accelerated methods for tax purposes.
Maintenance and repair costs which do not add to the economic useful lives of the related assets are expensed as incurred.

     The estimated useful lives of the assets used to compute depreciation expense are as follows:

                     ASSET DESCRIPTION                 YEARS
                     -----------------                 -----
                 Building and improvements             5-25
                 Furniture and fixtures                4-7
                 Rental equipment                      3
                 Office equipment and software         3-7
                 Vehicles                              3-5

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     OFFICERS' RECEIVABLE

     At April 30, 1998 and 1997, the Company had $343,724 and $354,013 in receivables from certain of its officers and directors, as a result of certain stock purchases from Allen F. Peat in 1994. These receivables are non-interest bearing and are scheduled to start being repaid in fiscal 1999.

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalized approximately $1,010,000, $493,000, and $435,000 of computer software development costs during fiscal 1998, 1997, and 1996 respectively.

     Amortization of software development costs is computed using the straight-line method over the estimated economic lives of the products which approximate five years. Accumulated amortization was approximately $3,497,000 and $2,926,000 as of April 30, 1998 and 1997, respectively.
Amortization expense was approximately $570,000, $531,000, and $465,000 in fiscal 1998, 1997, and 1996, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

     Research and development costs incurred to establish technological feasibility were insignificant for fiscal 1998, 1997, and 1996, respectively, and have been expensed. Substantially all of the Company's research and development costs relate to computer software development.

     GOODWILL

     In connection with certain acquisitions, the Company has recorded total goodwill of approximately $1,848,000. Goodwill is being amortized over 10-year periods starting with the acquisition dates, using the straight line method. Accumulated amortization was approximately $948,000 and $763,000 as of April 30, 1998 and 1997, respectively.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

employee must pay to acquire the stock. The Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during fiscal 1998 and 1997 in Note 7 in accordance with the requirements of Statement of Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

     EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted the provisions of State-ment of Financial Accounting Standards No. 128, "Earnings per Share." Accord-ingly, all prior period "earnings per share" amounts included in this report have been restated to conform to this standard. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Dilutive potential common shares include all shares which may become contractually issuable. For the Company, dilutive potential common shares primarily are comprised of shares issuable under employee stock plans.

     The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

                                              1998         1997            1996
                                              ----         ----            ----
     Numerators:
         Net income (loss)                $  313,771   $ (406,659)   $  (3,039,414)
     Denominators:
         Denominator for basic earnings
           (loss) per share, weighted
           average outstanding
           common shares                   2,821,547     2,867,711        2,961,139
         Potential dilutive shares            82,408            --             --
                                          ----------    ----------   --------------
         Denominator for diluted earnings
           (loss) per share                2,903,955     2,867,711        2,961,139
                                          ==========    ==========   ==============
     Earnings Per Share
         Basic                            $     0.11    $    (0.14)  $        (1.03)
         Diluted                          $     0.11    $    (0.14)  $        (1.03)

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year statements to conform to the current year presentation.

(2)  SALES TYPE LEASES AND OPERATING LEASES

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

     The following are components of the net investment in sales type leases as reflected in the accompanying consolidated balance sheets at April 30:

                                                           1998           1997
                                                           ----           ----
             Future minimum rentals receivable           $493,925       $476,284
             Less- Unamortized unearned income            (69,723)      (55,918)
                                                         --------       --------

             Net investment in sales type leases         $424,202       $420,366
                                                         ========       ========

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

(2)  SALES TYPE LEASES AND OPERATING LEASES, continued

     Substantially all future minimum rentals receivable on sales type leases are due in the next three to four fiscal years.

     The Company also leases computer equipment to customers under operating lease agreements with various terms through fiscal 2001. The accumulated depreciation on rental equipment was $332,000 and $301,000 at April 30, 1998 and 1997, respectively.

     Future minimum lease payments to be received under noncancelable operating leases at April 30, 1998, are approximately as follows:

                      FISCAL YEAR         AMOUNT
                      -----------         ------
                         1999            $290,000
                         2000             127,000
                         2001              23,000


     The Company also offers its hardware and software solutions for sale on an installment basis and, as a result, has notes receivable totaling $1,035,120 and $1,218,691 at April 30, 1998 and 1997, respectively. The notes have various payment terms, generally bear interest at rates approximating prime, and have various maturity dates through 2001.

(4)  LONG-TERM DEBT

     The Company has a $5 million long-term revolving line of credit with a bank secured by substantially all the assets of the Company, which matures on December 1, 1999. There were no borrowings outstanding under this agreement at April 30, 1998. As of April 30, 1997, the Company owed $885,000 under this agreement. Interest on borrowings is payable monthly at the bank's prime rate which was 8.5% at April 30, 1998.

     Under this agreement, the Company is required to, among other things, collect specified levels of past due receivables, generate minimum levels of cash flow from operations, maintain a certain level of tangible net worth, a minimum debt-to-equity ratio, and minimum working capital. The Company was either in compliance with these provisions of the debt agreement as of April 30, 1998 or had obtained appropriate waivers.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(4)  LONG-TERM DEBT, continued

     Cash paid for interest for fiscal 1998, 1997, and 1996 is approximately equal to the amounts shown as interest expense in the accompanying consolidated statements of operations.

(5)  RENTAL COMMITMENTS

     The Company leases the majority of its office and warehouse space under agreements with various terms through fiscal 2001. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $714,000, $656,000, and $750,000 for fiscal 1998, 1997, and 1996, respectively.

     Future minimum rental payments under noncancelable operating leases at April 30, 1998, are approximately as follows:

                    FISCAL YEAR           AMOUNT
                    -----------           ------
                       1999              $495,000
                       2000               282,000
                       2001                36,000

(6)  FEDERAL INCOME TAXES

     The provision (credit) for federal income taxes consists of the following:

                                                         1998            1997            1996
                                                         ----            ----            ----
           Currently payable                         $     3,000       $130,000       $  27,000
           Deferred credit                                (3,000)      (130,000)       (227,000)
                                                     -----------       --------       ---------
                                                     $         0       $      0       $(200,000)
                                                     ===========       ========       =========

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

(6)  FEDERAL INCOME TAXES, continued

     A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision (credit) for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

                                                        1998             1997               1996
                                                        ----             ----               ----
           Computed tax expense (credit)
             using the 34% statutory rate            $ 107,000        $(138,000)        $(1,101,000)
           Change in valuation allowance              (166,000)          78,000             834,000
           Tax-exempt interest income                   (9,000)         (17,000)            (18,000)
           Non-deductible goodwill
             amortization                               63,000           63,000              63,000
           Non-deductible meals and
             entertainment                              32,000           30,000              34,000
           Other                                       (27,000)         (16,000)            (12,000)
                                                     ---------        ---------         -----------
                                                     $       0        $       0         $  (200,000)
                                                     =========        =========         ===========

     The tax effect and type of significant temporary differences which gave rise to the future tax benefits and deferred income taxes as of April 30, 1998 and 1997, are approximately as follows:

                                                                         1998            1997
                                                                         ----            ----
           Deferred tax assets:
             Valuation reserves not currently deductible              $ 424,000       $  412,000
             Net operating loss carryforward                             72,000          338,000
             Accrued liabilities not currently deductible               526,000          390,000
             Restructuring reserves not currently deductible            121,000          193,000
             Alternative minimum tax credit carryforward                 99,000           99,000
             Property and equipment depreciation
               and basis differences                                     16,000              --
             Other                                                      187,000          210,000
                                                                      ---------       ----------
                                                                      1,445,000        1,642,000
                                                                      ---------       ----------

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(6)  FEDERAL INCOME TAXES, continued

           Valuation Allowance                                         (746,000)        (912,000)
                                                                      ---------       ----------
                                                                        699,000          730,000
                                                                      ---------       ----------

           Deferred tax liabilities:
             Software development costs expensed
               for tax purposes                                        (353,000)        (311,000)
             Lease accounting method differences                        (56,000)        (132,000)
                                                                      ---------       ----------
                                                                       (409,000)        (443,000)
                                                                      ---------       ----------
           Net deferred tax asset                                     $ 290,000       $  287,000
                                                                      =========       ==========

     As of April 30, 1997 and 1996, the Company recorded valuation allowances totaling $912,000 and $834,000, respectively, against certain of its future tax benefits, including its tax loss carryforward, due to the uncertainty of their ultimate realization. Approximately $166,000 of this valuation allowance was utilized in fiscal 1998 to offset the provision for federal income taxes related to the pre-tax income for the year. As of April 30, 1998, the Company had tax net operating loss carryforwards of approximately
$211,000 remaining. These net operating loss carryforwards are available to offset future taxable income through 2011. Federal income tax refunds were approximately $261,000 and $178,000 during fiscal 1997 and 1996, respectively. There were no federal income tax refunds or payments during fiscal 1998.

(7)  EMPLOYEE STOCK PLANS

     The Manatron, Inc. Employee Stock Purchase Plan (the "Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 26 or 6% of the Company's employees participate in the Plan. The Plan terminated as of March 31, 1998. The Board of Directors adopted, subject to shareholder approval at the 1998 annual meeting of shareholders, the Employee Stock Purchase Plan (the "New Plan") of 1998, at its March 26, 1998 meeting. The terms of the New Plan are substantially similar to those described below for the Plan. The purchase price for each share is equal to 85% of the market value on the day of the purchase.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(7)  EMPLOYEE STOCK PLANS, continued

Shares are purchased on the last day of each calendar quarter. No more than 5,000 shares may be purchased in any one quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. No amounts are charged to operations related to the Plan. Since the inception of the Company's stock purchase plan in 1987, and through April 30, 1998, a total of 95,609 shares have been purchased by participants at prices ranging from $1.27 to $6.27 per share. As of April 30, 1998, 100,000 shares of Company common stock are available for purchase under the New Plan.

     The Manatron, Inc. Restricted Stock Plan of 1987 (the "Restricted Plan") is intended to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees by offering them additional incentives to contribute to the long-term interests of the Company. The Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. As of April 30, 1998, 41,300 shares remain available for issuance under the Restricted Plan.

     The Company has four stock option plans: the Manatron, Inc. 1986 Incentive Stock Option Plan, the Manatron, Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan, and the Manatron, Inc. 1995 Long-Term Incentive Plan (the "Option Plans"). Under the Option Plans, 1,025,000 shares of common stock were reserved for issuance. The Option Plans provide for a committee appointed by the Board to grant to directors, officers, and other key employees up to 100,000 shares of common stock subject to certain restrictions and up to 925,000 options to purchase shares of the Company's common stock at a price which is at least equal to the fair market value of such shares on the date of grant. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of incentive stock options must be at least 110% of the fair market value of the shares on the date of grant. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. Options granted under the Option Plans generally are exercisable within limits specified at the time of grant and expire five to 10 years from the date of grant.

     The Company accounts for these plans under APB Opinion No. 25. As a result, no compensation cost has been recognized with respect to the authorization, grant, or exercise of these options. Had compensation costs for these plans been determined consistent with SFAS 123, the Company's net

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)

(7)  EMPLOYEE STOCK PLANS, continued

income and earnings per share would have been reduced to the following pro forma amounts:

                                      1998               1997         1996
                                    --------          ----------    --------
           NET INCOME (LOSS)
           As Reported              $313,771          $(406,659)    $(3,039,414)
           Pro Forma                 174,091           (525,697)     (3,062,709)

           EPS
           As Reported              $    .11          $    (.14)    $     (1.03)
           Pro Forma                     .06               (.18)          (1.03)

     Because the SFAS 123 method of accounting has not been applied to options granted before May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


 A summary of the status of the Company's Option Plans at April 30, 1998, 1997, and 1996 and changes during the years then ended is presented in the table below.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(7) EMPLOYEE STOCK PLANS, continued

                                 1998                                 1997                                     1996
                   ----------------------------------   ------------------------------------   -----------------------------------
                             WEIGHTED                             WEIGHTED                                 WEIGHTED
                             AVERAGE                              AVERAGE                                  AVERAGE
                             EXERCISE     EXERCISE                EXERCISE      EXERCISE                   EXERCISE     EXERCISE
                   SHARES     PRICE        PRICES       SHARES     PRICE         PRICES         SHARES      PRICE        PRICES
                   ---------------------------------------------------------------------------------------------------------------
Outstanding at
  Beginning of
  Year             544,073    $ 2.07    $1.5625-$5.25   585,156    $ 2.31    $   1.625-$5.25    348,032     $ 3.76   $  2.50-$5.25

Granted             64,000    $ 1.93    $1.8124-$2.00    40,000    $ 1.67    $1.5625-$2.3375    408,500     $ 1.65   $1.625-$2.875

Exercised          (18,500)   $1.625    $       1.625    (1,000)   $1.625    $         1.625     (9,258)    $ 2.59   $ 2.50-$2.875

Forfeited             --        --           --         (80,083)   $ 3.65    $  1.625-$5.125   (161,540)    $ 3.76   $  3.00-$5.25

Expired            (45,978)   $ 3.51    $ 1.625-$3.85      --      $ --             --             (578)    $2.875   $       2.875
                   -------                              -------                                --------
Outstanding at
  End of Year      543,595    $ 1.95    $1.5625-$5.25   544,073    $ 2.07    $  1.5625-$5.25    585,156     $ 2.31   $ 1.625-$5.25
                   =======                              =======                                ========
Exercisable at
  End of Year      496,595    $ 1.95         --         396,323    $ 2.22                       306,156     $ 2.78
                   =======                              =======                                ========
Weighted Average
  of Fair Value
  of Options
  Granted                     $0.695                               $ 1.27                                   $ 1.24

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(7) EMPLOYEE STOCK PLANS, continued

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998 and 1997, respectively: risk-free interest rates ranging from 5.65% to 6.04%; expected dividend yields of 0 and 0%; expected lives ranging from 3 to 10 years;
expected volatility ranging from 56.22% to 66.24%.

     The Board of Directors also adopted, subject to shareholder approval at the 1998 annual meeting of shareholders, the Restricted Stock Plan of 1998, at its March 26, 1998, meeting. This Restricted Stock Plan provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock under the three-year vesting schedule to key software developers and technical employees of the Company to assist in the attraction, rewarding and retention of such employees. During fiscal 1996, 40,000 shares of restricted stock were granted that vest over a 10-year period at a market price of $3.50. No restricted shares were granted in fiscal 1998 or 1997. As of April 30, 1998, 60,000 shares of restricted common stock are available for issuance and 266,446 stock options may be granted under the Option Plans.

(8) STOCK WARRANTS

     As of April 30, 1998, the Company had outstanding 25,000 warrants for the purchase of its common stock which expired on May 3, 1998. These warrants were issued to a public relations firm retained during 1995 and were exercisable at $3.50 per share.

(9) EMPLOYEE BENEFIT PLANS

     The Company has an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. The Company's contribution to the profit sharing plan is subject to the discretion of the Board of Directors. No contributions were approved for the years ended April 30, 1998, 1997, and 1996, due to the reduced profitability levels of the Company.

     The 401(k) plan allows eligible employees to withhold up to 15% of their pay on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(9) EMPLOYEE BENEFIT PLANS, continued

equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay. Company matching contributions charged to expense for the years ended April 30, 1998, 1997, and 1996, were approximately $81,000, $74,000, and $83,000, respectively.

     On June 29, 1995, the ESOP purchased 142,858 common shares from
Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, for $3.50 per share. The ESOP borrowed $500,000 from a bank to finance the stock purchase. The Company has guaranteed the ESOP's loan and is obligated to make contributions sufficient to enable the ESOP to repay the loan, including interest. The loan is repayable in quarterly installments of $25,000 plus interest at the bank's prime rate. As of April 30, 1998, 11 quarterly installments have been made. The $225,000 balance is reflected as a liability and a like amount, considered deferred compensation, has been recorded as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

     As of April 30, 1998, 78,562 common shares have been committed to be released for allocation to ESOP participants. Allocations occur on December 31 of each year. The fair market value of these shares at the time they were committed for release, which aggregated approximately
$60,000, $55,000, and $46,000 in 1998, 1997, and 1996, respectively, has been recorded as compensation expense in the accompanying consolidated statements of operations. The difference between these amounts and the original cost of the shares, which was approximately $40,000, $45,000, and $29,000 for 1998, 1997, and 1996, respectively, has been charged against common stock. The fair value of the unearned ESOP shares as of April 30, 1998 approximated $249,000.

     The Board of Directors approved additional contributions of $50,000 to the ESOP for the years ended April 30, 1998 and 1997. The fiscal 1997 contribution was used to purchase 23,731 shares of Manatron common stock that were allocated to ESOP participants as of December 31, 1997. The fiscal 1998 contribution and related stock purchase will be made before December 31, 1998. No such contributions were approved for the year ended April 30, 1996 due to the reduced profitability levels of the Company.

     The Company is self-insured for all employees' medical expenses incurred to a level of $30,000 per individual or family per year. Employees' medical expenses incurred beyond the $30,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.
                                      A-24

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(10) SEVERANCE AGREEMENT

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

     The present value of these payments plus legal and professional costs associated with the restructuring of the Company are included in the $1.6 million restructuring charge that is reflected in the accompanying consolidated statements of operations. In addition, the Company assumed and paid on March 15, 1996, the third and final installment of approximately $750,000 owed by Mr. Peat to Ronald D. Stoynoff pursuant to a stock purchase agreement between the two parties. In exchange for meeting this obligation, the Company received approximately 150,000 shares of Manatron common stock from Mr. Peat.

     The fair market value of the stock received from Mr. Peat was approximately $431,000 and was recorded as a reduction to common stock in the accompanying consolidated balance sheets. The $319,000 difference between the fair market value of the stock and the total assumed obligation of $750,000 was considered compensation expense and, accordingly, also was included in the $1.6 million restructuring charge for fiscal 1996. The remaining obligations under this agreement as of April 30, 1998, have been appropriately classified as current or long-term liabilities in the accompanying Consolidated Financial Statements.

(11) SHAREHOLDER RIGHTS PLAN

     On March 11, 1997, the Board of Directors declared a dividend distribution of one preferred stock purchase right ("Right") on each outstanding share of common stock of the Company. Each Right will, under certain circumstances, entitle the holder to buy one one-hundredth (1/100) of a share of Series A preferred stock, no par value ("Preferred Stock"), at an exercise price of $20 per share, subject to adjustment. Each share of Preferred Stock purchasable upon exercise of the Rights will have a minimum preferential quarterly dividend of $1 per share and will be entitled to an aggregate dividend of 100 times the dividend declared on the shares of common stock. In the event of liquidation, the holders of Preferred Stock will receive a minimum preferred liquidation payment of $10

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(11) SHAREHOLDER RIGHTS PLAN, continued

per share and will be entitled to receive an aggregate liquidation payment equal to 100 times the payment made per share of common stock. Each share of Preferred Stock will have 100 votes, voting together with the common stock.

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

     Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement")) were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an Acquiring Person, the Rights may be redeemed at a redemption price of $.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 1998, no rights have become exercisable.

                      MANATRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

 The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 1998 and 1997, the fair value of the notes receivable approximated the carrying value. The Company's long-term debt reprices frequently at the then-prevailing market interest rates. As of April 30, 1998 and 1997, the carrying value approximated the fair value of the Company's long-term debt.

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

    10.15          Employment Agreement with Douglas A. Peat dated
                   October 10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

    10.16 Employment Agreement with Jane M. Rix dated October 10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

    10.17 Employment Agreement with James W. Sanderbeck dated October 10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

    10.18          Employment Agreement with Paul R. Sylvester dated
                   October 10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

    10.19          Employment Agreement with Larry L. Terhune dated
                   October 10, 1996.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

    10.20 Manatron, Inc. Executive Incentive Plan for 1997.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

    10.21 Manatron, Inc. Executive Incentive Plan for 1998.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1997.

    10.22          Form of Indemnity Agreement.<F*>

    10.23          Indemnity Agreement of Daniel P. Muthard.<F*>

    21 Subsidiaries of Registrant. This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1996.

    23             Consent of Independent Public Accountants.

    24             Powers of Attorney.

    27             Financial Data Schedule.

-----------------------------

<F*>Management contract or compensatory plan or arrangement.