Form 10-Q
period 1998-07-31
MANATRON INC
filed 1998-09-14
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

---------------------------------------------------------------------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                 JULY 31, 1998                      0-15264


                              MANATRON, INC.
          (Exact Name of Registrant as Specified in its Charter)


                   MICHIGAN                      38-1983228
        (State or Other Jurisdiction of       (I.R.S. Employer
        Incorporation or Organization)       Identification No.)


             2970 SOUTH 9TH STREET
              KALAMAZOO, MICHIGAN                  49009
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

          The number of shares outstanding of registrant's common stock, no par value, at September 11, 1998, was 2,930,083 shares.

===========================================================================

PART I. - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                                 MANATRON, INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                  JULY 31,                APRIL 30,
                                                                    1998                    1998
                                                                 -----------             -----------
                      ASSETS
CURRENT ASSETS:
   Cash and equivalents                                          $   456,890             $ 1,613,669
   Receivables, net                                                7,439,231               5,909,623
   Revenues earned in excess of billings and
      retainages on long-term contracts                            3,264,925               2,723,571
   Inventories                                                       176,718                 296,420
   Other current assets                                              654,892                 676,255
                                                                 -----------             -----------

            Total current assets                                  11,992,656              11,219,538
                                                                 -----------             -----------

NET PROPERTY AND EQUIPMENT                                         1,244,749               1,310,096
                                                                 -----------             -----------

OTHER ASSETS:
   Long-term receivables, less current portion                       555,259                 567,222
   Officers' receivable                                              339,640                 343,724
   Computer software development costs, net                        1,649,519               1,461,437
   Goodwill, net                                                     854,126                 900,334
   Other, net                                                         41,258                  60,725
                                                                 -----------             -----------

            Total other assets                                     3,439,802               3,333,442
                                                                 -----------             -----------

                                                                 $16,677,207             $15,863,076
                                                                 ===========             ===========








      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $   100,000             $   100,000
   Accounts payable                                                1,311,693               1,099,365
   Billings in excess of revenues earned on
      long-term contracts                                          1,953,856               1,343,490
   Billings for future services                                    3,864,353               4,747,231
   Accrued liabilities                                             2,852,316               3,052,561
                                                                 -----------             -----------

            Total current liabilities                             10,082,218              10,342,647
                                                                 -----------             -----------

DEFERRED INCOME TAXES                                                124,000                 124,000
                                                                 -----------             -----------

LONG-TERM DEBT                                                       925,000                 125,000
                                                                 -----------             -----------

OTHER LONG-TERM LIABILITIES                                           99,461                 160,814
                                                                 -----------             -----------

SHAREHOLDERS' EQUITY:
   Common stock                                                    5,570,945               5,275,130
   Retained earnings                                                 366,885                 163,797
   Deferred compensation                                            (291,302)               (103,312)
   Unearned ESOP shares                                             (200,000)               (225,000)
                                                                 -----------             -----------

            Total shareholders' equity                             5,446,528               5,110,615
                                                                 -----------             -----------

            Total liabilities and shareholders' equity           $16,677,207             $15,863,076
                                                                 ===========             ===========

  See accompanying notes to consolidated condensed financial statements.

                                      MANATRON, INC. AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                           THREE MONTHS ENDED
                                                                                JULY 31,
                                                                   ---------------------------------
                                                                      1998                   1997
                                                                   ----------             ----------
NET REVENUES                                                       $8,083,056             $5,963,985

COST OF REVENUES                                                    5,252,964              3,822,550
                                                                   ----------             ----------

              Gross profit                                          2,830,092              2,141,435

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                          2,627,353              2,084,960
                                                                   ----------             ----------

              Income from operations                                  202,739                 56,475

OTHER INCOME (EXPENSE), net                                               349                (35,884)
                                                                   ----------             ----------

              Income before provision for
                 federal income taxes                                 203,088                 20,591

PROVISION FOR FEDERAL INCOME TAXES (Note 2)                                 -                      -
                                                                   ----------             ----------

NET INCOME                                                         $  203,088             $   20,591
                                                                   ==========             ==========

BASIC EARNINGS PER SHARE                                           $      .07             $      .01
                                                                   ==========             ==========

DILUTED EARNINGS PER SHARE                                         $      .06             $      .01
                                                                   ==========             ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                 2,852,279              2,851,450
                                                                   ==========             ==========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                           3,128,965              2,905,329
                                                                   ==========             ==========

  See accompanying notes to consolidated condensed financial statements.

                                     MANATRON, INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                               THREE MONTHS ENDED
                                                                                     JULY 31,
                                                                          -----------------------------
                                                                             1998                1997
                                                                          ----------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  203,088           $ 20,591
   Adjustments to reconcile net income to net cash
      and equivalents used for operating activities:
         Depreciation and amortization expense                               511,231            371,353
         Deferred compensation expense                                        38,401             19,633
         Decrease (increase) in current assets:
            Receivables, net                                              (1,529,608)           478,380
            Revenues earned in excess of billings and
               retainages on long-term contracts                            (541,354)          (288,385)
            Inventories                                                      119,702            147,936
            Other current assets                                              21,363             46,467
         Increase (decrease) in current liabilities:
            Accounts payable and accrued liabilities                          12,083           (490,861)
            Billings in excess of revenues earned on
              long-term contracts                                            610,366           (249,006)
            Billings for future services                                    (882,878)          (212,517)
                                                                          ----------           --------

               Net cash and equivalents used for operating activities     (1,437,606)          (156,409)
                                                                          ----------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in long-term receivables                                          16,047            103,998
   Other, net                                                                      -              3,411
   Investments in computer software                                         (385,701)           (96,418)
   Net additions to property and equipment                                  (182,590)           (91,001)
                                                                          ----------           --------

               Net cash and equivalents used for investing
                  activities                                                (552,244)           (80,010)
                                                                          ----------           --------






CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance (repurchase) of common stock                                      94,424           (187,374)
   Purchase of common stock for ESOP                                               -             50,000
   Borrowings (repayments) under line of credit                              800,000            602,000
   Decrease in long-term liabilities                                         (61,353)           (56,081)
                                                                          ----------           --------

               Net cash and equivalents provided by (used
                  for) financing activities                                  833,071            408,545
                                                                          ----------           --------

CASH AND EQUIVALENTS:
   Increase (decrease)                                                    (1,156,779)           172,126
   Balance at beginning of period                                          1,613,669            457,691
                                                                          ----------           --------

   Balance at end of period                                               $  456,890           $629,817
                                                                          ==========           ========

  See accompanying notes to consolidated condensed financial statements.

                      MANATRON, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

(1)  GENERAL INFORMATION

     The consolidated condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998, as filed with the Securities and Exchange Commission on July 29, 1998. There have been no significant changes in such information since the date of such Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
     (a) the financial position of the Registrant as of July 31, 1998, and April 30, 1998, and (b) the results of its operations for the three-months ended July 31, 1998 and 1997, and (c) cash flows for the three-months ended July 31, 1998 and 1997.

(2)  FEDERAL INCOME TAXES

     As of April 30, 1997 and 1996, the Company recorded valuation allowances totaling $912,000 and $834,000, respectively, against certain of its future tax benefits, including its tax loss carryforwards, due to the uncertainty of their ultimate realization. Approximately $166,000 of this valuation allowance was utilized in fiscal 1998 to offset the provision for federal income taxes. As of April 30, 1998, the Company had tax loss carryforwards of approximately $211,000 and a valuation allowance of approximately $746,000 remaining, which will be utilized to offset any provision for federal income taxes in fiscal 1999. As a result, the Company has not recorded a provision for income taxes for the three months ended July 31, 1998. The tax loss carryforwards are available to offset future taxable income through the year 2011.

(3)  COMPREHENSIVE INCOME

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company adopted this standard effective May 1, 1998. Total comprehensive income was the same as net income for the three month periods ended July 31, 1998 and 1997, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $8,083,056 for the three months ended July 31, 1998, have increased by 36% in comparison to the $5,963,985 of net revenues that were reported for the comparable period in the prior fiscal year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance, and forms processing and printing.

Service revenues have increased by 40% over the prior year primarily because of the new revaluation contracts totaling approximately $30 million that were signed with Allegheny County (Pittsburgh), Pennsylvania, and Hamilton County (Cincinnati), Ohio, during fiscal 1998. In addition, as previously reported, the Company signed a new contract with Dauphin County (Harrisburg), Pennsylvania, in June of 1998 which includes approximately $3.6 million of revaluation services. As a result, the Company's backlog for appraisal services at July 31, 1998, of approximately $32.8 million is slightly higher than the $31.8 million it had at April 30, 1998.

Revenues from hardware, software, and supply sales have increased by 26% over the prior year primarily because of additional software license fees from new and legacy products and a number of hardware upgrades by customers in the Midwest.

As a result of the increase in net revenues, cost of revenues for the three months ended July 31, 1998, also increased 37% to $5,252,964 versus the comparable prior year amount of $3,822,550. Margins have decreased from 36% in the prior year quarter to 35% in the current quarter because of the increase in service revenues. Service revenues typically generate a lower margin than software sales.

Selling, general and administrative expenses have increased by 26% to $2,627,353 for the three months ended July 31, 1998, compared to $2,084,960 for the same period in the prior fiscal year. This increase primarily is due to annual salary adjustments and other increased costs associated with the ongoing development and rollout of the Company's new software products, including Year 2000 compliance work.

As a result of the factors noted above, the Company had a 259% increase in its operating income of $202,739 for the three months ended July 31, 1998, versus $56,475 for the three months ended July 31, 1997. In addition, interest expense, which is included in other expense, has decreased from $42,258 to $13,421 because the Company has reduced its average outstanding indebtedness in the last 12 months.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate is generally impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK Information Services and Specialized Data Systems. However, as described in Note 2, the Company has not recorded a provision for federal income taxes for the three months ended July 31, 1998, because certain unrecorded future tax benefits, including the Company's tax loss carryforwards, will be utilized to offset it.

As a result of the factors noted above, the Company reported net income of $203,088 or $.07 per share for the three months ended July 31, 1998, versus $20,591 or $.01 per share for the comparable period in the prior fiscal year. This represents a significant improvement over the prior year.

YEAR 2000

The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, and communication systems, in the form of software failure, errors, or miscalculations. By nature, the software development industry is highly dependent upon computer systems. The year 2000 issue is especially important to software vendors because most applications have date dependencies as an integral part of their logic.

The Company has been developing and implementing plans to prepare itself and its customers for the year 2000 for the past few years. The Company's plan is regularly updated and monitored by technical personnel and is reviewed by management of the Company on a periodic basis. Specifically, the plan addresses the Company's internal data processing systems its software products, its third party products and communications with its customers as follows:

     INTERNAL DATA PROCESSING

The Company's internal data processing systems include hardware and software that facilities its business operations. They include:

-  customer information systems
-  accounting, human resource and payroll systems
-  customer support systems

The Company's Technical Services department has spearheaded the effort to manage these systems through a smooth year 2000 conversion. Currently, the internal hardware and operating systems have been inventoried and are substantivally year 2000 compliant. The internal software systems are in varying degrees of compliance with the target being to have them all compliant by mid 1999. The Company believes that its internal systems will be able to effectively support its operations through the year 2000 and beyond.

     THE COMPANY'S SOFTWARE PRODUCTS

A core strategy of the Company is to develop and market turnkey soft-ware systems for local government. Most of these products have some dependency on dates. As such, the Company has been working to update them to properly handle years after 1999. Of the Company's 75 major products, only 53 are targeted for compliance. The others are either being discontinued or replaced by more modern products. As of July 31, 1998, this effort is estimated to be 60% complete. For comparison, as of January 31, 1998, this effort was estimated to be only about 13% complete. As of July 31, 1998, the breakdown is as follows:

-     Products that are compliant               23%
-     Products in QA Phase                      40%
-     Products in Programming Phase              4%
-     Products with analysis completed          22%
-     Products not yet started                  11%

The Company further expects this effort to be primarily complete by the end of 1998. Some work will remain for early 1999, but it is expected to be limited. The Company expects to use 1999 to focus on its customers and ensuring that their systems are upgraded and functional prior to January 1, 2000.

     THIRD PARTY HARDWARE AND SOFTWARE

The Company's software products run on industry standard hardware and operating systems. To facilitate the deployment of its software, the Company acts as a value-added reseller for a wide variety of hardware manufacturers, installing and supporting both the hardware and software for its customers. The Company's technical services department is spearheading the effort to document the year 2000 compliance status of third party hardware and software and to identify those products that need upgraded or replaced. This identification effort is also substantially complete; however, this information changes as vendors release more information about and options for managing the year 2000 issue.

     COMMUNICATIONS WITH CUSTOMERS

Another important aspect of the Company's year 2000 strategy is the coordination and communication of its efforts with those of its customers. Communication of the strategy to customers also has been substantially completed. The communication includes the compliance plans for specific software products and the year 2000 services offered by the Company. This communication will continue throughout 1999 as the Company works with its customer base to upgrade or replace those software and hardware systems. To support this effort, the Company has launched a year 2000 area on its web site to make relevant information available to both Company personnel and customers.

The Company will continue to assess the impact of, and work on, the Year 2000 issue throughout fiscal 1999. The Company's goal is to perform tests of its systems and applications during 1998 and 1999 and to have all targeted systems and applications compliant with the century change by June 1999, which would allow the Company to have time to address last minute issues.

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

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial conditions, results of operations, or liquidity. The costs, to date which range from approximately $300,000 to $500,000 have had, however, a negative effect on the Company's earnings and the future costs associated with the Year 2000 issue are expected to have a similar effect.

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

FINANCIAL CONDITION AND LIQUIDITY

Working capital of $1,910,438 at July 31, 1998, has increased by 118% compared to the April 30, 1998, amount of $876,891. These levels reflect current ratios of 1.19 and 1.08, respectively. The increase in working capital primarily is due to the increase in receivables which are a result of the additional revenues for the quarter.

Shareholders' equity at July 31, 1998, increased by $335,913 to $5,446,528 from the balance reported at April 30, 1998, because of $94,424 of employee stock purchases, $203,088 of net income and $38,401 of deferred compensation expense that occurred during the first quarter. As a result, book value per share has increased to $1.86 as of July 31, 1998, from $1.80 at April 30, 1998.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $183,000 for the three months ended July 31, 1998, are about two times higher than the $91,000 of capital expenditures reported for the comparable period in the prior fiscal year. The net capital expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. In addition, as of July 31, 1998, the Company owed $825,000 on its $5,000,000 revolving credit agreement and $200,000 on its ESOP loan. It is, however, anticipated that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Certain information contained in this Form 10-Q may constitute or include forward-looking statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.
These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the Company operates; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost and continued availability of third party software and technology incorporated into the Company's products; cancellations of maintenance and support agreements; potential obsolescence of the Company's existing products or services; pricing and availability of equipment, materials, inventories, and programming; success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the Company's customers, including features, quality, and pricing compared to other competitive products; amount, and rate of growth in, the Company's selling, general and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses; costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigators, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in this Form 10-Q, which speak only as of the date hereof.


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

          10.22 Form of Indemnity Agreement.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1998.

          10.23  Indemnity Agreement of Daniel P. Muthard.<F*>  This
                 exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1998.

          10.24 Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998.

          27     Financial Data Schedule.
-----------------------

<F*>Management contract or compensatory plan or arrangement.

     (b) The Company filed a Form 8-K Current Report on May 11, 1998 relating to the death of Melvin J. Trumble, president of the Company's Sabre Appraisal Division and a member of the Company's Board of Directors.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 14, 1998          By /S/ PAUL R. SYLVESTER
                                      Paul R. Sylvester
                                      President, Chief Executive Officer,
                                      Treasurer and Chief Financial
                                      Officer (Principal Executive,
                                      Financial, and Accounting Officer)

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

  10.22 Form of Indemnity Agreement.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1998.

  10.23 Indemnity Agreement of Daniel P. Muthard.<F*> This exhibit is incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended April 30, 1998.

  10.24 Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998.

  27             Financial Data Schedule.
-----------------------

<F*>Management contract or compensatory plan or arrangement.