Form 10-Q
period 1998-10-31
MANATRON INC
filed 1998-12-15
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

---------------------------------------------------------------------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended                   Commission File Number
          OCTOBER 31, 1998                             0-15264


                              MANATRON, INC.
          (Exact Name of Registrant as Specified in its Charter)


                   MICHIGAN                           38-1983228
        (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)           Identification No.)


             2970 SOUTH 9TH STREET
              KALAMAZOO, MICHIGAN                      49009
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

          The number of shares outstanding of registrant's common stock, no par value, at December 11, 1998, was 2,939,136 shares.

===========================================================================

PART I. - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                                  MANATRON, INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                             OCTOBER 31,         APRIL 30,
                                                                1998               1998
                                                             -----------        -----------
                    ASSETS
                    ------

CURRENT ASSETS:
   Cash and equivalents                                      $   988,771        $ 1,613,669
   Receivables, net                                            6,730,760          5,909,623
   Revenues earned in excess of billings and
      retainages on long-term contracts                        3,075,245          2,723,571
   Inventories                                                   388,908            296,420
   Other current assets                                          618,697            676,255
                                                             -----------        -----------

            Total current assets                              11,802,381         11,219,538
                                                             -----------        -----------

NET PROPERTY AND EQUIPMENT                                     1,132,229          1,310,096
                                                             -----------        -----------

OTHER ASSETS:
   Long-term receivables, less current portion                   568,163            567,222
   Officers' receivable                                          335,437            343,724
   Computer software development costs, net                    1,701,014          1,461,437
   Goodwill, net                                                 807,918            900,334
   Other, net                                                    170,770             60,725
                                                             -----------        -----------

            Total other assets                                 3,583,302          3,333,442
                                                             -----------        -----------

                                                             $16,517,912        $15,863,076
                                                             ===========        ===========






      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                         $   155,000        $   100,000
   Accounts payable                                            1,647,526          1,099,365
   Billings in excess of revenues earned on
      long-term contracts                                      1,469,673          1,343,490
   Billings for future services                                3,879,372          4,747,231
   Accrued liabilities                                         3,317,327          3,052,561
                                                             -----------        -----------

            Total current liabilities                         10,468,898         10,342,647
                                                             -----------        -----------

DEFERRED INCOME TAXES                                            124,000            124,000
                                                             -----------        -----------

LONG-TERM DEBT                                                   100,000            125,000
                                                             -----------        -----------

OTHER LONG-TERM LIABILITIES                                       45,678            160,814
                                                             -----------        -----------

SHAREHOLDERS' EQUITY:
   Common stock                                                5,584,799          5,275,130
   Retained earnings                                             641,089            163,797
   Deferred compensation                                        (271,552)          (103,312)
   Unearned ESOP shares                                         (175,000)          (225,000)
                                                             -----------        -----------

            Total shareholders' equity                         5,779,336          5,110,615
                                                             -----------        -----------

            Total liabilities and shareholders' equity       $16,517,912        $15,863,076
                                                             ===========        ===========

      See accompanying notes to consolidated condensed financial statements.

                                      MANATRON, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   OCTOBER 31,                    OCTOBER 31,
                                            -------------------------     ---------------------------
                                               1998           1997           1998            1997
                                            ----------     ----------     -----------     -----------
NET REVENUES                                $9,220,221     $5,917,284     $17,303,277     $11,881,269

COST OF REVENUES                             6,235,892      3,726,684      11,488,856       7,549,234
                                            ----------     ----------     -----------     -----------

Gross profit                                 2,984,329      2,190,600       5,814,421       4,332,035

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    2,705,192      2,116,598       5,332,545       4,201,558
                                            ----------     ----------     -----------     -----------

          Income from operations               279,137         74,002         481,876         130,477

OTHER EXPENSE, net                              (4,935)       (25,714)         (4,586)        (61,598)
                                            ----------     ----------     -----------     -----------

          Income before provision
          for federal income taxes             274,202         48,288         477,290          68,879

PROVISION FOR FEDERAL
  INCOME TAXES (Note 2)                             --             --              --              --
                                            ----------     ----------     -----------     -----------

NET INCOME                                  $  274,202     $   48,288     $   477,290     $    68,879
                                            ==========     ==========     ===========     ===========

BASIC EARNINGS PER SHARE                    $      .09     $      .02     $       .17     $       .02
                                            ==========     ==========     ===========     ===========

DILUTED EARNINGS PER SHARE                  $      .09     $      .02     $       .15     $       .02
                                            ==========     ==========     ===========     ===========

     See accompanying notes to consolidated condensed financial statements.

                                      MANATRON, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                            SIX MONTHS ENDED
                                                                               OCTOBER 31,
                                                                    -------------------------------
                                                                       1998                 1997
                                                                    -----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   477,290           $  68,879
   Adjustments to reconcile net income to net cash
      and equivalents provided by operating activities:
         Depreciation and amortization expense                        1,023,523             758,632
         Deferred compensation expense                                   89,399              37,481
         Decrease (increase) in current assets:
            Receivables, net                                           (821,137)            691,069
            Revenues earned in excess of billings and
               retainages on long-term contracts                       (351,674)           (499,861)
            Inventories                                                 (92,488)            185,112
            Other current assets                                         57,558              76,830
         Increase (decrease) in current liabilities:
            Accounts payable and accrued liabilities                    812,927            (418,610)
            Billings in excess of revenues earned on
                long-term contracts                                     126,183            (257,675)
            Billings for future services                               (867,859)           (544,579)
                                                                    -----------           ---------

               Net cash and equivalents provided by
                  operating activities                                  453,722              97,278
                                                                    -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in long-term receivables                                      7,346             239,897
   Other, net                                                          (142,146)                829
   Investments in computer software                                    (638,793)           (226,509)
   Net additions to property and equipment                             (321,923)           (245,052)
                                                                    -----------           ---------

               Net cash and equivalents used for investing
                  activities                                         (1,095,516)           (230,835)
                                                                    -----------           ---------






CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance (repurchase) of common stock                                102,032            (190,137)
   Purchase of common stock for ESOP                                         --              50,000
   Increase in long-term debt                                            30,000             157,000
   Decrease in long-term liabilities                                   (115,136)           (105,243)
                                                                    -----------           ---------

               Net cash and equivalents provided by (used
                  for) financing activities                              16,896             (88,380)
                                                                    -----------           ---------

CASH AND EQUIVALENTS:
   Decrease                                                            (624,898)           (221,937)
   Balance at beginning of period                                     1,613,669             457,691
                                                                    -----------           ---------

   Balance at end of period                                         $   988,771           $ 235,754
                                                                    ===========           =========

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
     (a) the financial position of the Registrant as of October 31, 1998, and April 30, 1998, and (b) the results of its operations for the six-months ended October 31, 1998 and 1997, and (c) cash flows for the six-months ended October 31, 1998 and 1997.

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

     As of April 30, 1998, the Company had tax loss carryforwards of approximately $211,000 and a valuation allowance of approximately $746,000 remaining which will be utilized to offset any provision for federal income taxes in fiscal 1999. As a result, the Company has not recorded a provision for income taxes for the six months ended
     October 31, 1998. The tax loss carryforwards are available to offset future taxable income through the year 2011.

(3)  COMPREHENSIVE INCOME

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company adopted this standard effective May 1, 1998. Total comprehensive income was the same as net income for the three and six month periods ended October 31, 1998 and 1997, respectively.

(4)  EARNINGS PER SHARE

     The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     OCTOBER 31,                     OCTOBER 31,
                                            ----------------------------    ------------------------------
                                                1998             1997           1998              1997
                                            --------------  ------------    -------------   --------------
Numerators:
  Net income                                $      274,202   $     48,288   $     477,290   $       68,879
                                            ==============   ============   =============   ==============
Denominators:
  Denominator for basic earnings
    per share, average outstanding
    common shares                                2,931,096      2,808,245       2,891,477        2,829,848

  Potential dilutive shares resulting              255,963         72,051         270,204           63,278
                                            --------------   ------------   -------------   --------------
  Denominator for diluted earnings
     per share                                   3,187,059      2,880,296       3,161,681        2,893,126
                                            ==============   ============   =============   ==============
Earnings Per Share:
  Basic                                     $         0.09   $       0.02   $        0.17   $         0.02
                                            ==============   ============   =============   ==============
  Diluted                                   $         0.09   $       0.02   $        0.15   $         0.02
                                            ==============   ============   =============   ==============

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $9,220,221 for the three months ended October 31, 1998, have increased by 56% in comparison to the $5,917,284 of net revenues that were reported for the comparable period in the prior fiscal year. Year to date net revenues of $17,303,277 also have increased by 46% in comparison to the $11,881,269 of net revenues that were reported for the six months ended October 31, 1997. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance, and forms processing and printing.

Service revenues have increased by 44% in the current quarter and 42% on a year-to-date basis over the comparable prior year amounts primarily because of the new revaluation contracts totaling approximately $30.0 million that were signed with Allegheny County (Pittsburgh), Pennsylvania, and Hamilton County (Cincinnati), Ohio, during fiscal 1998. As of October 31, 1998, approximately $6.0 million of fees have been recognized as revenue on these two projects. In addition, as previously reported, the Company signed a new contract with Dauphin County (Harrisburg), Pennsylvania, in June of 1998 which includes approximately $3.6 million of revaluation services. However, less than $100,000 of fees have been recognized on this project as it is just getting started. As of October 31, 1998, the Company's backlog for appraisal services was approximately $29.9 million which is slightly lower than the $31.8 million reported at April 30, 1998.

Revenues from hardware, software, and supply sales have increased by 99% in the current quarter and 58% on a year-to-date basis over the comparable prior year amounts primarily because of additional upgrades by existing and new customers in the midwest. Many of the orders are a result of year 2000 upgrades. In addition, the Company completed a special project for the Ohio Office of Criminal Justice Services to provide hardware and software for electronic reporting of criminal dispositions in 50 of its sites in Ohio.

As a result of the increase in net revenues, cost of revenues for the three months ended October 31, 1998, also increased 67% to $6,235,892 versus the comparable prior year amount of $3,726,684. In addition, year to date cost of revenues of $11,488,856 have increased by 52% in comparison to the $7,549,234 of costs that were reported for the six months ended October 31, 1997. Margins have decreased from 37% in the prior year quarter to 32% in the current quarter and from 36% to 34% on a year-to-date basis because of the increase in service and hardware revenues, which typically generate a lower margin than software sales.

Selling, general, and administrative expenses have increased by 28% and 27% to $2,705,192 for the three months and $5,332,545 for the six months ended October 31, 1998, compared to $2,116,598 and $4,201,558 for the same periods in the prior fiscal year. These increases primarily are due to annual salary adjustments and other increased costs associated with the ongoing development and rollout of the Company's new software products, including Year 2000 compliance work.

As a result of the factors noted above, the Company reported a 277% increase in its operating income for the three months and a 269% increase for the six months ended October 31, 1998, versus the comparable periods in the prior year. Operating income for the current quarter was $279,137 compared to $74,002 while the year-to-date amounts were $481,876 and $130,477, respectively. In addition, interest expense, which is included in other expense, has decreased from $86,866 to $30,037 because the Company has reduced its average outstanding indebtedness in the last 12 months.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate is generally impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK Information Services and Specialized Data Systems. However, as described in Note 2, the Company has not recorded a provision for federal income taxes for the three or six months ended October 31, 1998, because certain unrecorded future tax benefits, including the Company's tax loss carryforwards, will be utilized to offset it.

As a result of the factors noted above, the Company reported net income of $274,202 or $.09 per share for the three months and $477,290 or $.17 per share for the six months ended October 31, 1998, versus $48,288 or $.02 per share and $68,879 or $.02 per share for the comparable periods in the prior fiscal year. This equates to an improvement over the prior year of 468% and 593%, respectively.

YEAR 2000 READINESS DISCLOSURE

This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions, and other parties. Although the Company believes this information to be accurate, it has not independently verified such information.

The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems and applications process dates using only two digits (rather than four) for the year. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems such as mainframe applications, personal computers, and communication systems, in the form of software failure, errors, or miscalculations. By nature, the software industry is highly dependent upon computer systems. The year 2000 issue is especially important to software vendors because most applications have date dependencies as an integral part of their logic.

The Company has developed and is implementing plans to prepare itself and its customers for the year 2000. The Company's plan is regularly updated and monitored by technical personnel and is reviewed by management of the Company on a periodic basis. Specifically, the plan addresses the Company's internal data processing systems, its software products, its third party products, and communications with its customers as follows:

     INTERNAL DATA PROCESSING

The Company's internal data processing systems include hardware and software that facilitates its business operations. The internal systems include:

-    customer information systems
-    accounting, human resource, and payroll systems
-    customer support systems

The Company's Technical Services department has spearheaded the effort to manage these systems through a smooth year 2000 conversion. Currently, the Company's internal hardware and operating systems have been inventoried and are substantially year 2000 compliant. The internal software systems are in varying degrees of compliance with the target being to have them all compliant by mid-1999. The Company is currently implementing a new, year 2000-compliant, corporate-wide "customer care" software product to replace its customer information and support systems. The Company recently has embarked on a project to replace its internal financial software with a new, more cable system which is year 2000 compliant. The Company believes that its internal systems will be able to effectively support its operations through the year 2000 and beyond.

     THE COMPANY'S SOFTWARE PRODUCTS

A core strategy of the Company is to develop and market turnkey software systems for local government. Most of these products have some dependency on dates. As such, the Company has been working to update them to properly handle years after 1999. Of the Company's 86 major products, only 60 are targeted for compliance. The others are either being discontinued or replaced by more modern products. As of September 30, 1998, this effort is estimated to be over 80% complete. For comparison, as of January 31, 1998, this effort was estimated to be only about 13% complete, and as of July 31, 1998 about 60% complete. The Company believes that it has significant momentum to complete the necessary programming to render its products year 2000 compliant. As of September 30, 1998, the breakdown is as follows:

-    Products that are compliant                      53%
-    Products in QA Phase                             34%
-    Products in Programming Phase                     6%
-    Products with analysis completed                  9%
-    Products not yet started                          9%

The Company expects this effort to be primarily complete by the end of 1998. Some work will remain for early 1999, but it is expected to be limited. The Company expects to use 1999 to focus on its customers and ensuring that their systems are upgraded and functional prior to January 1, 2000.

     THIRD PARTY HARDWARE AND SOFTWARE

The Company's software products run on industry standard hardware and operating systems. To facilitate the deployment of its software, the Company acts as a value-added reseller for a wide variety of hardware manufacturers, installing and supporting both the hardware and software for its customers. The Company's technical services department is spearheading the effort to document the year 2000 compliance status of third party hardware and software and to identify those products that need to be upgraded or replaced. This identification effort is also substantially complete; however, this information changes as vendors release more information about and options for managing the year 2000 issue.

Significant third parties with which the Company interfaces with regard to the year 2000 problem include those identified above and other customers, technology vendors and service providers, financial institutions, and companies that provide utility infrastructure (power, delivery services, telecommunications). Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is considering the need for contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of such a third party to address, in a timely manner, the year 2000 problem would have on the Company.

     COMMUNICATION WITH CUSTOMERS

Another important aspect of the Company's year 2000 strategy is to coordinate its efforts with those of its customers. Communication of the Company's strategy to its customers also has been substantially completed. The communication includes the compliance plans for specific software products and the year 2000 services offered by the Company. This communication will continue throughout 1999 as the Company works with its customer base to upgrade or replace those software and hardware systems. To support this effort, the Company has launched a year 2000 area on its web site to make relevant information available to both Company personnel and customers.

The Company will continue to assess the impact of, and work on, the year 2000 issues throughout fiscal 1999. The Company's goal is to perform tests of its systems and applications during 1998 and 1999 and to have all targeted systems and applications compliant with the century change by June 1999, which would allow the Company to have time to address any last minute issues.

The Company has spent between approximately $350,000 to $550,000 in connection with year 2000 issues to date and expects that it will spend approximately $150,000 to $250,000 during 1999. The costs to implement the year 2000 changes primarily consist of personnel expense for staff dedicated to identifying, assessing, remediating, and testing year 2000 issues and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial conditions, results of operations, or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with such third parties and could materially affect the Company's results of operations in any period or periods. The costs have had a negative effect on the Company's earnings and the future costs associated with the year 2000 issue are expected to have a similar effect.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 compliant, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption, the ability to locate and correct all relevant computer codes, and similar uncertainties. As a result, the Company is in the process of evaluating possible internal and external scenarios that might have an adverse effect on the Company, as well as the need for contingency plans to address these scenarios.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of $1,333,483 at October 31, 1998, has increased by 52% compared to the April 30, 1998, amount of $876,891. These levels reflect current ratios of 1.13 and 1.08, respectively. The increase in working capital primarily is due to the increase in receivables which are a result of the higher amount of revenues that the Company is reporting versus the prior year.

Shareholders' equity at October 31, 1998, increased by $668,721 to $5,779,336 from the balance reported at April 30, 1998, because of $102,032 of employee stock purchases, $477,290 of net income, and $89,399 of deferred compensation expense that occurred during the first six months.
As a result, book value per share has increased to $1.97 as of October 31, 1998, from $1.80 at April 30, 1998.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $322,000 for the six months ended October 31, 1998, are approximately 31% higher than the $245,000 of capital expenditures reported for the comparable period in the prior fiscal year. The net capital expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. On October 9, 1998, the Company entered into a new loan agreement with Comerica Bank which replaces its Revolving Credit Agreement dated as of November 11, 1994. This new agreement provides a $3.0 million line of credit to the Company at prime through November 1, 2000. As of October 31, 1998, no borrowings were outstanding under this line of credit. In addition, as of October 31, 1998, the Company owed $80,000 on acquisition-related debt and $175,000 on its ESOP loan. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Certain information contained in this Form 10-Q may constitute or include forward-looking statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.
These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the Company operates; the effect of the year 2000 on the Company's business; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost and continued availability of third party software and technology incorporated into the Company's products; cancellations of maintenance and support agreements; potential obsolescence of the Company's existing products or services; pricing and availability of equipment, materials, inventories, and programming; success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the Company's customers, including features, quality, and pricing compared to other competitive products; amount, and rate of growth in, the Company's selling, general, and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses; costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigators, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in this Form 10-Q, which speak only as of the date hereof.

PART II. - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Company was held on October 8, 1998. The purpose of the meeting was to elect directors, approve the Restricted Stock Plan of 1998, approve the Employee Stock Purchase Plan of 1998, and transact any other business that properly came before the meeting.

The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

                                      VOTES CAST
                                              AUTHORITY
ELECTED DIRECTORS                 FOR      WITHHELD/AGAINST
-----------------                 ---      ----------------
Gene Bledsoe                   2,644,926         6,174
Jane M. Rix                    2,640,433        10,667
Allen F. Peat                  2,631,277        19,823
Harry C. Vorys                 2,645,248         5,852

The following persons continue to serve as directors: Richard J. Holloman, Douglas A. Peat, Randall L. Peat, Paul R. Sylvester, and Stephen C. Waterbury.

The number of votes cast for the Restricted Stock Plan of 1998 and the Employee Stock Purchase Plan of 1998 is as follows:

                                               FOR       AGAINST    ABSTAIN
                                               ---       -------    -------
Restricted Stock Plan of 1998               1,850,427    96,996     703,677
Employee Stock Purchase Plan of 1998        1,930,139    19,836     701,125

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

     10.1 Manatron, Inc. 1989 Stock Option Plan.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.2      Manatron, Inc. 1995 Long-Term Incentive Plan.<F*>
               Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.3 Executive Employment Agreement with Randall L. Peat.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.4 Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.5 ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.6 Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.7 Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.8 Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.9      Manatron, Inc. 1994 Long-Term Incentive Plan.<F*>
               Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.10 Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.11 Employment Agreement with Douglas A. Peat dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.12 Employment Agreement with Jane M. Rix dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.13 Employment Agreement with James W. Sanderbeck dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.14 Employment Agreement with Paul R. Sylvester dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.15 Employment Agreement with Larry L. Terhune dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.16     Manatron, Inc. Executive Incentive Plan for 1999.<F*>

     10.17 Form of Indemnity Agreement.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.18 Indemnity Agreement of Daniel P. Muthard.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

     10.19 Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

     10.20 Restricted Stock Plan of 1998.<F*> Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

     10.21 Employee Stock Purchase Plan of 1998.<F*> Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

     27        Financial Data Schedule.

-----------------------

<F*>Management contract or compensatory plan or arrangement.

     (b) No reports on Form 8-K were filed during the three months ended October 31, 1998.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 15, 1998                By /S/ PAUL R. SYLVESTER
                                           Paul R. Sylvester
                                           President, Chief Executive
                                             Officer, and Treasurer
                                             (Principal Executive Officer)


Date:  December 15, 1998                By /S/ JOSEPH ZALEWSKI
                                           Joseph Zalewski
                                           Vice President-Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

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

 10.1 Manatron, Inc. 1989 Stock Option Plan.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

 10.2     Manatron, Inc. 1995 Long-Term Incentive Plan.<F*>
          Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

 10.3 Executive Employment Agreement with Randall L. Peat.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

 10.4 Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

 10.5 ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

 10.6 Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

 10.7 Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

 10.8 Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

 10.9     Manatron, Inc. 1994 Long-Term Incentive Plan.<F*>
          Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10 Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11 Employment Agreement with Douglas A. Peat dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12     Employment Agreement with Jane M. Rix dated October 10,
          1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13 Employment Agreement with James W. Sanderbeck dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14 Employment Agreement with Paul R. Sylvester dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15 Employment Agreement with Larry L. Terhune dated October 10, 1996.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.16     Manatron, Inc. Executive Incentive Plan for 1999.<F*>

10.17 Form of Indemnity Agreement.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.18 Indemnity Agreement of Daniel P. Muthard.<F*> Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.19 Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.20 Restricted Stock Plan of 1998.<F*> Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21 Employee Stock Purchase Plan of 1998.<F*> Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

27        Financial Data Schedule.

-----------------------

<F*>Management contract or compensatory plan or arrangement.