Form 10-Q
period 1999-01-31
MANATRON INC
filed 1999-03-17
CIK 798736

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

---------------------------------------------------------------------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
               JANUARY 31, 1999                    0-15264


                              MANATRON, INC.
          (Exact Name of Registrant as Specified in its Charter)


                   MICHIGAN                           38-1983228
        (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)           Identification No.)


             2970 SOUTH 9TH STREET
              KALAMAZOO, MICHIGAN                      49009
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

          The number of shares outstanding of registrant's common stock, no par value, at March 12, 1999, was 2,960,246 shares.

===========================================================================

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                    MANATRON, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                           JANUARY 31,          APRIL 30,
                                                              1999                1998
                                                          -----------         -----------
                              ASSETS
CURRENT ASSETS:
   Cash and equivalents                                   $ 2,584,340         $ 1,613,669
   Receivables, net                                         8,502,259           5,909,623
   Revenues earned in excess of billings and
      retainages on long-term contracts                     4,042,207           2,723,571
   Inventories                                                360,525             296,420
   Other current assets                                       619,950             676,255
                                                          -----------         -----------

            Total current assets                           16,109,281          11,219,538
                                                          -----------         -----------

NET PROPERTY AND EQUIPMENT                                  1,127,319           1,310,096
                                                          -----------         -----------

OTHER ASSETS:
   Long-term receivables, less current portion                612,216             567,222
   Officers' receivable                                       285,580             343,724
   Computer software development costs, net                 1,765,518           1,461,437
   Goodwill, net                                              761,710             900,334
   Other, net                                                 114,890              60,725
                                                          -----------         -----------

            Total other assets                              3,539,914           3,333,442
                                                          -----------         -----------

            Total Assets                                  $20,776,514         $15,863,076
                                                          ===========         ===========








      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                      $   155,000         $   100,000
   Accounts payable                                         1,419,221           1,099,365
   Billings in excess of revenues earned on
      long-term contracts                                   3,199,748           1,343,490
   Billings for future services                             6,364,769           4,747,231
   Accrued liabilities                                      3,249,095           3,052,561
                                                          -----------         -----------

            Total current liabilities                      14,387,833          10,342,647
                                                          -----------         -----------

DEFERRED INCOME TAXES                                         124,000             124,000
                                                          -----------         -----------

LONG-TERM DEBT                                                 75,000             125,000
                                                          -----------         -----------

OTHER LONG-TERM LIABILITIES                                        --             160,814
                                                          -----------         -----------

SHAREHOLDERS' EQUITY:
   Common stock                                             5,627,482           5,275,130
   Retained earnings                                          964,001             163,797
   Deferred compensation                                     (251,802)           (103,312)
   Unearned ESOP shares                                      (150,000)           (225,000)
                                                          -----------         -----------

            Total shareholders' equity                      6,189,681           5,110,615
                                                          -----------         -----------

            Total liabilities and shareholders' equity    $20,776,514         $15,863,076
                                                          ===========         ===========

   See accompanying notes to consolidated condensed financial statements.

                                      MANATRON, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      JANUARY 31,                      JANUARY 31,
                                               -------------------------      ----------------------------
                                                   1999          1998             1999             1998
                                               -----------    ----------      -----------      -----------
NET REVENUES                                   $ 9,355,332    $6,263,200      $26,658,609      $18,144,469

COST OF REVENUES                                 5,821,302     3,826,832       17,310,158       11,376,066
                                               -----------    ----------      -----------      -----------
        Gross profit                             3,534,030     2,436,368        9,348,451        6,768,403

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        3,218,371     2,298,107        8,550,916        6,499,665
                                               -----------    ----------      -----------      -----------
        Income from operations                     315,659       138,261          797,535          268,738

OTHER INCOME (EXPENSE), net                          7,253       (31,231)           2,667          (92,829)
                                               -----------    ----------      -----------      -----------
   Income before provision
   for federal income taxes                        322,912       107,030          800,202          175,909

PROVISION FOR FEDERAL
  INCOME TAXES (Note 2)                                 --            --               --               --
                                               -----------    ----------      -----------      -----------

NET INCOME                                     $   322,912    $  107,030      $   800,202      $   175,909
                                               ===========    ==========      ===========      ===========

BASIC EARNINGS PER SHARE                       $       .11    $      .04      $       .28      $       .06
                                               ===========    ==========      ===========      ===========

DILUTED EARNINGS PER SHARE                     $       .10    $      .04      $       .25      $       .06
                                               ===========    ==========      ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                                       MANATRON, INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                NINE MONTHS ENDED
                                                                                   JANUARY 31,
                                                                      -----------------------------------
                                                                          1999                    1998
                                                                      -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   800,202             $   175,909
   Adjustments to reconcile net income to net cash
      and equivalents provided by operating activities:
         Depreciation and amortization expense                          1,461,296               1,178,793
         Deferred compensation expense                                    148,430                  52,650
         Decrease (increase) in current assets:
            Receivables, net                                           (2,592,636)               (780,641)
            Revenues earned in excess of billings and
               retainages on long-term contracts                       (1,318,636)               (248,688)
            Inventories                                                   (64,105)                209,392
            Other current assets                                           56,305                 128,369
         Increase (decrease) in current liabilities:
            Accounts payable and accrued liabilities                      516,390                (254,567)
            Billings in excess of revenues earned on
               long-term contracts                                      1,856,258                  42,232
            Billings for future services                                1,617,538                 835,939
                                                                      -----------             -----------

               Net cash and equivalents provided by
                  operating activities                                  2,481,042               1,339,388
                                                                      -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in long-term receivables                                       13,150                 340,441
   Other, net                                                            (105,966)                  3,411
   Investments in computer software                                      (871,162)               (425,523)
   Net additions to property and equipment                               (521,013)               (340,851)
                                                                      -----------             -----------

               Net cash and equivalents used for investing
                  activities                                           (1,484,991)               (422,522)
                                                                      -----------             -----------






CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuances (repurchases) of common stock, net                            80,434                (184,430)
   Purchase of common stock for ESOP                                       50,000                  50,000
   Increase (decrease) in long-term debt                                    5,000                (960,000)
   Decrease in long-term liabilities                                     (160,814)               (163,900)
                                                                      -----------             -----------

               Net cash and equivalents used
                  for financing activities                                (25,380)             (1,258,330)
                                                                      -----------             -----------

CASH AND EQUIVALENTS:
   Increase (decrease)                                                    970,671                (341,464)
   Balance at beginning of period                                       1,613,669                 457,691
                                                                      -----------             -----------

   Balance at end of period                                           $ 2,584,340             $   116,227
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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly
     (a) the financial position of the Registrant as of January 31, 1999, and April 30, 1998, and (b) the results of its operations for the nine-months ended January 31, 1999 and 1998, and (c) cash flows for the nine-months ended January 31, 1999 and 1998.

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

     As of April 30, 1998, the Company had tax loss carryforwards of approximately $211,000 and a valuation allowance of approximately $746,000 remaining which will be utilized to offset any provision for federal income taxes in fiscal 1999. Approximately $280,000 of this valuation allowance has been used to offset the provision for income taxes for the nine months ended January 31, 1999. The tax loss carryforwards are available to offset future taxable income through the year 2011.

(3)  COMPREHENSIVE INCOME

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company adopted this standard effective May 1, 1998. Total comprehensive income was the same as net income for the three and nine month periods ended January 31, 1999 and 1998, respectively.

(4)  EARNINGS PER SHARE

     The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   JANUARY 31,                     JANUARY 31,
                                           -------------------------       ---------------------------
                                             1999            1998             1999            1998
                                           ----------     ----------       ----------       ----------
Numerators:
  Net income                               $  322,912     $  107,030       $  800,202       $  175,909
                                           ==========     ==========       ==========       ==========

Denominators:
  Denominator for basic earnings
    per share, average outstanding
    common shares                           2,943,463      2,810,588        2,909,516        2,823,426

  Potential dilutive shares resulting         278,599         48,550          258,997           59,973
                                           ----------     ----------       ----------       ----------

  Denominator for diluted earnings
     per share                              3,222,062      2,859,138        3,168,513        2,883,399
                                           ==========     ==========       ==========       ==========

Earnings Per Share:
  Basic                                    $      .11     $     0.04       $      .28       $     0.06
                                           ==========     ==========       ==========       ==========
  Diluted                                  $      .10     $     0.04       $      .25       $     0.06
                                           ==========     ==========       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues of $9,355,332 for the three months ended January 31, 1999, have increased by 49% in comparison to the $6,263,200 of net revenues that were reported for the comparable period in the prior fiscal year. Year to date net revenues of $26,658,609 also have increased by 47% in comparison to the $18,144,469 of net revenues that were reported for the nine months ended January 31, 1998. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance, and forms processing and printing.

Service revenues have increased by 49% in the current quarter and 44% on a year-to-date basis over the comparable prior year amounts primarily because of the new revaluation contracts totaling approximately $30.0 million that were signed with Allegheny County (Pittsburgh), Pennsylvania, and Hamilton County (Cincinnati), Ohio, during fiscal 1998. In addition, as previously reported, the Company signed a new contract with Dauphin County (Harrisburg), Pennsylvania, in June of 1998 which includes approximately $3.6 million of revaluation services. As of January 31, 1999, approximately $9.3 million of fees have been recognized as revenue on these projects. As of January 31, 1999, the Company's backlog for appraisal services was approximately $26.1 million versus $31.8 million at April 30, 1998.

Revenues from hardware, software, and supply sales have increased by 51% in the current quarter and 56% on a year-to-date basis over the comparable prior year amounts primarily because of additional upgrades by existing and new customers in the midwest. Many of the orders are a result of year 2000 upgrades. These increases are also due to the tax accounting and internet contract that was signed with Franklin County, Ohio in the fall of 1998. Finally, the Company completed a special project for the Ohio Office of Criminal Justice Services to provide hardware and software for electronic reporting of criminal dispositions in 50 of its sites in Ohio.

As a result of the increase in net revenues, cost of revenues for the three months ended January 31, 1999, also increased 52% to $5,821,302 versus the comparable prior year amount of $3,826,832. In addition, year to date cost of revenues of $17,310,158 have increased by 52% in comparison to the $11,376,066 of costs that were reported for the nine months ended
January 31, 1998. Margins have decreased from 39% in the prior year quarter to 38% in the current quarter and from 37% to 35% on a year-to-date basis because of the increase in service and hardware revenues, which typically generate a lower margin than software sales.

Selling, general, and administrative expenses have increased by 40% and 32% to $3,218,371 for the three months and $8,550,916 for the nine months ended January 31, 1999, compared to $2,298,107 and $6,499,665 for the same periods in the prior fiscal year. These increases primarily are due to additional staff, annual salary adjustments and other increased costs associated with the ongoing development and rollout of the Company's new software products, including Year 2000 compliance work.

As a result of the factors noted above, the Company reported a 128% increase in its operating income for the three months and a 197% increase for the nine months ended January 31, 1999, versus the comparable periods in the prior year. Operating income for the current quarter was $315,659 compared to $138,261 while the year-to-date amounts were $797,535 and $268,738, respectively. In addition, interest expense, which is included in other expense, has decreased from $126,868 to $40,427 because the Company has reduced its average outstanding indebtedness.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate is generally impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK Information Services and Specialized Data Systems. However, as described in Note 2, the Company has not recorded a provision for federal income taxes for the three or nine months ended January 31, 1999, because certain unrecorded future tax benefits, including the Company's tax loss carryforwards, will be utilized to offset it.

As a result of the factors noted above, the Company reported net income of $322,912 or $.11 per share for the three months and $800,202 or $.28 per share for the nine months ended January 31, 1999, versus $107,030 or $.04 per share and $175,909 or $.06 per share for the comparable periods in the prior fiscal year. This equates to an improvement over the prior year of 202% and 355%, respectively.

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

     INTERNAL DATA PROCESSING

The Company's internal data processing systems include hardware and software that facilitates its business operations. The internal systems include:

-    customer information systems
-    accounting, human resource, and payroll systems
-    customer support systems

The Company's Technical Services department has spearheaded the effort to manage these systems through a smooth year 2000 conversion. Currently, the Company's internal hardware and operating systems have been inventoried and are substantially year 2000 compliant. The internal software systems are in varying degrees of compliance with the target being to have them all compliant by mid-1999. The Company is currently implementing a new, year 2000-compliant, corporate-wide "customer care" software product to replace its customer information and support systems. The Company also has a planned project to replace its internal financial software with a new, more capable system which is year 2000 compliant. The Company is evaluating several software products. The selection, purchase and implementation of such products is targeted for completion before June 30, 1999. The Company believes that its internal systems will be able to effectively support its operations through the year 2000 and beyond.

     THE COMPANY'S SOFTWARE PRODUCTS

A core strategy of the Company is to develop and market turnkey software systems for local government. Most of these products have some dependency on dates. As such, the Company has been working to update them to properly handle years after 1999. Of the Company's 91 major products, only 63 are targeted for compliance. The others are either being discontinued or replaced by more modern products. As of January 31, 1999, this effort is estimated to be almost 90% complete. For comparison, as of January 31, 1998, this effort was estimated to be only about 13% complete, and as of July 31, 1998 about 60% complete. The Company believes that it has significant momentum to complete the necessary programming to render its products year 2000 compliant. As of January 31, 1999, the breakdown is as follows:

-    Products that are compliant                  62%
-    Products in QA Phase                         19%
-    Products in Programming Phase                 5%
-    Products with analysis completed              8%
-    Products not yet started                      6%

The remaining development work is minimal and centers primarily around niche applications with limited scale deployment. The Company expects to use the balance of 1999 to focus on its customers and ensure that their systems are upgraded and functional prior to January 1, 2000.

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

     CONTINGENCY PLAN

The Company believes its plan will support the year 2000 rollover both internally and for its installed customer base. However, the Company is presently preparing contingency plans to further reduce the risk associated with the year 2000 issues. Internally, the Company has purchased the year 2000 version of its current financial software even though it intends to implement a new system before the end of 1999. In addition, for both internal and external purposes, the Company is planning staffing levels and limiting vacations during critical periods so that adequate technical resources will be available to quickly address issues that may arise.

The Company will continue to assess the impact of, and work on, the year 2000 issues throughout fiscal 1999. The Company's goal is to upgrade its customers' systems and applications during 1999 and to have all remaining targeted systems and applications compliant with the century change by June 1999, which would allow the Company to have time to address any last minute issues.

The Company has spent between approximately $400,000 to $600,000 in connection with year 2000 issues to date and expects that it will spend approximately $110,000 to $170,000 during 1999. The costs to implement the year 2000 changes primarily consist of personnel expense for staff dedicated to identifying, assessing, remediating, and testing year 2000 issues and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

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

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 compliant, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption, the ability to locate and correct all relevant computer codes, and similar uncertainties. As a result, the Company is continuing to evaluate the possible internal and external scenarios that might have an adverse effect on the Company, so that it can plan accordingly.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of $1,721,448 at January 31, 1999, has increased by 96% compared to the April 30, 1998, amount of $876,891. These levels reflect current ratios of 1.12 and 1.08, respectively. The increase in working capital primarily is due to the increase in receivables which are a result of the higher amount of revenues that the Company is reporting versus the prior year.

Shareholders' equity at January 31, 1999, increased by $1,079,066 to $6,189,681 from the balance reported at April 30, 1998, because of $80,434 of employee stock purchases, $800,202 of net income, and $148,430 of deferred compensation expense that occurred during the first nine months. As a result, book value per share has increased to $2.09 as of January 31, 1999, from $1.80 at April 30, 1998.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $521,000 for the nine months ended January 31, 1999, are approximately 53% higher than the $341,000 of capital expenditures reported for the comparable period in the prior fiscal year. The net capital expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. In addition, the Company recently purchased a corporate-wide "customer care" software product to replace its Legacy system that was not year 2000 compliant.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. On October 9, 1998, the Company entered into a new loan agreement with Comerica Bank which replaces its Revolving Credit Agreement dated as of November 11, 1994. This new agreement provides a $3.0 million line of credit to the Company at prime through November 1, 2000. As of January 31, 1999, no borrowings were outstanding under this line of credit. In addition, as of January 31, 1999, the Company owed $80,000 on acquisition-related debt and $150,000 on its ESOP loan. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

     10.1 Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

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

     10.16 Manatron, Inc. Executive Incentive Plan for 1999.<F*> Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

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

     10.22 Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998.

     10.23 Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998.

     10.24 Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan.

     10.25 Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc.

     10.26 Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc.

     10.27 Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998.

     10.28 Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998.

     10.29     Security Agreement between Comerica Bank and Atek
               Information Systems, Inc., dated October 9, 1998.

     27        Financial Data Schedule.
_______________________

<F*>Management contract or compensatory plan or arrangement.

     (b) No reports on Form 8-K were filed during the three months ended January 31, 1999.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 15, 1999              By /S/ PAUL R. SYLVESTER
                                      Paul R. Sylvester
                                      President, Chief Executive Officer,
                                        and Treasurer (Principal Executive
                                        Officer)



Date:  March 15, 1999              By /S/ JOSEPH ZALEWSKI
                                      Joseph Zalewski
                                      Vice President-Finance and Chief
                                        Financial Officer (Principal
                                        Financial and Accounting Officer)

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

    10.16 Manatron, Inc. Executive Incentive Plan for 1999.<F*> Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

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

    10.22 Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998.

    10.23 Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998.

    10.24 Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan.

    10.25 Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc.

    10.26 Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc.

    10.27 Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998.

    10.28 Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998.

    10.29 Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998.

    27        Financial Data Schedule.
_______________________

<F*>Management contract or compensatory plan or arrangement.