Form 10-K405
period 1999-04-30
MANATRON INC
filed 1999-07-29
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 1999

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

Yes      X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant based on the last sale price on July 23, 1999, was approximately $10,281,276.

As of July 23, 1999, 3,313,238 shares of the Registrant's Common Stock, no par value, were outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Registrant's annual shareholders' meeting to be held October 7, 1999, are incorporated by reference into Part III of this report.

PART I

Item 1. Business .

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

          In 1990, Manatron acquired PC-based tax and vehicle registration software developed for use in Georgia from Charter Micro Applications, Inc., of Savannah, Georgia. Enhanced versions of this software still are being used by a number of customers in Georgia. In March of 1992, Manatron acquired by merger all of the outstanding stock of Specialized Data Systems, Inc. ("SDS"), a then 10-year old computer software company located in Greenville, North Carolina. SDS had installed its PC-based software (primarily fund accounting, payroll, property tax billing, and utility billing) in approximately 300 cities and 50 counties in the Southeastern United States. Today, the Company still is serving 309 customers with enhanced versions of SDS software and with software products that Manatron and Sabre Systems and Service ("Sabre") have developed.

          In July of 1993, Manatron acquired all of the outstanding stock of ATEK Information Services, Inc. ("ATEK"), a then 25-year old computer software company located in Canton, Ohio and Indianapolis, Indiana. Like Manatron, ATEK served local governments with a similar suite of products and services; however, ATEK's software primarily operated on Digital Equipment Corporation ("DEC") VAX or Alpha computers. ATEK, which had been Manatron's largest competitor in Indiana and Ohio before its acquisition, installed software in approximately 50 counties in Indiana and 20 counties in Ohio to perform various functions such as financial accounting, property tax billing, child support accounting, and court accounting. Today, 77 out of 92 counties in Indiana and 70 out of 88 counties in Ohio are utilizing enhanced versions of ATEK software in addition to the software products that Manatron and Sabre have developed.

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

          In November of 1994, Manatron acquired substantially all of the assets of the Ohio-based Real Estate Services Division from Moore Business Forms, Inc., known as Sabre, which had been another major competitor of the Company. At that time, Sabre was the second largest provider of mass appraisal services to local governments in the country with a strong presence in Indiana and Ohio, one of Manatron's major market areas. In addition to Indiana and Ohio, Sabre also had a presence in Connecticut, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island, and more recently, South Carolina and Virginia. In addition, Sabre has developed property tax and appraisal software which it markets along with property mapping services, hardware, and support services. Sabre's software primarily functions on DEC VAX or Alpha hardware, although recent developmental efforts have been focused on providing appraisal systems which function in a client server environment.

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

          In June of 1999, Manatron acquired by merger all of the outstanding stock of ProVal Corporation ("ProVal"), a 26-year old computer software company with headquarters in Springfield, Ohio. ProVal has installed its PC-based software (primarily computer-assisted mass appraisal "CAMA," trademarked as ProVal®, and tax systems) in approximately 16 states and three Canadian provinces. Written in C++ code, ProVal® also is consistent with Manatron's focus on component-based software using MicroSoft's DCOM object technology and operates in a MicroSoft Windows NT client-server environment supporting multiple database engines (including Informix, MicroSoft SQL and Oracle). In addition to expanding the Company's presence in the Midwest (particularly Indiana), this acquisition provides Manatron with national recognition in the appraisal market.

          As a result of all of these acquisitions, the Company has been focusing its efforts on upgrading its large customer base and consolidating the common software products into a single "Open Window" series of products that utilize emerging client/server standards, including MicroSoft Windows, relational databases, component-based standards such as MicroSoft DCOM, and that fully embrace the Internet. Currently, the Company serves over 1,600 customers in 29 states with concentration in the Midwest, Northeastern, and Southeastern regions of the United States, and three Canadian provinces.

Products

          The Company designs, develops, markets, and supports a family of Web-based and client/server application software products for county, city, and municipal governments. The products support both back-office processes for government agencies as well as "virtual courthouse" needs and provide World Wide Web access to information for industry professionals and the public. The Company specializes in keeping its application software in compliance with the varying requirements of state statues. A significant feature of the Company's software is that the applications are tied together, thus eliminating duplication of functions.

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

          Manatron Visual Property Products Connect (MVP-Connect) Series

          The Company provides world-class Inter/Intranet products to local governments. These products provide a multi-platform, remotely accessible means of distributing property and recorder based information, 24 hours a day, without the need for training or high-end equipment. This product also provides real-time mapping and image conversion, enabling multiple governmental organizations to leverage their data with each other and greatly increase the value to the end user. The MVP-Connect series provides all of this through a browser-only interface and utilizes state-of-the art search capabilities. The Company currently hosts multiple sights totaling well in excess of 1 million parcels with a few customers in excess of 250,000 parcels each. All of the MVP-Connect series of products have minimal hardware and bandwidth requirements and install in minutes.

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

          Judicial Information

          The Company has developed highly flexible and user definable judicial information systems which are available for all levels of government and consist of the following modules: (i) Case Management; (ii) Court Accounting; (iii) Prosecution Management; (iv) Probation Tracking; (v) Jury Management; (vi) Child Support; and (vii) Voter Registration. In addition, the Company has added the capability of searching court dates through the Internet. The Case Management module encompasses civil, criminal, traffic fine, and court docket functions. The Court Accounting module tracks all fines, court costs, and bonds in addition to providing necessary reports to a governmental unit. The Prosecution Tracking module is a management record keeping and financial module for prosecutors in trial courts. The Probation Tracking module is a case tracking, record keeping, and financial system for probation departments. The Jury Management module facilitates the selection of jurors as well as payments to jurors for jury duty. The Child Support module provides for a complete financial accounting of divorce, paternity, and alimony cases, including Title IV-D reporting. The Voter Registration module oversees the legal record keeping requirements, jury selection, and maintenance of an unlimited voting history and can be integrated with imaging which facilitates the storage of signatures. Each module can be used alone or can be interfaced with the other modules to produce a complete and thorough court management system.

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

          Through its Sabre appraisal division, Manatron provides mass revaluation appraisal services to local governments. The real estate services are a natural product extension for the Company, as many Manatron "turn-key" systems customers also contract periodically for mass appraisal services. Sabre is one of the largest vendors of mass appraisal services in the United States. A typical mass appraisal engagement is performed under a fixed-price contract over an 18- to 24-month time frame. Using the advanced technology of its appraisal software products, Sabre has developed a flexible methodology for appraisal delivery, which enables Sabre to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, computer analysis, and sound judgment of professional appraisers, Sabre assesses a value to each parcel of property in a jurisdiction. Sabre supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

          In April of 1998, the Company received a contract to reappraise every property in Allegheny County (Pittsburgh), Pennsylvania over the next two and a half years. The contract was valued at approximately $24 million, making it the largest ever for the Company and one of the largest for the assessment services industry. Under the terms of the agreement, the Company's appraisal division (Sabre) originally was contracted to locate and appraise approximately 600,000 parcels of residential, agricultural, commercial, industrial, and exempt properties and install its CAMA system to maintain and access the information. The Company also will assist in supporting these new appraised values to the public through a hearing process. As of April 30, 1999, the Company has completed approximately 40% of this project.

          The Company also provides services for governments at its Illinois, Michigan, and Ohio facilities, such as the creation of digital maps, and preparation and/or printing of property tax bills.

Marketing and Sales

          The Company primarily markets its products through its regional offices in Georgia, Illinois, Indiana, Michigan, Missouri, North Carolina, Ohio, and Rhode Island. Manatron plans the opening of each new office based on a review of marketing opportunities and financial analysis within a particular region. The Company also markets its products through nonexclusive dealer arrangements.

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

          The Company's major competitors for client-server and Inter/Intranet related systems and services are generally small local software and service firms, which often are able to offer less expensive solutions or to develop long-term relationships with key governmental officials. Generally, these smaller firms can sell hardware and services at reduced amounts because of their small amount of overhead. The Company also competes with national software developers such as Business Records and Systems, Tyler Technologies, Inc., and Computer Technologies which have greater financial, technical, and human resources than the Company. The manufacturers of the computer hardware distributed by the Company may begin to expand the marketing of their applications software to compete with the Company. The Company could be adversely affected if a large computer manufacturer associates itself solely with a third-party software supplier and targets the local government data processing market, or if any large property services or database company acquires, merges, or associates itself with a competing firm.

          Furthermore, applications software also is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products.

          Competition in mass appraisal services comes from a number of small local firms and only one other national firm, Cole Layer and Trumble of Dayton, Ohio, a division of Day & Zimmerman, Inc. Small local firms often can offer less expensive mass appraisal services and products than the Company or can develop long-term relationships with key governmental officials.

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

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands, and the needs of its customers. Manatron emphasizes research and development and commits significant resources to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to computer software development costs. Systems programming and support expenses were approximately $3.7 million, $3.3 million, and $2.6 million for the fiscal years ended April 30, 1999, 1998, and 1997, respectively. Certain of these expenses are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" as described in the Notes to Consolidated Financial Statements contained in this Form 10-K.

          During fiscal 1999, the Company continued to focus on the development of its Open Window® series financial and payroll product. The Company shipped the second major release of this product during fiscal 1998. Version 2 contains significant functionality enhancements, new modules, and numerous technical improvements including a robust end-user reporting environment. These products run on the latest 32-bit MicroSoft Windows operating systems and support the Company's effort to replace its many legacy financial products with a state of the art, client/server suite to meet the market demand and improve efficiency. The products contain additional features gleaned from the Company's customer base, existing products, and other financial packages and represent a significant improvement for the Company's customers. More importantly, as these products are introduced to its customers, the Company will strive to reduce some of the redundancies which currently occur because its support staff has often been supporting multiple financial and payroll systems previously developed and sold by the different companies the Company has acquired.

          During fiscal 1999, the Company continued a major retooling effort for its product development. MiRiAD, the Company's product development methodology, represents a shift to component-based development based upon industry standards such as Microsoft Distributed Component Object Model (DCOM). This new methodology is expected to reduce software development costs and support costs while resulting in "best-in-class" products. The Company completed development of its first product, Visual Tax® for Illinois Mobile Homes, using this new methodology. In addition, significant progress was made on the Company's new, MVP (Manatron Visual Property) Tax product. Initially, this product is targeted for customers in Indiana and Ohio. Subsequent releases are expected to focus on additional states. The component-based architecture will allow the Company's customers to integrate its products with other tools such as word processors, spreadsheets, and GIS (mapping) applications specifically due to the Company's adherence to industry standards.

          In fiscal 1998, the Company released its first "Connect Series," Internet-based products. MVP-Connect is a completely web-centric public inquiry product for the Company's property tax and appraisal software customers. The first customer went live on the Internet during the third quarter of 1998 experiencing over 1,000 distinct users per day during the initial weeks. This product continues to generate tremendous excitement both as an Internet site and as an Intranet site for customers who want a web-based public inquiry product but are not ready to support Internet users. The Company also emphasized development of its SMDA 2000 appraisal software during fiscal 1998, particularly with respect to making the product functional in new market territories and to support the Allegheny County and Hamilton County contracts. Also, the Company invested significantly in its MIRRS product supporting a commitment to providing the industry's best recording and indexing product and to support marketing efforts in new territories.

          During fiscal 2000, the Company will continue its focus on building industry-leading products based on component-based technology. Specifically, the Company expects to release version 3 of its MVP-Connect Internet product in the fall of 1999. This version will include support for a subscription model, which provides enhanced security and e-commerce capabilities. In addition, the new version will provide enhanced functionality and multi-lingual support (up to five languages). The Company also recently introduced its second major Internet-based product, MIRRS®-Connect. Also, recently acquired ProVal Corporation historically has invested approximately 30% of its annual revenues on development and upgrading of its products. Through the conjunction of effort between ProVal and SMDA 2000 development terms the Company will continue the development of a new component-based CAMA product. These efforts will form a completely integrated property management system, MVP-Connect, comprised of property tax, appraisal, recording/indexing, and other modules. Finally, the Company expects to complete the year 2000 coding for its legacy products in the remainder of 1999. This process has been underway for much of the past two and one-half years and has seen substantial progress.

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

Backlog

          At April 30, 1999, the Company's backlog of orders for hardware, software, and services (including mass real estate appraisal) was approximately $34.2 million, compared with approximately $39 million at April 30, 1998. This decrease primarily was due to the approximate 40% execution of the previously mentioned Allegheny contract. Backlog can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns. Accordingly, a comparison of backlog from quarter to quarter is not necessarily instructive and may not be indicative of eventual actual shipments.

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

Employees

          As of July 1, 1999, the Company had 380 full-time employees, 214 duration employees, 43 temporary employees, and six part-time employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees.

          The majority of the Company's employees are not represented by a labor union. There are, however, approximately 122 employees working on the Allegheny County project who are represented by the Service Employers International Union, AFL-CIO. No work stoppages have been experienced and management presently considers its relations with employees to be positive.

          An approximate breakdown of the Company's employees is as follows:

Executive	3%
Administrative	7%
Development	7%
Sales and Marketing	3%
Service and Support	20%
Appraisal	60%

Total	100%

Item 2.      Properties .

          The principal executive and administration offices are located in a building owned by Manatron in Kalamazoo, Michigan, which consists of approximately 12,300 square feet. The Company also rents office and/or warehouse space in Georgia, Illinois, Indiana, Michigan, Missouri, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, and South Carolina. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 1999, amounted to approximately $834,000.

          Management considers all of its offices to be well maintained, in good operating condition, and suitable and adequate for their intended purposes.

Item 3.      Legal Proceedings .

          The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the outcome of any litigation currently pending will not materially affect the Company's financial condition or results of operations.

Item 4.      Submission of Matters to a Vote of Security Holders .

          No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

Supplemental Item .    Executive Officers of the Registrant .

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

          J. Wayne Moore (age 58) joined the Company in 1999 when the Company acquired ProVal Corporation. Mr. Moore was President of ProVal Corporation before its acquisition and was named President of Manatron ProVal Corporation, the Company's new appraisal software products subsidiary. Mr. Moore has 26 years experience developing computer assisted mass appraisal systems. Mr. Moore is chief architect and designer of the trademarked ProVal® software system.

          Daniel P. Muthard (age 50) joined the Company in 1994 when the Company acquired Sabre. Mr. Muthard was Vice President of the Company's appraisal operations until June of 1998, at which time he was named President of the Appraisal Division following the death of Melvin J. Trumble, the Company's previous leader of the Appraisal Division.

          James W. Sanderbeck (age 49) joined the Company in 1993 when the Company acquired ATEK. Mr. Sanderbeck was President of ATEK before its acquisition by the Company and from 1993 to 1996, Mr. Sanderbeck was involved in sales management. In April of 1996, Mr. Sanderbeck was named Chief Operating Officer of the Company and is primarily responsible for overseeing the national sales and delivery of services to the Company's customers through its regional offices.

          Early L. Stephens (age 36) joined the Company in 1986 and worked as a programmer/analyst. From 1988 until July 1997, Mr. Stephens was Project Manager-Management Information Systems at Western Michigan University and was responsible for the implementation of client server applications in LAN environments. In June 1996, Mr. Stephens returned to the Company and was named Chief Technology Officer and is responsible for software product development, establishment of technology standards for the Company's products and services, and development of strategic plans.

          Joseph Zalewski (age 41), a Certified Management Accountant, joined the Company in October 1998 and serves as Vice President-Finance and Chief Financial Officer. Before joining the Company, from August 1997 until October 1998, Mr. Zalewski operated as an Independent Consultant specializing in small business and distressed firms management. From July 1994 until August 1997, Mr. Zalewski was employed by Montgomery Financial Management ("MFM") of San Mateo, California most recently as Managing Director of MFM's Lansing, Michigan office. From March 1991 until July 1994, Mr. Zalewski served as President, Chief Operating Officer and Chief Financial Officer of Redlake Corporation in Morgan Hill, California.

PART II

Item 5.      Market for Registrant's Common Stock and Related Shareholder Matters .

          Manatron's Common Stock is traded over-the-counter and is regularly quoted on The Nasdaq SmallCap Market under the symbol "MANA."

          The following table shows the range of high and low sales price quotations reported by The Nasdaq SmallCap Market for the years ended April 30, 1999 and 1998:

	1999		1998
Quarter	Low	High	Low	High

May - July	$3.000	$5.625	$1.5000	$2.2500
August - October	3.375	4.750	1.8125	2.1250
November - January	3.375	5.875	1.5000	2.0625
February - April	4.375	6.125	1.4375	7.5000

          The Company historically has not paid cash dividends. The Company has, however, paid 5% stock dividends in 1992, 1993, and 1994. The Company currently does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but instead intends to retain earnings, if any, for the operation and expansion of the Company's business.

          As of July 1, 1999, the Company's Common Stock was held by approximately 1,200 shareholders, 238 of which were registered.

Item 6.      Selected Financial Data .

          The following table sets forth selected financial data of the Company for the periods indicated and has been derived from and should be read in connection with the Company's Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The annual income statement and balance sheet data set forth below for the years 1995 through 1999 have been derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP, independent auditors.

	Five-Year Operating and Financial Summary

	Years Ended April 30,
	1999	1998	1997	1996(1)	1995

Operating Results:

Net revenues	$37,549,264	$24,791,881	$22,016,988	$23,946,243	$24,768,515

Gross profit	13,005,142	9,473,074	8,636,635	8,427,625	9,564,453

Income (loss) from operations	1,251,840	402,840	(160,000)	(2,870,606)	1,010,162

Other income (expense), net	52,730	(89,069)	(246,659)	(368,808)	(245,755)

Net income (loss)	1,304,570	313,771	(406,659)	(3,039,414)	437,407

Basic earnings (loss) per share	.45	.11	(.14)	(1.03)	.15

Diluted earnings (loss) per share	.41	.11	(.14)	(1.03)	.15

At Year-end:

Cash and equivalents	6,511,266	1,613,669	457,691	352,074	437,327

Total assets	23,228,429	15,863,076	14,854,268	16,583,187	20,988,190

Long-term debt	50,000	125,000	1,110,000	3,500,000	4,784,000

Book value per share	$ 2.28	$ 1.80	$ 1.68	$ 1.80	$ 3.06

(1)    The 1996 results include a one-time $1.6 million management restructuring charge, or $.54 per share, primarily related to the retirement of Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, as further discussed in the accompanying Notes to Consolidated Financial Statements.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations .

          The following section provides a narrative discussion about Manatron's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's

Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations: Fiscal Year 1999 Compared to Fiscal Year 1998

          Net revenues of $10,890,655 for the three months ended April 30, 1999 have increased by 64% compared to the $6,647,412 of net revenues that were reported for the fourth quarter in the prior fiscal year. Annual net revenues of $37,549,264 for fiscal 1999 are 51% higher than the $24,791,881 of net revenues that were reported for the prior fiscal year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, and forms processing and printing.

          In general, the net revenue increase is primarily due to the execution of major appraisal service contracts and increased software and hardware sales as a result of year 2000 compliance. Specifically, service revenues have increased by 51% over the prior year primarily because of revenues received from the revaluation contracts signed with Allegheny County (Pittsburgh), Pennsylvania, Dauphin County (Harrisburg), Pennsylvania, and Hamilton County (Cincinnati), Ohio. These contracts which totaled approximately $33.5 million had a major impact on the financial results for fiscal 1999 and will continue to do so in fiscal 2000. As of April 30, 1999, approximately $14 million has been recognized as revenue on these projects. As of April 30, 1999 the Company's backlog for appraisal services was approximately $23.2 million compared to $31.8 million at April 30, 1998.

          Revenues from hardware, Company software, third party software, and supply sales have increased by 53% over the prior year primarily because of additional upgrades by existing and new customers in the Midwest. Many of the orders are a result of year 2000 upgrades. These increases also are due to the tax accounting and Internet contract that was signed with Franklin County, Ohio in the fall of 1998 as well as the recognition of revenue on approximately six other counties that purchased the Company's Internet (MVP-Connect) product. Finally, the Company completed a special project for the Ohio Office of Criminal Justice Services to provide hardware and software for electronic reporting of criminal dispositions in 50 of its sites in Ohio.

          Cost of revenues for the three months ended April 30, 1999 increased 83% to $7,233,964 compared to $3,942,741 for the fourth quarter in the prior fiscal year. Annual cost of revenues increased by 60% from $15,318,807 in the prior fiscal year to $24,544,122 for the year ended April 30, 1999. These increases are primarily due to the improvement in net revenues noted above. The prior fiscal year gross margins were approximately 41% for the fourth quarter and 38% for the year while the current fiscal year margins were 34% and 35%, respectively. These margin fluctuations are due to changes in the mix of revenues. For example, margins on hardware, third party software, and services typically are lower than the margins on licenses of Company software.

          Selling, general, and administrative expenses have increased by 25% to $3,202,386 for the three months ended April 30, 1999 compared to $2,570,569 for the fourth quarter in the prior fiscal year. Annual selling, general, and administrative expenses have increased 30% from $9,070,234 in fiscal 1998 to $11,753,302 in fiscal 1999. These increases are primarily due to annual salary adjustments and additional software development staff needed for ongoing development and rollout of the Company's new software products in conjunction with year 2000 compliance work.

          As a result of the factors noted above, the Company reported operating income of $454,305 for the three months ended and $1,251,840 for the year ended April 30, 1999. This reflects significant improvement over the comparable prior year operating income of $134,102 for the three months ended and $402,840 for the year ended April 30, 1998.

          Interest expense has decreased from $140,794 in fiscal 1998 to $50,199 in fiscal 1999 because the Company reduced its average outstanding debt by approximately $1 million. Currently the Company does not have an outstanding balance on its $3 million line of credit.

          The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and SDS. However, as more fully described in the accompanying Notes to Consolidated Financial Statements, the Company has not recorded a provision for federal income taxes for the year ended April 30, 1999 because a portion of its valuation allowance has been utilized to offset it.

          As a result of the factors noted above, the Company reported net income of $504,368 or $.16 per share for the three months ended and $1,304,570 or $.41 per share for the year ended April 30, 1999, compared to net income of $137,862 or $.05 per share and $313,771 or $.11 per share for the comparable periods in the prior fiscal year. All per share amounts are diluted. This equates to an improvement over the prior year of 266% for the comparable quarter and 316% for the comparable fiscal year. Weighted average shares outstanding have increased primarily because the Company issued restricted stock to a number of technical employees and because a number of other employees have exercised stock options.

Results of Operations: Fiscal Year 1998 Compared to Fiscal Year 1997

          Net revenues of $6,647,412 for the three months ended April 30, 1998 increased by 20% compared to the $5,549,496 of net revenues that were reported for the fourth quarter in fiscal 1997. Annual net revenues of $24,791,881 for fiscal 1998 were 13% higher than the $22,016,988 of net revenues that were reported for fiscal 1997. The components of revenue and the nature of the Company's business for these two years is similar to the previous description for fiscal 1999.

          Service revenues increased by 14% over fiscal 1997 primarily because of the new revaluation contracts that were signed with Allegheny County (Pittsburgh), Pennsylvania and Hamilton County (Cincinnati), Ohio during fiscal 1998, totaling $30 million. As a result, the Company's backlog for appraisal services at April 30, 1998 was more than twice the amount it was at April 30, 1997.

          Revenues from hardware, software, and supply sales increased by 7% over fiscal 1997 primarily because of additional software license fees from new and legacy products. Hardware sales decreased because of increased competition and reduced prices industry wide. While software license fees increased, the Company's revenues in this area were relatively flat while the Company made further efforts toward the development, reengineering, and deployment of the new property tax, appraisal, financial, and MIRRS products.

          Cost of revenues for the three months ended April 30, 1998 increased 19% to $3,942,741 compared to $3,324,509 for the fourth quarter in fiscal 1997. Annual cost of revenues increased by

14% from $13,380,353 in fiscal 1997 to $15,318,807 for the year ended April 30, 1998. These increases were primarily due to the improvement in net revenues noted above. Fiscal 1997 gross margins were approximately 40% for the fourth quarter and 39% for the year while the 1998 fiscal year margins were 41% and 38%, respectively. These margin fluctuations were due to changes in the mix of revenues.

          Selling, general, and administrative expenses increased by 16% to $2,570,569 for the three months ended April 30, 1998 compared to $2,214,658 for the comparable period in fiscal 1997. Annual selling, general, and administrative expenses increased 3% from $8,796,635 in fiscal 1997 to $9,070,234 in fiscal 1998. These increases were primarily due to annual salary adjustments and additional software development staff.

          As a result of the factors noted above, the Company reported operating income of $134,102 for the three months ended and $402,840 for the year ended April 30, 1998. This reflected significant improvement over the reported amounts of operating income of $10,329 for the three months ended April 30, 1997 and an operating loss of $160,000 for the year ended April 30, 1997.

          Interest expense decreased from $305,632 in fiscal 1997 to $140,794 in fiscal 1998 because the Company's average borrowings under its line of credit were approximately $2 million lower in fiscal 1998 than they were in fiscal 1997.

          The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally was impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and SDS. However, as described in the accompanying Notes to Consolidated Financial Statements, the Company did not record a provision for federal income taxes for the year ended April 30, 1998 because a portion of its valuation allowance was utilized to offset it.

          As a result of the factors noted above, the Company reported net income of $137,862 or $.05 per share for the three months ended and $313,771 or $.11 per share for the year ended April 30, 1998, versus net losses of $34,101 or $.01 per share and $406,659 or $.14 per share for the comparable periods in the prior fiscal year. Weighted average shares outstanding decreased from 2,867,711 to 2,821,547 primarily because the Company repurchased 95,200 shares of its common stock in fiscal 1998 and purchases were made by employee stock plans throughout fiscal 1998.

Quarterly Results

          The following table sets forth selected unaudited quarterly financial data for the eight quarters ended April 30, 1999:

	Fiscal 1998				Fiscal 1999

	July 31, 1997	October 31, 1997	January 31, 1998	April 30, 1998	July 31, 1998	October 31, 1998	January 31, 1999	April 30, 1999

Net revenues	$5,963,985	$5,917,284	$6,263,200	$6,647,412	$8,803,056	$9,220,221	$9,355,332	$10,890,655

Gross profit	2,141,435	2,190,600	2,436,368	2,704,671	2,830,092	2,984,329	3,534,030	3,656,691

Operating income	56,475	74,002	138,261	134,102	202,739	279,137	315,659	454,305

Other income (expense), net	(35,884)	(25,714)	(31,231)	3,760	349	(4,935)	7,253	50,063

Net income	20,591	48,288	107,030	137,862	203,088	274,202	322,912	504,368

Basic earnings per share	.01	.02	.04	.05	.07	.09	.11	.17

Diluted earnings per share	.01	.02	.04	.05	.06	.09	.10	.16

Financial Condition and Liquidity

          Working capital of $1,977,406 at April 30, 1999 has increased compared to $876,891 at April 30, 1998. These levels reflect current ratios of 1.12 and 1.08, respectively. The increase in working capital is due primarily to the Company's increases in revenues and profitability.

          Shareholders' equity at April 30, 1999 increased by $1,673,230 to $6,783,845 from the balance reported at April 30, 1998, primarily because of the $1,304,570 of net income for the year, $237,573 of stock that was issued, and $206,567 of deferred compensation expense. As a result, book value per share has increased to $2.28 as of April 30, 1999 from $1.80 at April 30, 1998.

          The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $622,000 for the year ended April 30, 1999, are 15% higher than the comparable prior fiscal year amount of $542,000. These expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel. With the exception of the $1.3 million purchase of a new corporate office in July of 1999, capital expenditures for future periods are not anticipated to be significantly different from those incurred in the current period.

          As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. On October 9, 1998, the Company entered into a new loan agreement with Comerica Bank which replaces its Revolving Credit Agreement dated as of November 11, 1994. This new agreement provides a $3 million line of credit to the Company at prime through November 1, 2000. As of April 30, 1999, no borrowings were outstanding under this line of credit. In addition, as of April 30, 1999, the Company owed $80,000 on acquisition- related debt and $125,000 on its ESOP loan. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to finance the acquisition of ProVal Corporation and the new corporate office and to meet its working capital requirements for at least the next 12 months.

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

          The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems and applications process dates using only two digits for the year. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems such as mainframe applications, personal computers, and communication systems, in the form of software failures, errors, or miscalculations. By nature, the software industry is highly dependent upon computer systems. The year 2000 issue is especially important to software vendors because most business applications have date dependencies as an integral part of their logic.

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

          Internal Data Processing

          The Company's internal data processing systems include hardware and software that facilitates its business operations. The internal systems include:

customer information systems
accounting, human resource, and payroll systems
customer support systems

          The Company's Technical Services department has spearheaded the effort to manage these systems through a smooth year 2000 conversion. Currently, the Company's internal hardware and operating systems have been inventoried and are substantially year 2000 compliant. Projects currently are underway to replace the financial system, customer information system, customer support system, and time tracking system. These projects are in varying stages of execution and are expected to be completed before the end of 1999. Where appropriate, the Company has established contingency plans to mitigate the risk of implementation delays.

          The Company's Software Products

          A core strategy of the Company is to develop and market turnkey software systems for local government. Most of these products have some dependency on dates. As such, the Company has been working to update them to properly handle years after 1999. Of the Company's 93 major products, only 71 are targeted for compliance. The others are either being discontinued or replaced by more modern products. As of April 30, 1999, this effort is estimated to be approximately 90% complete. For comparison, as of July 31, 1998 this effort was estimated to be approximately 60% complete. As of April 30, 1999, the breakdown is as follows:

products that are compliant	66%
products in QA phase	24%
products in programming phase	6%
products with analysis completed	1%
products not yet started	3%

The remaining work is primarily related to quality assurance efforts on the products that have been modified for the year 2000, but are not yet designated as compliant.

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

          Contingency Plan

          The Company believes its plans will support the year 2000 rollover both internally and for its installed customer base. However, the Company is presently preparing contingency plans to further reduce the risk associated with the year 2000 issues. Internally, the Company has purchased year 2000 compliant capacity for its current financial software even though it intends to implement a new system before the end of 1999.

          In addition, for both internal and external purposes, the Company is planning staffing levels and resource commitments so that adequate technical resources will be available to quickly address issues that may arise. This staffing plan will be comprehensive with the objective of addressing customer issues and internal staff support requirements.

          The Company will continue to assess the impact of, and work on, the year 2000 issues throughout 1999. The Company's goal is to upgrade its customers' systems and applications during 1999 and to have all remaining targeted systems and applications compliant with the century change by September 1999, which would allow the Company to have time to address any last minute issues.

          The Company has spent approximately $500,000 to $660,000 in connection with year 2000 issues to date and expects that it will spend approximately $110,000 to $270,000 during the remainder of calendar 1999. The costs to implement the year 2000 changes primarily consist of personnel expense for staff dedicated to identifying, assessing, remediating, and testing year 2000 issues and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

          Certain information contained in this Form 10-K may constitute or include forward-looking statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the Company operates; the effect of the year 2000 on the Company's business; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost, and continued availability of third party software and technology incorporated into the Company's products; cancellations of maintenance and support agreements; potential obsolescence of the Company's existing products or services; pricing and availability of equipment, materials, inventories, and programming; success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the Company's customers, including features, quality, and pricing compared to other competitive products; amount, and rate of growth in, the Company's selling, general, and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses; costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigators, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in this Form 10-K, which speak only as of the date hereof.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .

          The Company's primary market risk exposure is a potential change in interest rates in connection with its line of credit. As of April 30, 1999, no borrowings were outstanding under this line of credit. Accordingly, the Company's market risk sensitive instruments did not subject the Company to market risk exposures as of April 30, 1999.

Item 8.      Financial Statements and Supplementary Data .

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial
                  Disclosure .

          None.

PART III

Item 10.    Directors and Executive Officers of the Registrant .

          The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 7, 1999, is incorporated by reference. The information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of the Annual Report.

Item 11.    Executive Compensation .

          The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 7, 1999, is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management .

          The information contained under the caption "Voting Securities," "Ownership of Common Stock," and "Securities Ownership of Management" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 7, 1999, is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions .

          The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 7, 1999, is incorporated by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .

Item 14(a)(1) . List of Financial Statements . The following report, Consolidated Financial Statements of the Company, and notes thereto are filed as a part of this report:

Report of Arthur Andersen LLP, Independent Public Accountants, dated July 12, 1999

Consolidated Balance Sheets as of April 30, 1999 and April 30, 1998

Consolidated Statements of Operations for the years ended April 30, 1999, 1998, and 1997

Consolidated Statements of Shareholders' Equity for the years ended April 30, 1999, 1998, and 1997

Consolidated Statements of Cash Flows for the years ended April 30, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

Item 14(a)(2) .  Financial Statement Schedules . Not applicable.

Item 14(a)(3) .  List of Exhibits . The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3	Executive Employment Agreement with Randall L. Peat. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6	Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.7	Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9	Manatron, Inc. 1994 Long-Term Incentive Plan. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10	Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11	Employment Agreement with Douglas A. Peat dated October 10, 1996. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12	Employment Agreement with Jane M. Rix dated October 10, 1996. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13	Employment Agreement with James W. Sanderbeck dated October 10, 1996. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14	Employment Agreement with Paul R. Sylvester dated October 10, 1996. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15	Employment Agreement with J. Wayne Moore dated May 28, 1999. *

10.16	Manatron, Inc. Executive Incentive Plan for 1999. * Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

10.17	Form of Indemnity Agreement. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.18	Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.19	Restricted Stock Plan of 1998. * Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.20	Employee Stock Purchase Plan of 1998. * Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.22	Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.23	Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.24	Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.25	Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.26	Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.27	Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.28	Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Independent Public Accountants.

24	Powers of Attorney.

27	Financial Data Schedule.

* Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 2970 South 9th Street, Kalamazoo, Michigan 49009.

Item 14(b)    Reports on Form 8-K .

          No current reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANATRON, INC.

Dated: July 27, 1999	By /s/ Paul R. Sylvester
Paul R. Sylvester
President, Chief Executive Officer, and
Director

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul R. Sylvester	Date: July 27, 1999
Paul R. Sylvester
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Joseph Zalewski	Date: July 27, 1999
Joseph Zalewski
Vice President-Finance and Chief Financial
Officer (Principal Financial and Accounting
Officer)

*	Date: July 27, 1999
Randall L. Peat, Vice President
and Director

*	Date: July 27, 1999
Richard J. Holloman, Director

*	Date: July 27, 1999
Douglas A. Peat, Vice President -
Marketing and Director

*	Date: July 27, 1999
Jane M. Rix, Secretary and
Director

*	Date: July 27, 1999
Stephen C. Waterbury, Director

*	Date: July 27, 1999
Harry C. Vorys, Director

Date: July __, 1999
Gene Bledsoe, Director

*	Date: July 27, 1999
Allen F. Peat, Director

*By /s/ Paul R. Sylvester	Date: July 27, 1999
Paul R. Sylvester
Attorney-in-Fact

APPENDIX A

MANATRON, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH AUDITORS' REPORT

ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
of Manatron, Inc.:

We have audited the accompanying consolidated balance sheets of MANATRON, INC. (a Michigan corporation) and Subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manatron, Inc. and Subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Grand Rapids, Michigan
July 12, 1999

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

ASSETS	1999	1998

CURRENT ASSETS:
Cash and equivalents	$ 6,511,266	$ 1,613,669
Accounts receivable, less allowances of
$1,298,000 in 1999 and $720,000 in 1998	4,646,911	5,017,523
Revenues earning in excess of billings and
retainages on long-term contracts	3,920,928	2,723,571
Current portions of notes receivable:
Notes receivable	636,349	610,898
Net investment in sales type leases	144,071	281,202
Inventories	415,341	296,420
Deferred tax assets	1,750,000	414,000
Other current assets	347,124	262,255

Total current assets	18,371,990	11,219,538

NET PROPERTY AND EQUIPMENT	1,207,140	1,310,096

OTHER ASSETS:
Notes receivable, less current portions:
Notes receivable	955,037	424,222
Net investment in sales type leases	125,000	143,000
Officers' receivable	232,969	343,724
Computer software development costs
net of accumulated amortization	1,507,178	1,461,437
Goodwill, net of accumulated amortization	715,503	900,334
Deferred tax assets	82,000	--
Other, net	31,612	60,725

Total other assets	3,649,299	3,333,442

	$23,228,429	$15,863,076

LIABILITIES AND SHAREHOLDERS' EQUITY	1999	1998

CURRENT LIABILITIES:
Current portion of long-term debt	$ 155,000	$ 100,000
Accounts payable	1,726,397	1,099,365
Billings in excess of revenues earned
on long-term contracts	3,308,140	1,343,490
Billings for future services	5,914,071	4,747,231
Restructuring reserve	189,942	250,834
Accrued liabilities:
Payroll and employee benefits	2,563,195	1,748,514
Income taxes	1,835,320	465,002
Accrued commissions	511,996	438,484
Other	190,523	149,727

Total current liabilities	16,394,584	10,342,647

DEFERRED INCOME TAXES	--	124,000

LONG-TERM DEBT, less current portion	50,000	125,000

OTHER LONG-TERM LIABILITIES	--	160,814

SHAREHOLDERS' EQUITY:
Preferred stock, no par value,
2,000,000 shares authorized, none issued	--	--
Common stock, no par value, 7,500,000
shares authorized, 2,973,970 and
2,831,941 shares issued and outstanding
at April 30, 1999 and 1998, respectively	5,672,530	5,275,130
Retained earnings	1,468,367	163,797
Deferred compensation	(232,052)	(103,312)
Unearned ESOP shares	(125,000)	(225,000)

Total shareholders' equity	6,783,845	5,110,615

	$23,228,429	$15,863,076

The accompanying notes are an integral part of these consolidated balance sheets.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,

	1999	1998	1997

NET REVENUES:

Hardware, software, and supply sales	$ 9,026,170	$ 5,894,325	$ 5,508,705
Service fees	28,523,094	18,897,556	16,508,283

Total net revenues	37,549,264	24,791,881	22,016,988

COST OF REVENUES:

Hardware, software, and supplies	5,432,965	3,561,354	3,719,763
Services	19,111,157	11,757,453	9,660,590

Total cost of revenues	24,544,122	15,318,807	13,380,353

Gross profit	13,005,142	9,473,074	8,636,635

SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSES	11,753,302	9,070,234	8,796,635

Income (loss) from operations	1,251,840	402,840	(160,000)

OTHER INCOME (EXPENSE):
Interest expense	(50,199)	(140,794)	(305,632)
Other	102,929	51,725	58,973

	52,730	(89,069)	(246,659)

Income (loss) before provision
for federal income
taxes	1,304,570	313,771	(406,659)

PROVISION FOR FEDERAL
INCOME TAXES	--	--	--

NET INCOME (LOSS)	$ 1,304,570	$ 313,771	$ (406,659)

BASIC EARNINGS (LOSS) PER SHARE	$ .45	$ .11	$ (.14)

DILUTED EARNINGS (LOSS) PER SHARE	$ .41	$ .11	$ (.14)

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997

	Common Stock	Retained (Deficit) Earnings	Deferred Compensation	Unearned ESOP Shares	Total Shareholders' Equity

BALANCE AT APRIL 30, 1996	$5,444,497	$ 256,685	$(131,812)	$(425,000)	$5,144,370

Net loss	--	(406,659)	--	--	(406,659)
Issuance of 11,806 shares under
employee stock plans	18,796	--	--	--	18,796
Compensation expense	(45,090)	--	14,250	100,000	69,160

BALANCE AT APRIL 30, 1997	5,418,203	(149,974)	(117,562)	(325,000)	4,825,667

Net income	--	313,771	--	--	313,771
Repurchase of 95,200 shares by
the Company	(201,027)	--	--	--	(201,027)
Issuance of 52,814 shares under
employee stock plans	98,134	--	--	--	98,134
Compensation expense	(40,180)	--	14,250	100,000	74,070

BALANCE AT APRIL 30, 1998	5,275,130	163,797	(103,312)	(225,000)	5,110,615

Net income	--	1,304,570	--	--	1,304,570
Repurchase of 18,500 shares
by the Company	(75,480)	--	--	--	(75,480)
Issuance of 160,529 shares under
employee stock plans	431,823	--	(194,250)	--	237,573
Compensation expense	41,057	--	65,510	100,000	206,567

BALANCE AT APRIL 30, 1999	$5,672,530	$1,468,367	$(232,052)	$(125,000)	$6,783,845

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	1999	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,304,570	$ 313,771	$ (406,659)
Adjustments to reconcile net income (loss) to net cash
and equivalents provided by operating activities:
Depreciation and amortization	2,095,741	1,583,855	1,819,512
Deferred income taxes	(1,542,000)	(3,000)	(130,000)
Deferred compensation expense	206,567	74,070	69,160
Decrease (increase) in current assets:
Accounts and notes receivable	482,292	8,735	589,319
Revenues earned in excess of billings
and retainages	(1,197,357)	49,134	(306,500)
Inventories	(118,921)	(21,278)	111,838
Other current assets	(84,869)	58,176	(138,264)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	2,926,339	716,318	728,553
Billings in excess of revenues earned	1,964,650	(405,610)	61,539
Billings for future services	1,166,840	1,519,366	506,298
Restructuring reserve	(60,892)	13,106	19,434

Net cash and equivalents provided
by operating activities	7,142,960	3,906,643	2,924,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in long-term receivables	(402,060)	81,091	661,116
Net additions to property and equipment	(621,731)	(542,089)	(408,363)
Investments in computer software development	(1,103,956)	(1,010,188)	(492,758)
Decrease (increase) in other assets	(98,895)	23,734	(3,364)

Net cash and equivalents used
for investing activities	(2,226,642)	(1,447,452)	(243,369)

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,
(Continued)

	1999	1998	1997

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	$(20,000)	$(985,000)	$(2,390,000)
Repurchase of common stock	(75,480)	(201,027)	--
Purchases of common stock by stock plans	237,573	98,134	18,796
Decrease in other long-term liabilities	(160,814)	(215,320)	(204,040)

Net cash and equivalents used for
financing activities	(18,721)	(1,303,213)	(2,575,244)

CASH AND EQUIVALENTS:
Increase	4,897,597	1,155,978	105,617
Balance at beginning of year	1,613,669	457,691	352,074

Balance at end of year	$6,511,266	$1,613,669	$457,691

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company

          Manatron, Inc. and its subsidiaries (the "Company" or "Manatron") design, develop, market, install, and support a family of web-based and client/server application software products for county, city, and municipal governments. The products support both back-office processes for government agencies as well as "virtual courthouse" needs providing Internet access to information for industry professionals and the public. The Company also provides mass appraisal services, assessing residential, commercial, and other types of properties to ensure updated and equitable property valuations. The Company's business primarily is concentrated in the Midwest and Southeast regions of the United States.

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

          Revenue Recognition

         Revenue and costs related to sales of computer hardware and supplies are recognized when title passes, which is normally the shipping or installation date. Revenue from software licensing fees is recognized when the license agreements are consummated, which generally is also the shipping or installation date. The Company's contracts typically do not contain a right of return. As of April 30, 1999 and 1998, the reserve for returns was not significant.

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

         Revenue and costs under long-term mass real estate appraisal, mapping, and software development contracts, which typically range from one to three years, are recognized on a percentage of completion basis. Losses on these contracts, if any, are recognized when they become known. As of April 30, 1999 and 1998, the reserve for contract losses was not significant.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Cash and Equivalents

         Cash and equivalents consist of money market funds and short-term time deposits with maturities of 90 days or less.

          Inventories

         The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	1999	1998

Computer hardware and repair parts	$263,905	$111,867
Data processing supplies and
purchased software products	151,436	184,553

	$415,341	$296,420

          Property and Equipment

         Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	1999	1998

Land	$25,650	$25,650
Building and improvements	465,768	465,767
Furniture and fixtures	707,123	657,113
Rental equipment	347,636	403,216
Office equipment and software	4,379,657	3,913,741
Vehicles	375,849	338,795

	6,301,683	5,804,282
Less-Accumulated depreciation	(5,094,543)	(4,494,186)

	$1,207,140	$1,310,096

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

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

Asset Description	Years

Building and improvements	5-25
Furniture and fixtures	4-7
Rental equipment	3
Office equipment and software	3-7
Vehicles	3-5

          Officers' Receivable

          At April 30, 1999 and 1998, the Company had $232,969 and $343,724 in receivables from certain of its officers and directors, which are primarily the result of certain stock purchases from Allen F. Peat in 1994. These receivables are non-interest bearing and are scheduled to be repaid by the end of fiscal 2000.

          Software Development Costs

          The Company capitalized approximately $1,104,000, $1,010,000, and $493,000 of computer software development costs during fiscal 1999, 1998, and 1997 respectively.

          Amortization of software development costs is computed using the straight-line method over the estimated economic lives of the products which approximates three years. Accumulated amortization was approximately $4,555,000 and $3,497,000 as of April 30, 1999 and 1998, respectively. Amortization expense was approximately $1,058,000, $570,000, and $531,000 in fiscal 1999, 1998, and 1997, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

          Research and development costs incurred to establish technological feasibility were insignificant for fiscal 1999, 1998, and 1997, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Substantially all of the Company's research and development costs relate to computer software development.

          Goodwill

          In connection with certain acquisitions, the Company has recorded total goodwill of approximately $1,848,000. Goodwill is being amortized over 10-year periods starting with the acquisition dates, using the straight line method. Accumulated amortization was approximately $1,133,000 and $948,000 as of April 30, 1999 and 1998, respectively. Amortization expense was approximately $185,000 for each of the last three fiscal years.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of goodwill and other long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining lives of the goodwill and other long-lived assets to evaluate whether the costs are recoverable.

          Stock-Based Compensation

          The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. The Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during fiscal 1999 and 1998 in Note 7 in accordance with the requirements of Statement of Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

          Earnings Per Share

          Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Accordingly, all prior period "earnings per share" amounts included in this report have been restated to conform to this standard. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Dilutive potential common shares include all shares which may become contractually issuable. For the Company, dilutive potential common shares primarily are comprised of shares issuable under employee stock plans.

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	1999	1998	1997
Numerators:
Net income (loss)	$1,304,570	$ 313,771	$(406,659)
Denominators:
Denominator for basic earnings
(loss) per share, weighted
average outstanding
common shares	2,922,240	2,821,547	2,867,711
Potential dilutive shares	257,922	82,408	--

Denominator for diluted earnings
(loss) per share	3,180,162	2,903,955	2,867,711

Earnings (loss) per share:
Basic	$ .45	$ 0.11	$ (0.14)
Diluted	$ .41	$ 0.11	$ (0.14)

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Options to purchase 2,204 shares of common stock at $5.25 per share were outstanding during the fourth quarter of 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

          Options to purchase 15,750 of shares of common stock at $5.125 per share were outstanding during the fourth quarter of 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

          Options to purchase 52,500 shares of common stock at $4.625 per share were outstanding during the fourth quarter of 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

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

          The following are components of the net investment in sales type leases as reflected in the accompanying consolidated balance sheets at April 30:

	1999	1998

Future minimum rentals receivable	$306,545	$493,925
Less- Unamortized unearned income	(37,474)	(69,723)

Net investment in sales type leases	$269,071	$424,202

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)    SALES TYPE LEASES AND OPERATING LEASES (Continued)

          Substantially all future minimum rentals receivable on sales type leases are due in the next three to four fiscal years.

          The Company also leases computer equipment to customers under operating lease agreements with various terms through fiscal 2001. The accumulated depreciation on rental equipment was $327,000 and $332,000 at April 30, 1999 and 1998, respectively.

          Future minimum lease payments to be received under noncancelable operating leases at April 30, 1999, are approximately as follows:

Fiscal Year	Amount

2000	$125,000
2001	23,000

(3)    NOTES RECEIVABLE

          The Company has notes receivable totaling $1,591,386 and $1,035,120 at April 30, 1999 and 1998, respectively, as a result of certain sales of hardware and software. The notes have various payment terms, generally bear interest at rates approximating prime, and have various maturity dates through 2003.

(4)    LONG-TERM DEBT

          The Company has a $3 million line of credit with a bank secured by substantially all assets of the Company, which matures on November 1, 2000. There were no borrowings outstanding under this agreement at April 30, 1999. Interest on borrowings is payable monthly at the bank's prime rate which was 7.75% at April 30, 1999.

          Under this agreement, the Company is required to, among other things, collect specified levels of past due receivables, generate minimum levels of cash flow from operations, maintain a certain level of tangible net worth, a minimum debt-to-equity ratio, and minimum working capital. The Company was in compliance with these provisions of the debt agreement as of April 30, 1999.

          Cash paid for interest for fiscal 1999, 1998, and 1997 is approximately equal to the amounts shown as interest expense in the accompanying consolidated statements of operations.

(5)    RENTAL COMMITMENTS

          The Company leases the majority of its office and warehouse space under operating lease agreements with various terms through fiscal 2001. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $867,000, $714,000, and $656,000 for fiscal 1999, 1998, and 1997, respectively.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)    RENTAL COMMITMENTS (Continued)

          Future minimum rental payments under noncancelable operating leases at April 30, 1999, are approximately as follows:

Fiscal Year	Amount

2000	$751,000
2001	420,000
2002	154,000
2003	119,000
2004	119,000

(6)  FEDERAL INCOME TAXES

          The provision for federal income taxes consists of the following:

	1999	1998	1997

Currently payable	$1,542,000	$3,000	$130,000
Deferred credit	(1,542,000)	(3,000)	(130,000)

	$ 0	$ 0	$ 0

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

	1999	1998	1997

Computed tax expense (credit)
using the 34% statutory rate	$444,000	$107,000	$(138,000)
Change in valuation allowance	(527,000)	(166,000)	78,000
Tax-exempt interest income	(7,000)	(9,000)	(17,000)
Non-deductible goodwill
amortization	63,000	63,000	63,000
Non-deductible meals and
entertainment	38,000	32,000	30,000
Other	(11,000)	(27,000)	(16,000)

	$ 0	$ 0	$ 0

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)  FEDERAL INCOME TAXES (Continued)

          The tax effect and type of significant temporary differences which gave rise to the future tax benefits and deferred income taxes as of April 30, 1999 and 1998, are approximately as follows:

	1999	1998

Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$ 980,000	$424,000
Accrued liabilities not currently deductible	832,000	526,000
Other	177,000	187,000
Alternative minimum tax credit carryforward	163,000	99,000
Lease accounting method differences	83,000	(56,000)
Restructuring reserves not currently deductible	46,000	121,000
Property and equipment depreciation
and basis differences	44,000	16,000
Net operating loss carryforward	--	72,000
Valuation allowance	(219,000)	(746,000)
Software development costs expensed
for tax purposes	(274,000)	(353,000)

Net deferred tax asset	$1,832,000	$290,000

          As of April 30, 1997, the Company recorded a valuation allowance totaling $912,000 against certain of its future tax benefits, including its tax loss carryforward, due to the uncertainty of their ultimate realization. Approximately $166,000 and $527,000 of this valuation allowance was utilized in fiscal 1998 and 1999 to offset the provision for federal income taxes related to the pre-tax income for each year. As of April 30, 1999, there is $219,000 remaining in the valuation allowance that is available to offset future pre-tax income, if any. Federal income tax refunds were approximately $261,000 during fiscal 1997. There were no federal income tax refunds or payments during fiscal 1998. During fiscal 1999, approximately $244,000 of federal income tax payments were made.

(7)    EMPLOYEE STOCK PLANS

          The Manatron, Inc. Employee Stock Purchase Plan of 1998 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 33 or 8% of the Company's employees participate in the Purchase Plan. The purchase price for each share is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. A total of 100,000 shares were reserved for issuance under the Purchase Plan. No more than 5,000 shares may be purchased in any one quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. No amounts are charged to operations related to the Purchase Plan. Since the inception of the Company's first stock purchase plan in 1987, and through April 30, 1999, a total of 100,638 shares have been purchased by participants at prices ranging from $1.27 to $6.27 per share. As of April 30, 1999, 17,451 shares of Company common stock are available for purchase under the Purchase Plan.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)    EMPLOYEE STOCK PLANS (Continued)

          The Manatron, Inc. Restricted Stock Plan of 1987 (the "1987 Restricted Plan") is intended to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees by offering them additional incentives to contribute to the long-term interests of the Company. The 1987 Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. No restricted shares were granted in fiscal 1999, 1998 or 1997 under the 1987 Restricted Plan. As of April 30, 1999, 41,300 shares remain available for issuance under the 1987 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 1998 (the "1998 Restricted Plan") is intended to assist the Company in attracting, rewarding, and retaining well-qualified key software developers and technical employees by offering them additional incentives to contribute to the long-term interests of the Company. The Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. In fiscal 1999, a total of 42,000 shares were granted under the 1998 Restricted Plan. No restricted shares were granted in fiscal 1998. Shares granted to employees under the 1998 Restricted Plan vest at the rate of 20% after one year, 50% after two years, and 100% after three years. As of April 30, 1999, 58,000 shares of restricted common stock are available for issuance under the 1998 Restricted Plan.

          The Company has three stock option plans: the Manatron, Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan, and the Manatron, Inc. 1995 Long-Term Incentive Plan (the "Option Plans"). Under the Option Plans, 850,000 shares of common stock were reserved for issuance. The Option Plans provide for a committee appointed by the Board to grant to directors, officers, and other key employees up to 100,000 shares of common stock subject to certain restrictions and up to 750,000 options to purchase shares of the Company's common stock at a price which is at least equal to the fair market value of such shares on the date of grant. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of incentive stock options must be at least 110% of the fair market value of the shares on the date of grant. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. Options granted under the Option Plans generally are exercisable within limits specified at the time of grant and expire five to 10 years from the date of grant.

          The Company accounts for these stock option plans under APB Opinion No. 25. As a result, no compensation cost has been recognized with respect to the authorization, grant, or exercise of these options. Had compensation costs for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)  EMPLOYEE STOCK PLANS (Continued)

	1999	1998

Net Income
As Reported	$1,304,570	$313,771
Pro Forma	1,235,857	174,091

Basic EPS
As Reported	$.45	$.11
Pro Forma	.42	.06

          Because the SFAS 123 method of accounting has not been applied to options granted before May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)    EMPLOYEE STOCK PLANS (Continued)

          A summary of the status of the Company's Option Plans at April 30, 1999, 1998, and 1997 and changes during the years then ended is presented in the table below.

	1999			1998			1997

	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices

Outstanding at beginning of year	543,595	$ 1.95	$1.5625-$5.25	544,073	$ 2.07	$1.5625-$5.25	585,156	$ 2.31	$1.625-$5.25

Granted	104,500	$ 4.25	$3.625-4.625	64,000	$ 1.93	$1.8124-$2.00	40,000	$ 1.67	$1.5625-$2.3375

Exercised	(101,000)	$1.652	$1.625-2.125	(18,500)	$1.625	$1.625	(1,000)	$1.625	$1.625

Forfeited	(2,000)	$4.625	$4.625	--	--	--	(80,083)	$ 3.65	$1.625-$5.125

Expired	--	$ --	$--	(45,978)	$ 3.51	$1.625-$3.85	--	$ --	--

Outstanding at end of year	545,095	$ 2.43	$1.5625-5.25	543,595	$ 1.95	$1.5625-$5.25	544,073	$ 2.07	$1.5625-$5.25

Exercisable at end of year	467,895	$ 2.18		496,595	$ 1.95		396,323	$ 2.22

Weighted average of fair value of options granted during the year		$ 2.58			$0.695			$ 1.27

          The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999 and 1998, respectively: risk-free interest rates ranging from 4.06% to 5.46% and 5.65% to 6.04%; expected dividend yields of 0% and 0%; expected lives ranging from three to 10 years; expected volatility ranging from 66.92% to 67.09% and 56.22% to 66.24%.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)    EMPLOYEE STOCK PLANS (Continued)

          For various price ranges, information for options outstanding and exercisable for the Option Plans at April 30, 1999 was as follows:

		Outstanding Options		Exercisable Options

Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.5625 - $2.50	383,500	7.28	$1.69	370,300	$1.67

2.51 - 4.00	80,641	6.39	3.68	50,641	3.56

4.01 - 5.25	80,954	8.00	4.69	46,954	4.74

(8)    STOCK WARRANTS

          During fiscal 1999, the Company had outstanding 25,000 warrants for the purchase of its common stock which expired on May 3, 1998. These warrants were issued to a public relations firm retained during 1995 and were exercisable at $3.50 per share. As of April 30, 1999, the Company has no outstanding warrants.

(9)    EMPLOYEE BENEFIT PLANS

          The Company has an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. The Company's contribution to the profit sharing plan is subject to the discretion of the Board of Directors. No contributions were approved for the years ended April 30, 1999, 1998, and 1997, due to the reduced profitability levels of the Company.

          The 401(k) plan allows eligible employees to withhold up to 15% of their pay on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay. Company matching contributions charged to expense for the years ended April 30, 1999, 1998, and 1997, were approximately $97,000, $81,000, and $74,000, respectively.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)    EMPLOYEE BENEFIT PLANS (Continued)

          On June 29, 1995, the ESOP purchased 142,858 common shares from Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, for $3.50 per share. The ESOP borrowed $500,000 from a bank to finance the stock purchase. The Company has guaranteed the ESOP's loan and is obligated to make contributions sufficient to enable the ESOP to repay the loan, including interest. The loan is repayable in quarterly installments of $25,000 plus interest at the bank's prime rate. As of April 30, 1999, 15 quarterly installments have been made. The $125,000 balance is reflected as a liability and a like amount, considered deferred compensation, has been recorded as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

          As of April 30, 1999, 107,130 common shares have been committed to be released for allocation to ESOP participants. Allocations occur on December 31 of each year. The fair market value of these shares at the time they were committed for release, which aggregated approximately $141,000, $60,000, and $55,000 in 1999, 1998, and 1997, respectively, has been recorded as compensation expense in the accompanying consolidated statements of operations. The difference between these amounts and the original cost of the shares, which was approximately $41,000, $40,000, and $45,000 for 1999, 1998, and 1997, respectively, has been charged against common stock. The fair value of the unearned ESOP shares as of April 30, 1999 approximated $203,000.

          The Board of Directors approved additional contributions of $50,000 to the ESOP for the years ended April 30, 1999, 1998, and 1997. The fiscal 1997 contribution was used to purchase 23,731 shares of Manatron common stock that were allocated to ESOP participants as of December 31, 1997. The fiscal 1998 contribution was used to purchase 12,500 shares of Manatron common stock that were allocated to ESOP participants at December 31, 1998. The fiscal 1999 contribution and related stock purchase will be made before December 31, 1999.

          The Company is self-insured for all employees' medical expenses incurred to a level of $30,000 per individual or family per year. Employees' medical expenses incurred beyond the $30,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

(10)  SEVERANCE AGREEMENT

          The Company and Allen F. Peat entered into an agreement, effective as of October 17, 1995, setting forth the terms pursuant to which Mr. Peat retired as Chairman, President, and Chief Executive Officer. The agreement terminated Mr. Peat's five-year employment agreement and provided for severance compensation, deferred compensation, and other payments totaling approximately $1.3 million to be paid through December of 1999. The remaining obligations under this agreement as of April 30, 1999, have been appropriately classified as a current liability in the accompanying consolidated balance sheets.

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

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement")) were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an Acquiring Person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 1999, no rights have become exercisable.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 1999 and 1998, the fair value of the notes receivable approximated the carrying value. The Company's long-term debt reprices frequently at the then-prevailing market interest rates. As of April 30, 1999 and 1998, the carrying value approximated the fair value of the Company's long-term debt.

(13)  BUSINESS SEGMENTS

          Effective in fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). Under the provision of SFAS 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services.

          The Information Software, Systems and Services segment represents the sales of computing systems, peripherals, and associated services to municipal and county governments. These computing systems include Company developed software, third party hardware and software, and customer support of both Company and third party products.

          The Property Mass Appraisal Services segment consists primarily of activities relating to the collection, processing, and reviews of residential, commercial, and open land properties within a local county or municipality. This segment of the business is purely labor intensive and all information collected is usually input into a software program that stores the property valuation information for tax assessment purposes. In most cases, this software program/system is provided by the Company's Information Software, Systems and Services segment described above. However, there were no intersegment transactions and thus no eliminations are necessary.

          The Company's reportable segments are separately managed, as each business requires different marketing and distribution strategies. In addition, the Company derives a majority of its revenue from external domestic customers.

          The primary financial measure that the Company uses for evaluating business segment performance is earnings before interest, taxes and depreciation ("EBITDA"). The Company defines EBITDA as net operating income before deductions for interest expense, depreciation and amortization expense, taxes, and other income.

          The Company began transitioning to line of business management during fiscal year 1997 and, as a result, management has concluded that it is impractical to recreate data in a manner that allows for comparison of fiscal year 1997 to fiscal years 1998 and 1999. The following table summarizes information about the Company's reportable operating segments' profit and loss and the segments' assets as of April 30, 1999 and 1998 (in thousands):

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13)  BUSINESS SEGMENTS (Continued)

	For the Fiscal Year Ended April 30, 1999

	Information Software, Systems and Services	Property Mass Appraisal Services	Corporate Overhead(1)	Total Combined Company(2)

Revenues	$21,417	$16,132	$--	$37,549

Unallocated amounts	--	--	(3,732)	(3,732)

Amortization and
depreciation expense	(1,598)	(313)	(185)	(2,096)

EBITDA	4,313	2,819	(3,784)	3,348

Capital Expenditures	526	96	--	622

Segment assets	17,612	5,616	--	23,228

	For the Fiscal Year Ended April 30, 1998

	Information Software, Systems and Services	Property Mass Appraisal Services	Corporate Overhead(1)	Total Combined Company(2)

Revenues	$17,244	$7,548	$--	$24,792

Unallocated amounts	--	--	(2,691)	(2,691)

Amortization and
depreciation expense	(1,134)	(265)	(185)	(1,584)

EBITDA	3,451	1,136	(2,602)	1,985

Capital Expenditures	455	87	--	542

Segment assets	11,318	4,545	--	15,863

(1)      Unallocated amounts consist of general corporate expenses, interest expense, and other income.

(2)      One customer accounted for approximately 26% of total revenue in 1999.
            No customer accounted for more than 10% of total revenue in 1998 or 1997.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14)  SUBSEQUENT EVENT

          Subsequent to April 30, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation, a company based in Springfield, Ohio. ProVal was founded in 1973 and had developed a Computer Assisted Mass Appraisal product (ProVal®) which has been and will continue to be sold nationally. The aggregate purchase price of approximately $3.45 million consisted of $1.5 million in cash and 300,000 shares of the Company's common stock valued at approximately $1.95 million. The Company also is obligated to make additional payments to the seller based upon future revenues and net income associated with certain ProVal products. The acquisition will be accounted for under the purchase method of accounting, which will require the Company to recognize any excess of the aggregate purchase price over the fair value of the net assets acquired as goodwill.

(15) CONTINGENT LIABILITIES

          At April 30, 1999, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3	Executive Employment Agreement with Randall L. Peat. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6	Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.7	Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9	Manatron, Inc. 1994 Long-Term Incentive Plan. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10	Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11	Employment Agreement with Douglas A. Peat dated October 10, 1996. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12	Employment Agreement with Jane M. Rix dated October 10, 1996. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13	Employment Agreement with James W. Sanderbeck dated October 10, 1996. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14	Employment Agreement with Paul R. Sylvester dated October 10, 1996. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15	Employment Agreement with J. Wayne Moore dated May 28, 1999. *

10.16	Manatron, Inc. Executive Incentive Plan for 1999. * Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

10.17	Form of Indemnity Agreement. * Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.18	Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.19	Restricted Stock Plan of 1998. * Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.20	Employee Stock Purchase Plan of 1998. * Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.22	Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.23	Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.24	Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.25	Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.26	Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.27	Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.28	Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Independent Public Accountants.

24	Powers of Attorney.

27	Financial Data Schedule.

* Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 2970 South 9th Street, Kalamazoo, Michigan 49009.