Form 10-Q
period 1999-07-31
MANATRON INC
filed 1999-09-14
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
July 31, 1999	0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1983228
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2970 South 9th Street
Kalamazoo, Michigan	49009
(Address of Principal Executive Offices)	(Zip Code)

(616) 375-5300
(Registrant's Telephone Number, Including Area Code)

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X    .    No          .

                    The number of shares outstanding of registrant's common stock, no par value, at September 10, 1999, was 3,354,538 shares.

PART I. - FINANCIAL INFORMATION

          Item 1.    Financial Statements.

MANATRON, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31,	April 30,
	1999	1999
ASSETS

CURRENT ASSETS:
Cash and equivalents	$ 2,960,931	$ 6,511,266
Receivables, net	6,564,035	5,427,331
Revenues earned in excess of billings and
retainages on long-term contracts	3,780,812	3,920,928
Inventories	362,237	415,341
Other current assets	2,037,958	2,097,124

Total current assets	15,705,973	18,371,990

NET PROPERTY AND EQUIPMENT	2,588,702	1,207,140

OTHER ASSETS:
Long-term receivables, less current portion	1,371,179	1,080,037
Officers' receivable	225,441	232,969
Computer software development costs, net	1,633,217	1,507,178
Goodwill, net	3,554,721	715,503
Other, net	174,741	113,612

Total other assets	6,959,299	3,649,299

	$25,253,974	$23,228,429

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$ 155,000	$ 155,000
Accounts payable	1,754,452	1,726,397
Billings in excess of revenues earned on
long-term contracts	3,684,071	3,308,140
Billings for future services	5,923,388	5,914,071
Accrued liabilities	4,428,136	5,290,976

Total current liabilities	15,945,047	16,394,584

LONG-TERM DEBT	25,000	50,000

SHAREHOLDERS' EQUITY:
Common stock	7,789,284	5,672,530
Retained earnings	1,864,518	1,468,367
Deferred compensation	(269,875)	(232,052)
Unearned ESOP shares	(100,000)	(125,000)

Total shareholders' equity	9,283,927	6,783,845

Total liabilities and shareholders' equity	$25,253,974	$23,228,429

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	July 31,
	1999	1998

NET REVENUES	$10,466,364	$8,083,056

COST OF REVENUES	7,311,890	5,252,964

Gross profit	3,154,474	2,830,092

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	2,673,139	2,627,353

Income from operations	481,335	202,739

OTHER INCOME, net	64,815	349

Income before provision for
federal income taxes	546,150	203,088

PROVISION FOR FEDERAL INCOME
TAXES (Note 2)	150,000	--

NET INCOME	$ 396,150	$ 203,088

BASIC EARNINGS PER SHARE	$ .12	$ .07

DILUTED EARNINGS PER SHARE	$ .11	$ .06

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING	3,208,163	2,852,279

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING	3,513,352	3,128,965

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 31,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 396,150	$ 203,088
Adjustments to reconcile net income to net cash
and equivalents used for operating activities:
Depreciation and amortization expense	530,142	511,231
Deferred compensation expense	59,838	38,401
Decrease (increase) in current assets:
Receivables, net	(971,216)	(1,529,608)
Revenues earned in excess of billings and
retainages on long-term contracts	140,116	(541,354)
Inventories	53,104	119,702
Other current assets	120,221	21,363
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(895,135)	12,083
Billings in excess of revenues earned on
long-term contracts	375,931	610,366
Billings for future services	(82,628)	(882,878)
Restructuring reserve	(62,049)	--

Net cash and equivalents used for operating activities	(335,526)	(1,437,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(1,497,212)	(182,590)
Net acquisition of ProVal Corporation	(1,235,596)	--
Decrease (increase) in long-term receivables	(280,471)	16,047
Investments in computer software	(198,635)	(385,701)
Other, net	(77,992)	--

Net cash and equivalents used for investing
activities	(3,289,906)	(552,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	100,097	94,424
Borrowings (repayments) under line of credit	(25,000)	800,000
Decrease in long-term liabilities	--	(61,353)

Net cash and equivalents provided by
financing activities	75,097	833,071

CASH AND EQUIVALENTS:
(Decrease)	(3,550,335)	(1,156,779)
Balance at beginning of period	6,511,266	1,613,669

Balance at end of period	$ 2,960,931	$ 456,890

Supplemental disclosures of cash flow information:

Interest paid on debt	$ 5,711	$ 13,556
Income taxes paid	1,111,750	10,021

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1999, as filed with the Securities and Exchange Commission on July 29, 1999, except as discussed relative to the acquisition of ProVal Corporation in Note 5.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of July 31, 1999 and April 30, 1999, (b) the results of its operations for the three-months ended July 31, 1999 and 1998, and (c) cash flows for the three-months ended July 31, 1999 and 1998.

(2)	FEDERAL INCOME TAXES

As of April 30, 1997, the Company recorded a valuation allowance totaling $912,000 against certain of its future tax benefits, including its tax loss carryforwards, due to the uncertainty of their ultimate realization. Approximately $166,000 and $527,000 of this valuation allowance was utilized in fiscal 1998 and 1999, respectively, to offset the provision for federal income taxes. As of April 30, 1999, the Company had a valuation allowance of approximately $219,000 remaining which will be utilized to reduce the provision for federal income taxes in fiscal 2000. As a result, the Company estimates that its effective tax rate for fiscal year 2000 will be approximately 30% and accordingly, has recorded a provision for federal income tax expense using this rate.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(3)	COMPREHENSIVE INCOME

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company adopted this standard effective May 1, 1998. Total comprehensive income was the same as net income for the three month periods ended July 31, 1999 and 1998.

(4)	BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services. The Company's reportable segments are separately managed, as each business requires different marketing and distribution strategies.

The following table summarizes information regarding the Reportable Segments' profit for the quarters ended and the Reportable Segments' assets as of July 31, 1999 and 1998:

	For the Quarter Ended July 31, 1999
	Information	Property	Unallocated
	Software,	Mass	Corporate	Total
	Systems and	Appraisal	Overhead	Combined
	Services	Services	(1)	Company
Revenues	$ 6,054,966	$4,411,398	$ --	$10,466,364

Unallocated amounts	--	--	(839,420)	(839,420)

Amortization and
depreciation expense	(393,648)	(41,380)	(95,114)	(530,142)

EBITDA	1,277,384	543,217	(809,124)	1,011,477

Capital expenditures	1,463,431	--	--	1,497,212

Segment assets	18,408,880	6,845,094	--	25,253,974

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(4)	BUSINESS REPORTABLE SEGMENTS (Continued)

	For the Quarter Ended July 31, 1998
	Information	Property	Unallocated
	Software,	Mass	Corporate	Total
	Systems and	Appraisal	Overhead	Combined
	Services	Services	(1)	Company
Revenues	$ 4,824,526	$3,258,530	$ --	$ 8,083,056

Unallocated amounts	--	--	(935,012)	(935,012)

Amortization and
depreciation expense	(388,785)	(76,238)	(46,208)	(511,231)

EBITDA	814,290	788,833	(889,153)	713,970

Capital expenditures	126,630	55,960	--	182,590

Segment assets	9,647,971	7,029,236	--	16,677,207

___________________
(1)     Unallocated amounts consist of general corporate expenses, interest expense, and interest income.

(5)	ACQUISITION OF PROVAL CORPORATION

Effective June 1, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation, a provider of computer assisted mass appraisal software to local governments. The aggregate purchase price of approximately $3.45 million consisted of $1.5 million in cash and 300,000 shares of the Company's common stock valued at $1.95 million. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $2.9 million has been recognized as goodwill and will be amortized over a 10-year period. Additional payments of cash and shares of common stock may be required over the next four fiscal years if ProVal Corporation achieves certain revenue and operating income targets. The operating results of ProVal Corporation have been included in the Company's consolidated results of operations from the date of acquisition.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(6)	EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the each of the periods presented:

	Three Months Ended
	July 31,
	1999	1998
Numerators:
Net Income	$ 396,150	$ 203,088

Denominators:
Denominator for basic earnings per share,
weighted average outstanding common shares	3,208,163	2,852,279
Potential dilutive shares	305,189	276,686
Denominator for diluted earnings per share	3,513,352	3,128,965

Earnings per share:
Basic	$ 0.12	$ 0.07
Diluted	$ 0.11	$ 0.06

Options to purchase 67,000 shares of common stock at prices ranging from $6.81 to $7.00 per share were outstanding during the first quarter of 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

Options to purchase 72,454 shares of common stock at prices ranging from $4.63 to $5.25 per share were outstanding during the first quarter of 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.

Results of Operations

Net revenues of $10,466,364 for the three months ended July 31, 1999 have increased by 29.5% in comparison to the $8,083,056 of net revenues that were reported for the comparable period in the prior fiscal year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance, and forms processing and printing.

Appraisal service revenues have increased by 35.4% over the prior year primarily because of the new revaluation contracts totaling approximately $30 million that were signed with Allegheny County (Pittsburgh), Pennsylvania, and Hamilton County (Cincinnati), Ohio, during fiscal 1998. In addition, as previously reported, the Company signed a new contract with Dauphin County (Harrisburg), Pennsylvania, in June of 1998 which includes approximately $3.6 million of revaluation services. The Company's backlog for appraisal services at July 31, 1999 decreased $4.2 million to $19 million at July 31, 1999 compared to $23.2 million at April 30, 1999. The reduction in backlog for appraisal services is primarily due to the continued execution of the Allegheny County contract (approximately $2,800,000), the Dauphin County contract ($396,000), and various other contracts.

Revenues from hardware, software, support, and supply sales have increased by 25% over the prior year primarily because of additional software license fees from new and legacy products and the recognition of increased support revenue. Of the approximate $1,200,000 increase in revenues, approximately $318,000 is attributable to new revenue produced by ProVal Corporation in June and July 1999.

As a result of the increase in net revenues, cost of revenues for the three months ended July 31, 1999 also increased 39.2% to $7,311,890 versus the comparable prior year amount of $5,252,964. Margins have decreased from 35% in the prior year quarter to 30.1% in the current quarter because of the increase in service revenues. Service revenues typically generate a lower margin than software sales. In addition, cost of revenues increased due to salary adjustments, additional personnel associated with the acquisition of ProVal Corporation and other costs associated with year 2000 compliance work.

Selling, general and administrative expenses have increased by 1.7% to $2,673,139 for the three months ended July 31, 1999, compared to $2,627,353 for the same period in the prior fiscal year. This increase primarily is due to annual salary adjustments.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations (Continued).

As a result of the factors noted above, the Company had a 137.4% increase in its operating income to $481,335 for the three months ended July 31, 1999, versus $202,739 for the three months ended July 31, 1998. In addition, interest expense, which is included in other expense, has decreased from $13,421 to $5,566 because the Company has reduced its average outstanding indebtedness in the last 12 months.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK Information Services, Specialized Data Systems, and ProVal Corporation. However, as described in Note 2, the Company has available certain remaining unrecorded future tax benefits which will be utilized to reduce its provision for future income taxes. As a result, the Company recorded a tax provision for the quarter ended July 31, 1999 using an effective tax rate of approximately 30%. The Company has not recorded a provision in the comparable quarter for the prior year because the available unrecorded future tax benefits were sufficient to offset it.

As a result of the factors noted above, the Company reported net income of $396,150 or $.11 per share for the three months ended July 31, 1999, versus $203,088 or $.06 per share for the comparable period in the prior fiscal year. This represents a significant improvement over the prior year.

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

The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems and applications process dates using only two digits for the year. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems such as mainframe applications, personal computers and communication systems in the form of software failures, errors or miscalculations. By nature, the software industry is highly dependent upon computer systems. The year 2000 issue is especially important to software vendors because most business applications have date dependencies as an integral part of their logic.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations (Continued).

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

          Internal Data Processing

The Company's internal data processing systems include hardware and software that facilitates its business operations. The internal systems include:

          customer information systems
          accounting, human resource and payroll systems
          customer support systems

The Company's Technical Services department has spearheaded the effort to manage these systems through a smooth year 2000 conversion. Currently, the Company's internal hardware and operating systems have been inventoried and are substantially year 2000 compliant. Projects are currently underway to replace the financial system, customer information system, customer support system and time tracking system. These projects are in varying stages of execution and are expected to be completed before the end of calendar year 1999. Where appropriate, the Company has established contingency plans to mitigate the risk of implementation delays.

          The Company's Software Products

A core strategy of the Company is to develop and market turnkey software systems for local government. Most of these products have some dependency on dates. As such, the Company has been working to update them to properly handle years after 1999. Of the Company's 93 major products, only 71 are targeted for compliance. The others are either being discontinued or replaced by more modern products. As of July 31, 1999, this effort is approximately 95% complete. For comparison, as of January 31, 1998, this effort was estimated to be approximately 13% complete, and as of July 31, 1998 approximately 60% complete. As of July 31, 1999, the breakdown is as follows:

          products that are compliant                    75%
          products in final QA phase                     25%
The remaining work is primarily to finish quality assurance efforts on the products that have been modified for the year 2000 but not yet designated as compliant.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations (Continued).

          Third Party Hardware and Software

The Company's software products run on industry standard hardware and operating systems. To facilitate the deployment of its software, the Company acts as a value-added reseller for a wide variety of hardware manufacturers, installing and supporting both the hardware and software for its customers. The Company's technical services department is spearheading the effort to document the year 2000 compliance status third party hardware and software and to identify those products that need to be upgraded or replaced. This identification effort is also substantially complete; however, this information changes as vendors release more information about and options for managing the year 2000 issue.

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

          Communication with Customers

Another important aspect of the Company's year 2000 strategy is to coordinate its efforts with those of its customers. Communication of the Company's strategy to its customers also has been substantially completed. The communication includes the compliance plans for specific software products and the year 2000 services offered by the Company. This communication will continue throughout calendar year 1999 as the Company works with its customer base to upgrade or replace those software and hardware systems. To support this effort, the Company has launched a year 2000 area on its web site to make relevant information available to both Company personnel and customers.

          Contingency Plan

The Company believes its plans will support the year 2000 rollover both internally and for its installed customer base. However, the Company presently is preparing contingency plans to further reduce the risk associated with year 2000 issues. Internally, the Company has purchased year 2000 compliant capacity for its current financial software even though it intends to implement a new system before the end of calendar year 1999.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations (Continued).

For both internal and external purposes, the Company is planning staffing levels and resource commitments, so that adequate technical resources will be available to quickly address issues that may arise. This staffing plan will be comprehensive with the objective of addressing customer issues and internal staff support requirements.

The Company will continue to assess the impact of, and work on, the year 2000 issues throughout calendar year 1999. The Company's goal is to upgrade its customers' systems and applications during 1999 and to have all remaining targeted systems and applications compliant with the century change by September 1999, which would allow the Company time to address any last minute issues.

The Company has spent between approximately $550,000 and $750,000 in connection with year 2000 issues to date and expects that it will spend approximately $50,000 to $170,000 during the remainder of calendar 1999. The costs to implement the year 2000 changes primarily consist of personnel expenses for staff dedicated to identifying, assessing, remediating and testing year 2000 issues and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology, which has definable value lasting beyond 2000. In these instances, where year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

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

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations (Continued).

on which the Company's systems rely to modify or convert their systems to be year 2000 compliant, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and the ability to locate and correct all relevant computer codes and similar uncertainties. As a result, the Company is in the process of evaluating possible internal and external scenarios that might have an adverse affect on the Company, as well as the need for contingency plans to address these scenarios.

Financial Condition and Liquidity

At July 31, 1999 the Company had working capital of ($239,074) compared to the April 30, 1999 amount of $1,977,406. These levels reflect current ratios of 0.99 at July 31, 1999 and 1.12 at April 30, 1999. The decrease in working capital primarily is due to the decrease in cash which is a result of the acquisition of ProVal Corporation, purchase of a new corporate office facility, and payment of fiscal year 1999 income taxes.

Shareholders' equity at July 31, 1999 increased by $2,500,082 to $9,283,927 from the balance reported at April 30, 1999, because of $100,097 of employee stock purchases, $1,943,997 for the issuance of stock in relation to the acquisition of ProVal Corporation, $396,150 of net income, and $59,838 of deferred compensation expense that occurred during the first quarter. As a result, book value per share has increased to $2.78 as of July 31, 1999, from $2.28 at April 30, 1999.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $1,500,000 for the three months ended July 31, 1999, are significantly higher than the approximate $183,000 of capital expenditures reported for the comparable period in the prior fiscal year primarily because of the purchase of a new 25,000 square foot corporate office, including furniture and fixtures, in July of 1999 for approximately $1,300,000. The remaining net capital expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. On October 9, 1998, the Company entered into a new loan agreement with Comerica Bank which provides for a $3,000,000 line of credit at prime through November 1, 2000. As of July 31, 1999, no borrowings were outstanding under this line of credit. In addition, the Company owed $80,000

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations (Continued).

on acquisition related debt and $100,000 on its ESOP loan. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

Certain information contained in this Form 10-Q may constitute or include forward-looking statements including information related to the Company's state of year 2000 readiness and costs to address the year 2000 issue and the Company's ability to meet its working capital requirements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the Company operates; the effect of the year 2000 on the Company's business; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost and continued availability of third party software and technology incorporated into the Company's products; cancellations of maintenance and support agreements; potential obsolescence of the Company's existing products or services; pricing and availability of equipment, materials, inventories, and programming; success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the Company's customers, including features, quality, and pricing compared to other competitive products; amount, and rate of growth in, the Company's selling,

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations (Continued).

general and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses; costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigators, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in this Form 10-Q, which speak only as of the date hereof.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a potential change in interest rates in connection with its line of credit. As of July 31, 1999, no borrowings were outstanding under this line of credit. Accordingly, the Company's market risk sensitive instruments did not subject the Company to market risk exposures as of July 31, 1999.

PART II. - OTHER INFORMATION

        Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3	Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6	Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.7	Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10	Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11	Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12	Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13	Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14	Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15	Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

10.16	Manatron, Inc. Executive Incentive Plan for 1999.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

10.17	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.18	Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.19	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.20	Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.22	Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.23	Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.24	Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.25	Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.26	Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.27	Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.28	Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.29	Offer to Purchase dated as of April 30, 1999.

10.30	Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation and joined in by J. Wayne Moore, dated May 28, 1999. Previously filed as an exhibit to the Company's Form 8-K Current Report filed on June 18, 1999, and here incorporated by reference.

27	Financial Data Schedule.

_______________________

*Management contract or compensatory plan or arrangement.

(b)	Report on Form 8-K. The Company filed a Form 8-K Current Report on June 18, 1999 relating to the Company's purchase of ProVal Corporation.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 1999	By /s/ Paul R. Sylvester
Paul R. Sylvester
President, Chief Executive Officer and
Treasurer (Principal Executive
Officer)

Date: September 14, 1999	By /s/ Joseph Zalewski
Joseph Zalewski
Vice President-Finance and Chief Financial
Officer (Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3	Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6	Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form

-i-

10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.7	Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10	Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11	Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12	Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13	Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14	Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15	Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

-ii-

10.16	Manatron, Inc. Executive Incentive Plan for 1999.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

10.17	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.18	Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.19	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.20	Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.22	Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.23	Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.24	Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

-iii-

10.25	Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.26	Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.27	Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.28	Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.29	Offer to Purchase dated as of April 30, 1999.

10.30	Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation and joined in by J. Wayne Moore, dated May 28, 1999. Previously filed as an exhibit to the Company's Form 8-K Current Report filed on June 18, 1999, and here incorporated by reference.

27	Financial Data Schedule.

_______________________

*Management contract or compensatory plan or arrangement.

-iv-