Form 10-Q
period 1999-10-31
MANATRON INC
filed 1999-12-15
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 1999	Commission File Number 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 E. Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 (Zip Code)

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

               The number of shares outstanding of registrant's common stock, no par value, at December 10, 1999, was 3,380,573 shares.

PART I. - FINANCIAL INFORMATION

          Item 1. Financial Statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS	October 31, 1999 (Unaudited)	April 30, 1999
CURRENT ASSETS:
Cash and equivalents	$1,429,136	$6,511,266
Receivables, net	7,137,744	5,427,331
Revenues earned in excess of billings and
retainages on long-term contracts	4,053,180	3,920,928
Inventories	969,407	415,341
Other current assets	2,055,398	2,097,124

Total current assets	15,644,865	18,371,990

NET PROPERTY AND EQUIPMENT	2,642,380	1,207,140

OTHER ASSETS:
Long-term receivables, less current portion	1,508,803	1,080,037
Officers' receivable	247,199	232,969
Computer software development costs, net	1,635,754	1,507,178
Goodwill, net	3,435,155	715,503
Other, net	208,260	113,612

Total other assets	7,035,171	3,649,299

Total assets	$25,322,416	$23,228,429

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$100,000	$155,000
Accounts payable	2,233,417	1,726,397
Billings in excess of revenues earned on
long-term contracts	3,010,095	3,308,140
Billings for future services	5,420,220	5,914,071
Accrued liabilities	4,699,405	5,290,976

Total current liabilities	15,463,137	16,394,584

LONG-TERM DEBT	--	50,000

SHAREHOLDERS' EQUITY:
Common stock	7,970,186	5,672,530
Retained earnings	2,302,873	1,468,367
Deferred compensation	(338,780)	(232,052)
Unearned ESOP shares	(75,000)	(125,000)

Total shareholders' equity	9,859,279	6,783,845

Total liabilities and shareholders' equity	$25,322,416	$23,228,429

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended October 31,		Six Months Ended October 31,
1999	1998	1999	1998
NET REVENUES	$11,025,781	$9,220,221	$21,492,145	$17,303,277

COST OF REVENUES	7,079,284	6,235,892	14,391,174	11,488,856

Gross profit	3,946,497	2,984,329	7,100,971	5,814,421

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,396,044	2,705,192	6,069,183	5,332,545

Income from operations	550,453	279,137	1,031,788	481,876

OTHER INCOME (EXPENSE), net	37,903	(4,935)	102,718	(4,586)

Income before provision
for federal income taxes	588,356	274,202	1,134,506	477,290

PROVISION FOR FEDERAL
INCOME TAXES (Note 2)	150,000	--	300,000	--

NET INCOME	$438,356	$274,202	$834,506	$477,290

BASIC EARNINGS PER SHARE	$.13	$.09	$.25	$.17

DILUTED EARNINGS PER SHARE	$.12	$.09	$.23	$.15

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	3,354,071	2,931,096	3,281,255	2,891,477

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	3,632,365	3,187,059	3,570,623	3,161,681

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended October 31,
1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$834,506	$477,290
Adjustments to reconcile net income to net cash
and equivalents provided by (used for) operating activities:
Depreciation and amortization expense	1,075,159	1,023,523
Deferred compensation expense	136,427	89,399
Decrease (increase) in current assets:
Receivables, net	(1,544,926)	(821,137)
Revenues earned in excess of billings and
retainages on long-term contracts	(132,252)	(351,674)
Inventories	(554,066)	(92,488)
Other current assets	102,781	57,558
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(206,952)	812,927
Billings in excess of revenues earned on
long-term contracts	(298,045)	126,183
Billings for future services	(585,795)	(867,859)

	Net cash and equivalents provided by (used for)
operating activities	(1,173,163)	453,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(1,714,792)	(321,923)
Acquisition of ProVal Corporation, net of cash acquired	(1,235,607)	--
Decrease (increase) in long-term receivables	(439,853)	7,346
Investments in computer software	(445,840)	(638,793)
Other, net	(128,378)	(142,146)

	Net cash and equivalents used for investing
activities	(3,964,470)	(1,095,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	160,503	102,032
Borrowings (repayments) of long term debt	(105,000)	30,000
Decrease in long-term liabilities	--	(115,136)

	Net cash and equivalents provided by
financing activities	55,503	16,896

CASH AND EQUIVALENTS:
Decrease in cash and equivalents	(5,082,130)	(624,898)
Balance at beginning of period	6,511,266	1,613,669

Balance at end of period	$1,429,136	$988,771
Supplemental disclosures of cash flow information:

Interest paid on debt	$9,109	$30,037
Income taxes paid	$1,331,250	$30,000

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1999, as filed with the Securities and Exchange Commission on July 29, 1999, except as discussed relative to the acquisition of ProVal Corporation in Note 4.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of October 31, 1999 and April 30, 1999, (b) the results of its operations for the six-months ended October 31, 1999 and 1998, and (c) cash flows for the six-months ended October 31, 1999 and 1998.

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

MANATRON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(3)	BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services. The Company's reportable segments are separately managed, as each business requires different marketing and distribution strategies.

The following table summarizes information regarding the reportable segments' profit for the three and six months ended and the reportable segments' assets as of October 31, 1999 and 1998:

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead (1)	Total Combined Company
For the Six Months Ended October 31, 1999
Revenues	$12,367,226	$9,124,919	$--	$21,492,145
Unallocated amounts	--	--	(2,258,132)	(2,258,132)
Amortization and depreciation expense	(768,486)	(91,993)	(214,680)	(1,075,159)
EBITDA	2,798,204	1,454,913	(2,146,170)	2,106,947
Capital expenditures	1,657,128	57,664	--	1,714,792
Segment assets	18,339,876	6,982,540	--	25,322,416

For the Six Months Ended October 31, 1998
Revenues	$10,387,457	$6,915,820	$--	$17,303,277
Unallocated amounts	--	--	(2,104,777)	(2,104,777)
Amortization and depreciation expense	(775,451)	(155,656)	(92,416)	(1,023,523)
EBITDA	2,361,629	1,151,544	(2,007,774)	1,505,399
Capital expenditures	249,243	72,680	--	321,923
Segment assets	10,741,221	5,776,691	--	16,517,912

____________________
(1) Unallocated amounts consist of general corporate expenses, interest expense and interest income.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead	Total Combined Company
For the Three Months Ended October 31, 1999
Revenues	$6,312,260	$4,713,521	$--	$11,025,781
Unallocated amounts	--	--	(1,418,712)	(1,418,712)
Amortization and depreciation expense	(374,838)	(50,613)	(119,566)	(545,017)
EBITDA	1,520,820	911,696	(1,337,046)	1,095,470
Capital expenditures	193,697	23,883	--	217,580
Segment assets	18,339,876	6,982,540	--	25,322,416

For the Three Months Ended October 31, 1998
Revenues	$5,562,931	$3,657,290	$--	$9,220,221
Unallocated amounts	--	--	(1,169,765)	(1,169,765)
Amortization and depreciation expense	(386,666)	(79,418)	(46,208)	(512,292)
EBITDA	1,547,339	362,711	(1,118,621)	791,429
Capital expenditures	122,613	16,720	--	139,333
Segment assets	10,741,221	5,776,691	--	16,517,912

(4)	ACQUISITION OF PROVAL CORPORATION

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

MANATRON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(5)	EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the each of the periods presented:

Three Months Ended October 31,		Six Months Ended October 31,
1999	1998	1999	1998
Numerators:
Net income	$438,356	$274,202	$834,506	$477,290

Denominators:
Denominator for basic earnings
per share, weighted average
outstanding common shares	3,354,071	2,931,096	3,281,255	2,891,477

Potential dilutive shares	278,294	255,963	289,368	270,204

Denominator for diluted earnings
per share	3,632,365	3,187,059	3,570,623	3,161,681

Earnings Per Share:
Basic	$.13	$.09	$.25	$.17
Diluted	$.12	$.09	$.23	$.15

Options to purchase 67,000 shares of common stock at prices ranging from $6.81 to $7.00 per share were outstanding during the three and six months ended October 31, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

Options to purchase 82,954 shares of common stock at prices ranging from $4.26 to $5.25 per share were outstanding during the three and six months ended October 31, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net revenues of $11,025,781 for the three months ended October 31, 1999 have increased by 19.6% in comparison to the $9,220,221 of net revenues that were reported for the comparable period in the prior fiscal year. Net revenues for the six months ended October 31, 1999 of $21,492,145 also have increased by 24.2% in comparison to the $17,303,277 of net revenues that were reported for the six months ended October 31, 1998. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance, and forms processing and printing.

Appraisal service revenues for the three months ended October 31, 1999 have increased by 28.9% over the comparable period in the prior year primarily because of the new revaluation contracts totaling approximately $30 million that were signed with Allegheny County (Pittsburgh), Pennsylvania, and Hamilton County (Cincinnati), Ohio, during fiscal 1998. In addition, as previously reported, the Company signed a new contract with Dauphin County (Harrisburg), Pennsylvania, in June of 1998 which includes approximately $3.6 million of revaluation services. The Company's backlog for appraisal services at October 31, 1999 increased $1.1 million to $20.1 million compared to $19.0 million at July 31, 1999. The increase in backlog for appraisal services is primarily due to the signing of a new appraisal contract for Rockland County, New York valued at $4.2 million, which was partially offset by a reduction in backlog through the continued execution of the Allegheny County contract (approximately $2.4 million), Dauphin County contract (approximately $675,000) and various other contracts.

The Company has reserved approximately 15% of all retainage revenue under appraisal service contracts due to uncertainty regarding their ultimate realizability. In addition, the Company has reserved 100% of the retainage revenue for the Allegheny County appraisal contract due to the size and length of the contract and increased uncertainty regarding the ultimate realizability of the retainage revenue. The Company expects to maintain a 100% reserve against the retainage revenue on the Allegheny County contract in future periods until such time as the uncertainty surrounding the realizability of the retainage revenue is resolved. With the Allegheny County contract over 50% complete, the Company expects to determine the ultimate outcome of this uncertainty during fiscal 2001 as the work on the contract becomes substantially complete. As of October 31, 1999 and 1998, the total reserve against retainage revenue under all appraisal service contracts (including Allegheny County) was $1,740,422 and $827,564, respectively. As of October 31, 1999 and 1998, the total reserve against retainage revenue under the Allegheny County contract was $1,315,107 and $371,798, respectively.

Revenues from hardware, software, support, professional services and supply sales have increased by 13.5% over the prior year primarily because of the recognition of increased support revenue and

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

increased professional service revenue. Of the approximate $749,300 increase in revenues, approximately $436,700 is attributable to new revenue produced by ProVal Corporation.

As a result of the increase in net revenues, cost of revenues for the three months ended October 31, 1999 also increased 13.5% to $7,079,284 versus the comparable prior year amount of $6,235,892. In addition, cost of revenues for the six months ended October 31, 1999 of $14,391,174 have increased by 25.3% in comparison to the $11,488,856 of costs that were reported for the six months ended October 31, 1998. Margins have increased from 32.4% in the prior year quarter to 35.8% in the current quarter because of an increase in software revenue which has a high profit margin and a decrease in hardware revenue which has a low profit margin. Margins for the six months ended October 31, 1999 were comparable to the six months ended October 31, 1998, 33% versus 33.6% respectively.

Selling, general and administrative expenses have increased by 25.5% to $3,396,044 for the three months ended October 31, 1999, compared to $2,705,192 for the same period in the prior fiscal year. Also, selling, general and administrative expenses for the six months ended October 31, 1999 of $6,069,183 have increased by 13.8% in comparison to the $5,332,545 of selling, general and administrative expenses that were reported for the six months ended October 31, 1998. This increase primarily is due to increased investment spending for Internet product market development, corporate marketing, support staff and annual salary adjustments.

As a result of the factors noted above, the Company had a 97.2% increase in its operating income to $550,453 for the three months ended October 31, 1999, versus $279,137 for the three months ended October 31, 1998. Operating income for the six months ended October 31, 1999 of $1,031,788 has increased by 114.1% in comparison to the $481,876 of operating income that was reported for the six months ended October 31, 1998. In addition, interest expense, which is included in other expense, has decreased from $16,600 for the three months ended October 31, 1998 to $3,500 for the three months ended October 31, 1999 because the Company has reduced its average outstanding indebtedness in the last 12 months. Interest income has increased from $9,300 for the three months ended October 31, 1998 to $41,900 for the three months ended October 31, 1999 due to the increased cash flow resulting from increased profitability.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK Information Services, Specialized Data Systems, and ProVal Corporation. However, as described in Note 2, the Company has available certain remaining unrecorded future tax benefits which will be utilized to reduce its provision for future income taxes. As a result, the Company recorded a tax provision for the three months and six months ended October 31, 1999 using an effective tax rate of approximately 30%. The Company has not recorded a provision in the comparable periods for the prior year because the available unrecorded future tax benefits were sufficient to offset it.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As a result of the factors noted above, the Company reported net income of $438,356 or $.12 per share on a diluted basis for the three months ended October 31, 1999, versus $274,202 or $.09 per share on a diluted basis for the comparable period in the prior fiscal year. In addition, the Company reported net income of $834,506 for the six months ended October 31, 1999 versus $477,290 for the six months ended October 31, 1998.

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

        Internal Data Processing

The Company's internal data processing systems include hardware and software that facilitate its business operations. The internal systems include:

•	customer information systems
•	accounting, human resource and payroll systems
•	customer support systems

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Company's Technical Services department has spearheaded the effort to manage these systems through a smooth year 2000 conversion. The Company's internal hardware and operating systems are year 2000 compliant. The Company's projects to replace the financial system, customer information system, customer support system and time tracking system, where required, and to upgrade those systems, where appropriate, are substantially complete. Where appropriate, the Company has established contingency plans to mitigate the risk of implementation delays.

        The Company's Software Products

A core strategy of the Company is to develop and market turnkey software systems for local government. Most of these products have some dependency on dates. As such, the Company has been working to update them to properly handle years after 1999. Over 70 of the Company's products are targeted for continued use beyond 1999. Products that are not expected to be used beyond 1999 are either being discontinued or replaced by more modern products. As of October 31, 1999, this effort is over 95% complete. Those products that are not considered compliant are in the final quality assurance phase and are planned for release before the end of calendar year 1999.

        Third Party Hardware and Software

The Company's software products run on industry standard hardware and operating systems. To facilitate the deployment of its software, the Company acts as a value-added reseller for a wide variety of hardware manufacturers, installing and supporting both the hardware and software for its customers. The Company's technical services department spearheaded the effort to document the year 2000 compliance status of third party hardware and software and to identify those products that need to be upgraded or replaced. Although this identification effort is complete, the Company must continue to monitor the status of third parties as those vendors release additional information.

Significant third parties with which the Company interfaces with regard to the year 2000 problem include those identified above and other customers, technology vendors and service providers, financial institutions, and companies that provide utility infrastructure (power, delivery services, telecommunications). Unreadiness by these third parties would expose the Company to the potential for loss and impairment of business processes and activities. The Company has assessed these risks and used that information in developing its contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of such a third party to address, in a timely manner, the year 2000 problem would have on the Company.

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

        Contingency Plan

The Company believes its plans will support the year 2000 rollover both internally and for its installed customer base. However, the Company prepared contingency plans to further reduce the risk associated with year 2000 issues.

For both internal and external purposes, the Company is planning staffing levels and resource commitments, so that adequate technical resources will be available to quickly address issues that may arise. This staffing plan is targeted to the unique needs of our internal systems, varied product lines and geographic regions. The goal of the staffing plan is to support both the Company's internal systems and supported software systems and customers as they make the transition through the year 2000.

The Company will continue to assess the impact of, and work on, the year 2000 issues throughout calendar year 1999. The Company will continue to monitor the status of its internal systems and customers through early 2000.

The Company has spent between approximately $600,000 and $850,000 in connection with year 2000 issues to date and expects that it will spend approximately $25,000 to $100,000 during the remainder of calendar 1999 and into 2000. The costs to implement the year 2000 changes primarily consist of personnel expenses for staff dedicated to identifying, assessing, remediating and testing year 2000 issues and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology, which has definable value lasting beyond 2000. In these instances, where year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

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

Financial Condition and Liquidity

At October 31, 1999 the Company had working capital of $181,728 compared to the April 30, 1999 amount of $1,977,406. These levels reflect current ratios of 1.01 at October 31, 1999 and 1.12 at April 30, 1999. The decrease in working capital primarily is due to the decrease in cash which is a result of the acquisition of ProVal Corporation, purchase of a new corporate office facility, and payment of fiscal year 1999 income taxes.

Shareholders' equity at October 31, 1999 increased by $3,075,434 to $9,859,279 from the balance reported at April 30, 1999, because of $160,503 of employee stock purchases, $1,943,998 for the issuance of stock in relation to the acquisition of ProVal Corporation, $834,506 of net income, and $136,427 of deferred compensation expense that occurred during the first six months. As a result, book value per share has increased to $2.92 as of October 31, 1999, from $2.28 at April 30, 1999.

The nature of the Company's business is not property or equipment intensive. Net capital expenditures, which were approximately $1,715,000 for the six months ended October 31, 1999, are significantly higher than the approximate $322,000 of capital expenditures reported for the comparable period in the prior fiscal year primarily because of the purchase of a new 25,000 square foot corporate office, including furniture and fixtures, in July of 1999 for approximately $1,300,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The remaining net capital expenditures relate primarily to the purchase of additional or new computer hardware and software for the Company's technical and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. On October 9, 1998, the Company entered into a new loan agreement with Comerica Bank which provides for a $3,000,000 line of credit at prime through November 1, 2000. As of October 31, 1999, no borrowings were outstanding under this line of credit. In addition, the Company owed $25,000 on acquisition related debt and $75,000 on its ESOP loan. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its line of credit. As of October 31, 1999, no borrowings were outstanding under this line of credit. Accordingly, the Company's market risk sensitive instruments did not subject the Company to market risk exposures as of October 31, 1999.

PART II. - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on October 7, 1999. The purpose of the meeting was to elect directors and approve the Manatron, Inc. Stock Incentive Plan of 1999.

The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

	Votes Cast
Elected Directors	For	Authority Withheld Against

Randall L. Peat	2,593,845	3,628
Paul R. Sylvester	2,594,549	2,924
Stephen C. Waterbury	2,586,549	10,924

The following persons continue to serve as directors: Gene Bledsoe, Richard J. Holloman, Allen F. Peat, Douglas A. Peat, Jane M. Rix, and Harry C. Vorys.

The number of votes cast for the Stock Incentive Plan of 1999 is as follows:

	Votes Cast

	For	Against	Abstain

Manatron, Inc. Stock Incentive Plan of 1999	1,756,147	140,371	700,955

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3	Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6	Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.7	Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10	Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11	Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12	Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13	Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14	Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15	Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

10.16	Manatron, Inc. Executive Incentive Plan for 1999.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

10.17	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.18	Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.19	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.20	Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.22	Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.23	Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.24	Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.25	Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.26	Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.27	Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.28	Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.29	Offer to Purchase dated as of April 30, 1999. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1999, and here incorporated by reference.

10.30	Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation and joined in by J. Wayne Moore, dated May 28, 1999. Previously filed as an exhibit to the Company's Form 8-K Current Report filed on June 18, 1999, and here incorporated by reference.

27	Financial Data Schedule.

_______________________

*Management contract or compensatory plan or arrangement.

(b)	Report on Form 8-K. The Company did not file a Form 8-K Current Report during the three-month period ended October 31, 1999.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 1999	By /s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer and Treasurer (Principal Executive Officer)

Date: December 15, 1999	By /s/ Joseph Zalewski Joseph Zalewski Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3	Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6	Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

-i-

10.7	Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10	Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11	Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12	Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13	Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14	Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15	Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

10.16	Manatron, Inc. Executive Incentive Plan for 1999.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

-ii-

10.17	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.18	Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.19	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.20	Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.22	Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.23	Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.24	Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.25	Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

-iii-

10.26	Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.27	Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.28	Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.29	Offer to Purchase dated as of April 30, 1999. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1999, and here incorporated by reference.

10.30	Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation and joined in by J. Wayne Moore, dated May 28, 1999. Previously filed as an exhibit to the Company's Form 8-K Current Report filed on June 18, 1999, and here incorporated by reference.

27	Financial Data Schedule.

_______________________

*Management contract or compensatory plan or arrangement.

-iv-