Form 10-Q
period 2000-01-31
MANATRON INC
filed 2000-03-15
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2000	Commission File Number 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 E. Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 (Zip Code)

(616) 567-2900
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

On March 13, 2000, there were 3,473,323 shares of the registrant's common stock, no par value, outstanding.

PART I. - FINANCIAL INFORMATION

           Item 1. Financial Statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 31,	April 30,
	2000	1999
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$325,702	$6,511,266
Receivables, net	11,271,156	5,427,331
Revenues earned in excess of billings and retainages on long-term
contracts	3,679,942	3,920,928
Inventories	533,081	415,341
Other current assets	2,174,475	2,097,124

Total current assets	17,984,356	18,371,990

NET PROPERTY AND EQUIPMENT	2,584,971	1,207,140

OTHER ASSETS:
Long-term receivables, less current portion	1,397,424	1,080,037
Officers' receivable	252,455	232,969
Computer software development costs, net	1,490,170	1,507,178
Goodwill, net	3,410,124	715,503
Other, net	153,951	113,612

Total other assets	6,704,124	3,649,299

Total assets	$27,273,451	$23,228,429

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$75,000	$155,000
Line of credit borrowings	1,027,800	--
Accounts payable	1,736,698	1,726,397
Billings in excess of revenues earned on long-term contracts	2,627,222	3,308,140
Billings for future services	7,219,099	5,914,071
Accrued liabilities	4,107,348	5,290,976

Total current liabilities	16,793,167	16,394,584

LONG-TERM DEBT	--	50,000

SHAREHOLDERS' EQUITY:
Common stock	8,115,542	5,672,530
Retained earnings	2,749,412	1,468,367
Deferred compensation	(334,670)	(232,052)
Unearned ESOP shares	(50,000)	(125,000)

Total shareholders' equity	10,480,284	6,783,845

Total liabilities and shareholders' equity	$27,273,451	$23,228,429

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	1999	2000	1999
NET REVENUES	$11,304,653	$9,355,332	$32,796,798	$26,658,609

COST OF REVENUES	6,944,976	5,821,302	21,336,150	17,310,158

Gross profit	4,359,677	3,534,030	11,460,648	9,348,451

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,724,858	3,218,371	9,794,041	8,550,916

Income from operations	634,819	315,659	1,666,607	797,535

OTHER INCOME, NET	11,720	7,253	114,438	2,667

Income before provision for federal
income taxes	646,539	322,912	1,781,045	800,202

PROVISION FOR FEDERAL
INCOME TAXES (Note 2)	200,000	--	500,000	--

NET INCOME	$446,539	$322,912	$1,281,045	$800,202

BASIC EARNINGS PER SHARE	$.13	$.11	$.39	$.28

DILUTED EARNINGS PER SHARE	$.12	$.10	$.36	$.25

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	3,389,658	2,943,463	3,316,788	2,909,516

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	3,640,993	3,222,062	3,567,262	3,168,513

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,281,045	$800,202
Adjustments to reconcile net income to net cash
and equivalents provided by (used for) operating activities:
Depreciation and amortization expense	1,640,610	1,461,296
Deferred compensation expense	218,676	148,430
Decrease (increase) in current assets:
Receivables, net	(5,678,337)	(2,592,636)
	Revenues earned in excess of billings and
retainages on long-term contracts	240,986	(1,318,636)
Inventories	(117,740)	(64,105)
Other current assets	65,704	56,305
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,295,727)	516,390
	Billings in excess of revenues earned on
long-term contracts	(680,918)	1,856,258
Billings for future services	1,213,083	1,617,538

	Net cash and equivalents provided by (used for)
operating activities	(3,112,618)	2,481,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(1,873,885)	(521,013)
Acquisition of ProVal Corporation, net of cash acquired	(1,235,607)	--
Decrease (increase) in long-term receivables	(333,730)	13,150
Investments in computer software	(517,401)	(871,162)
Other, net	(262,822)	(105,966)

	Net cash and equivalents used for investing
activities	(4,223,445)	(1,484,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	202,880	80,434
Purchase of common stock for ESOP	49,819	50,000
Borrowings of long term debt	897,800	5,000
Decrease in long-term liabilities	--	(160,814)

	Net cash and equivalents provided by (used for)
financing activities	1,150,499	(25,380)

CASH AND EQUIVALENTS:
(Decrease) increase in cash and equivalents	(6,185,564)	970,671
Balance at beginning of period	6,511,266	1,613,669

Balance at end of period	$325,702	$2,584,340
Supplemental disclosures of cash flow information:

Interest paid on debt	$20,107	$40,423
Income taxes paid	$1,775,061	$183,544

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
_____________________________

(1)	GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, as filed with the Securities and Exchange Commission on July 29, 1999.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of January 31, 2000 and April 30, 1999, (b) the results of its operations for the nine-months ended January 31, 2000 and 1999, and (c) cash flows for the nine-months ended January 31, 2000 and 1999.

(2)	FEDERAL INCOME TAXES

The Company had a valuation allowance at April 30, 1997 totaling $912,000 against certain of its future tax benefits, including its tax loss carryforwards, due to the uncertainty of their ultimate realization. Approximately $166,000 and $527,000 of this valuation allowance was utilized in fiscal 1998 and 1999, respectively, to offset the provision for federal income taxes. As of April 30, 1999, the Company had a valuation allowance of approximately $219,000 remaining which has been utilized to reduce the provision for federal income taxes in fiscal 2000. As a result, the Company estimates that its effective tax rate for fiscal year 2000 will be approximately 30%.

(3)	BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
_____________________________

(3)	BUSINESS REPORTABLE SEGMENTS (Continued)

The following table summarizes information regarding the reportable segments' profit for the nine and three months ended and the reportable segments' assets as of January 31, 2000 and 1999:

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead(1)	Total Combined Company
For the Nine Months Ended January 31, 2000

Net revenues	$19,541,874	$13,254,924	$--	$32,796,798
Unallocated amounts	--	--	(3,492,789)	(3,492,789)
Depreciation and amortization expense	(1,155,980)	(144,531)	(340,099)	(1,640,610)
EBITDA	4,563,623	2,033,262	(3,289,668)	3,307,217
Capital expenditures	1,794,112	79,773	--	1,873,885
Segment assets	19,404,282	7,869,169	--	27,273,451

For the Nine Months Ended January 31, 1999

Net revenues	$15,571,527	$11,087,082	$--	$26,658,609
Unallocated amounts	--	--	(3,163,145)	(3,163,145)
Depreciation and amortization expense	(1,135,347)	(187,325)	(138,624)	(1,461,296)
EBITDA	3,216,849	2,069,170	(3,027,188)	2,258,831
Capital expenditures	433,172	87,841	--	521,013
Segment assets	13,169,037	7,607,477	--	20,776,514

_________________

(1)	Unallocated amounts consist of general corporate expenses, goodwill amortization, interest expense and interest income.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
_____________________________

(3)	BUSINESS REPORTABLE SEGMENTS (Continued)

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead(1)	Total Combined Company
For the Three Months Ended January 31, 2000

Net revenues	$7,174,648	$4,130,005	$--	$11,304,653
Unallocated amounts	--	--	(1,234,657)	(1,234,657)
Depreciation and amortization expense	(387,494)	(52,538)	(125,419)	(565,451)
EBITDA	1,765,419	578,349	(1,143,498)	1,200,270
Capital expenditures	136,984	22,109	--	159,093
Segment assets	19,404,282	7,869,169	--	27,273,451

For the Three Months Ended January 31, 1999

Net revenues	$5,184,070	$4,171,262	$--	$9,355,332
Unallocated amounts	--	--	(1,058,368)	(1,058,368)
Depreciation and amortization expense	(359,896)	(31,669)	(46,208)	(437,773)
EBITDA	855,220	917,626	(1,019,414)	753,432
Capital expenditures	183,929	15,161	--	199,090
Segment assets	13,169,037	7,607,477	--	20,776,514

_________________

(1)	Unallocated amounts consist of general corporate expenses, goodwill amortization, interest expense and interest income.

(4)	ACQUISITION OF PROVAL CORPORATION

Effective June 1, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation. ProVal provides CAMA (computer assisted mass appraisal) software and services to local governments in the United States and Canada. The aggregate purchase price of approximately $3.45 million consisted of $1.5 million in cash and 300,000 shares of the Company's common stock valued at $1.95 million. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $2.9 million has been recognized as goodwill and is being amortized over a 10-year period. Additional payments of cash and shares of common

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
_____________________________

(4)	ACQUISITION OF PROVAL CORPORATION (Continued)

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

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the each of the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	1999	2000	1999

Numerators:
Net income	$446,539	$322,912	$1,281,045	$800,202
Denominators:
Denominator for basic earnings
per share, weighted average
outstanding common shares	3,389,658	2,943,463	3,316,788	2,909,516
Potential dilutive shares	251,335	278,599	250,474	258,997
Denominator for diluted earnings
per share	3,640,993	3,222,062	3,567,262	3,168,513
Earnings Per Share:
Basic	$.13	$.11	$.39	$.28
Diluted	$.12	$.10	$.36	$.25

Options to purchase 67,000 shares of common stock at prices ranging from $6.81 to $7.00 per share were outstanding during the three and nine months ended January 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

Options to purchase 17,954 shares of common stock at prices ranging from $5.13 to $5.25 per share were outstanding during the three months ended January 31, 1999, and options to purchase 72,454 shares of common stock at prices ranging from $4.63 to $5.25 per share were outstanding during the nine months ended January 31, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues of $11,304,653 for the three months ended January 31, 2000 have increased by 21% in comparison to the $9,355,332 of net revenues that were reported for the comparable period in the prior fiscal year. Net revenues for the nine months ended January 31, 2000 of $32,796,798 also have increased by 23% in comparison to the $26,658,609 of net revenues that were reported for the nine months ended January 31, 1999. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance and forms processing and printing.

Appraisal service revenues for the three months ended January 31, 2000 have remained approximately the same versus the comparable period in 1999. However, for the nine months ended January 31, 2000, appraisal service revenues were approximately $2,200,000 or 20% higher than in the comparable prior year period. This increase is due to the continued execution of the Allegheny County (Pittsburgh), Pennsylvania, and Hamilton County (Cincinnati), Ohio, projects. Both of these appraisal services projects, which total approximately $28,500,000 in the aggregate, are over 75% complete.

The Company's backlog for appraisal services at January 31, 2000 decreased by approximately $1,700,000 to $18,400,000 compared to approximately $20,100,000 at October 31, 1999. The decrease in backlog for appraisal services is primarily due to the continued execution of the Allegheny County project. The Company has been actively pursuing new business to replenish the backlog as evidenced by recent major contracts with Dauphin County (Harrisburg), Pennsylvania (signed in June 1998 which includes approximately $3,700,000 of revaluation services), Rockland County, New York (signed in August 1999 which includes approximately $4,200,000 of revaluation services) and Lawrence County, Pennsylvania (signed in December 1999, which includes approximately $1,800,000 of revaluation services).

The Company has reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate realizability.

The Company expects to maintain a 100% reserve against the retainage revenue on the Allegheny County project in future periods until such time as the uncertainty surrounding the realizability of the retainage revenue is resolved. With the Allegheny County project over 75% complete, the Company expects to determine the ultimate outcome of this uncertainty during fiscal 2001 as the work on the project becomes substantially complete. As of January 31, 2000 and 1999, the total reserve against retainage revenue under all appraisal service project (including Allegheny County) was $1,673,295 and $750,685, respectively. As of January 31, 2000 and 1999, the total reserve against retainage revenue under the Allegheny County project was $1,559,922 and $473,708, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenues from hardware, software, support, professional services and supply sales have increased by 38.4% for the three months ended and 25.5% for the nine months ended January 31, 2000 versus the comparable prior year periods. These increases are primarily due to new contracts resulting from the century change and the introduction of new software. In addition, the acquisition of ProVal in June of 1999 has contributed to the increase in revenues.

As a result of the increase in net revenues, cost of revenues for the three months ended January 31, 2000 also increased 19.3% to $6,944,976 versus the comparable prior year amount of $5,821,302. In addition, cost of revenues for the nine months ended January 31, 2000 of $21,336,150 have increased by 23.3% in comparison to the $17,310,158 of costs that were reported for the nine months ended January 31, 1999. Margins have increased from 37.8% in the prior year quarter to 38.6% in the current quarter because of a favorable change in the mix of revenues. Margins for the nine month periods ended January 31, 2000 and 1999 were comparable at 35%.

Selling, general and administrative expenses have increased by 15.7% to $3,724,858 for the three months ended January 31, 2000, compared to $3,218,371 for the same period in the prior fiscal year. Also, selling, general and administrative expenses for the nine months ended January 31, 2000 of $9,794,041 have increased by 14.5% in comparison to the $8,550,916 of selling, general and administrative expenses that were reported for the nine months ended January 31, 1999. This increase primarily is due to increased investment spending for the new tax, recorder and Internet products, increased corporate marketing and annual salary adjustments.

As a result of the factors noted above, the Company had a 101% increase in its operating income to $634,819 for the three months ended January 31, 2000, versus $315,659 for the three months ended January 31, 1999. Operating income for the nine months ended January 31, 2000 of $1,666,607 has increased by 109% in comparison to the $797,535 of operating income that was reported for the nine months ended January 31, 1999.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK Information Services, Specialized Data Systems and ProVal Corporation. However, as described in Note 2, the Company has available certain remaining unrecorded future tax benefits which will be utilized to reduce its provision for fiscal 2000 income taxes. As a result, the Company recorded a tax provision for the three months and nine months ended January 31, 2000 using an effective tax rate of approximately 30%. The Company has not recorded a provision in the comparable periods for the prior year because the available unrecorded future tax benefits were sufficient to offset it.

As a result of the factors noted above, the Company reported a 38.3% increase in its net income of $446,539 or $0.12 per share on a diluted basis for the three months ended January 31, 2000, versus $322,912 or $0.10 per share on a diluted basis for the comparable period in the prior fiscal year. For the nine months ended January 31, 2000, the Company reported a 60% increase in its net income of $1,281,045 or $0.36 per share on a diluted basis versus $800,202 or $0.25 per share for the nine months ended January 31, 1999. Diluted weighted average outstanding

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

common shares increased by 460,831 shares from April 30, 1999 (3,180,162) to January 31, 2000 (3,640,993). This increase was primarily due to the ProVal acquisition and employee stock option exercises.

Year 2000 Readiness Disclosure

As of the filing date of this Quarterly Report on Form 10-Q, the Company has not experienced any significant year 2000 issues arising from its customer systems or those of its vendors and suppliers. If there are ongoing year 2000 issues that might arise at a later date, the Company has contingency plans in place to address these issues. The Company continues to maintain contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to the third parties' year 2000 compliance and any ongoing year 2000 issues that might arise at a later date.

In addition, the Company has spent between approximately $625,000 and $950,000 in connection with identifying, assessing, remediating and testing year 2000 issues and does not expect to incur material costs in the future. The costs to implement the year 2000 changes primarily have consisted of personnel expenses for staff dedicated to identifying, assessing, remediating and testing year 2000 issues and professional fees paid to third party providers of software and remedial services. This includes both the Company's internal information systems as well as its software products. These costs have been funded through operating cash flows and short-term borrowings.

In light of the Company's efforts, the year 2000 issue has not had a material adverse effect to date on the operations or results of operations of the Company, and is not expected to have a material impact on the Company's financial condition. However, there can be no assurance that the Company or any third parties will not have ongoing year 2000 issues that may have a material adverse effect on the Company's business, operating results and financial condition in the future.

Financial Condition and Liquidity

At January 31, 2000 the Company had working capital of $1,191,189 compared to the April 30, 1999 amount of $1,977,406. These levels reflect current ratios of 1.07 at January 31, 2000 and 1.12 at April 30, 1999. The decrease in working capital is primarily due to decreased cash flow resulting from an increase in the outstanding accounts receivable balance at January 31, 2000.

On November 1, 1999, the Company converted from a legacy-based accounting system to a client server-based accounting system for internal use. Due to this software conversion process, the Company focused the majority of its resources on the implementation and data conversion of the new accounting software and subsequently delayed its invoicing and cash collection activities. The focus on the software implementation rather than on invoicing and collection activities has resulted in a significant increase in the accounts receivable balance at January 31, 2000 and a corresponding negative impact on the Company's cash balance at January 31, 2000. As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

four months. Accordingly, the Company's account receivable balance at January 31, 2000 should decrease over the next fiscal quarter.

Shareholders' equity at January 31, 2000 increased by $3,696,439 to $10,480,284 from the balance reported at April 30, 1999, because of $252,720 of employee stock purchases, $1,943,998 for the issuance of stock in relation to the acquisition of ProVal Corporation, $1,281,045 of net income and $218,676 of deferred compensation expense that occurred during the first nine months of fiscal 2000. As a result, book value per share has increased to $3.06 as of January 31, 2000, from $2.28 at April 30, 1999, which represents an increase of 34.2%.

The nature of the Company's business typically is not property or equipment intensive. However, during fiscal 2000 the Company purchased a new 25,000 square foot corporate headquarters facility, which offers increased capacity. The purchase price for this building, including furniture and fixtures, was approximately $1,374,000. The remaining capital expenditures, which totaled approximately $500,000 for the nine months ended January 31, 2000, were primarily for the purchase of additional or new computer hardware and software for the Company's technical and support personnel. This amount compares to the total capital expenditures of approximately $521,000 reported for the comparable period in the prior fiscal period.

On October 9, 1998, the Company entered into a new loan agreement with Comerica Bank, which provides for a $3,000,000 line of credit at prime through November 1, 2000. As of January 31, 2000, $1,027,800 was outstanding under this line of credit. In addition, the Company owed $25,000 on acquisition related debt and $50,000 on its ESOP loan. The Company is currently in the process of negotiating a new loan agreement which will provide appropriate borrowing capacity beyond November 1, 2000. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

"Safe Harbor Statement" Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	The impact that the following factors can have on our business and the computer software and service industry in general:

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	•	Changes in competition and pricing environments: if competition increases in the computer software and service industry (particularly the segment of the industry that supplies governmental units), companies with greater capital reserves and greater diversification may have more options at their disposal for handling increased competition than we do.

	•	Potential negative side effects stemming from our expansion into new regional markets, including Canada: as a result of this expansion, we may face pitfalls that we are not fully aware of considering our lack of experience.

	•	Reliance on our appraisal contract involving Allegheny County, Pennsylvania: given the size of this contract, many of our projections may change significantly if this contract is curbed or terminated.

	•	Pricing and availability of equipment, materials, inventories and programming.

•	Changes in existing computer software and service industry laws or the introduction of new laws, regulations or policies that could affect our business practices, including, by way of example, intellectual property laws and laws affecting software providers' liability: these laws, regulations or policies could impact the computer software and service industry as a whole, or could impact only those portions of the computer software and service industry in which we are currently active, for example, privacy laws regulating how governmental units store and provide access to information; in either case, our profitability could be injured due to an industry-wide market decline or due to our inability to compete with other computer software and service industry companies that are unaffected by these laws, regulations or policies.

•	Changes in technology that render our products obsolete or incompatible with hardware or other software.

•	Our success in and expense associated with the development, production, testing, marketing and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned and any defects in products.

•	Our ability to implement successfully our business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets.

•	Our ability to assess future revenue: the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue; as a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Continued availability of third party software and technology incorporated in our products.

•	Potential negative impact of the fact that purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital; in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

•	Changes in economic conditions, including changes in interest rates, financial market performance and the computer software and service industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all computer software and service industry companies; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, by way of example:

•	Economic factors that affect local governmental budgets.

•	Economic factors that may affect the success of the acquisition strategy that we pursued throughout the 1990s.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of January 31, 2000, $1,027,800 in borrowings were outstanding under this line of credit. Due to variable interest rates on the Company's line of credit, an increase in interest rates of 1% could result in the Company incurring an additional $10,278 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $10,278 in annual interest expense. The Company does not expect this market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II. - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3	Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6	Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.7	Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10	Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11	Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12	Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13	Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14	Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15	Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

10.16	Manatron, Inc. Executive Incentive Plan for 1999.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

10.17	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.18	Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.19	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.20	Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.22	Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.23	Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.24	Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.25	Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.26	Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.27	Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.28	Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.29	Offer to Purchase dated as of April 30, 1999. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1999, and here incorporated by reference.

10.30	Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation and joined in by J. Wayne Moore, dated May 28, 1999. Previously filed as an exhibit to the Company's Form 8-K Current Report filed on June 18, 1999, and here incorporated by reference.

27	Financial Data Schedule.

_______________________

*Management contract or compensatory plan or arrangement.

(b)	Report on Form 8-K. The Company did not file a Form 8-K Current Report during the three-month period ended January 31, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2000	By /s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer and Treasurer (Principal Executive Officer)

Date: March 15, 2000	By /s/ Joseph Zalewski Joseph Zalewski Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3	Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	ATEK Information Services, Inc. Stock Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6	Stock Purchase Agreement between Ronald D. Stoynoff and Allen F. Peat dated March 15, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

-i-

10.7	Agreement between Manatron, Inc. and Ronald D. Stoynoff effective as of April 1, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8	Asset Purchase Agreement between Manatron, Inc. and Moore Business Forms, Inc. dated November 11, 1994. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10	Agreement between Manatron, Inc. and Allen F. Peat dated October 17, 1995.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.11	Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.12	Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.13	Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.14	Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.15	Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

10.16	Manatron, Inc. Executive Incentive Plan for 1999.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 1998, and here incorporated by reference.

10.17	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

-ii-

10.18	Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.19	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.20	Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.21	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.22	Promissory Note between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.23	Guaranty between Comerica Bank and Manatron, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Employee Stock Option and Salary Deferral Plan. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.24	Guaranty between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.25	Guaranty between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998 regarding indebtedness of Manatron, Inc. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.26	Security Agreement between Comerica Bank and Manatron, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

-iii-

10.27	Security Agreement between Comerica Bank and Specialized Data Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.28	Security Agreement between Comerica Bank and Atek Information Systems, Inc., dated October 9, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 1999, and here incorporated by reference.

10.29	Offer to Purchase dated as of April 30, 1999. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1999, and here incorporated by reference.

10.30	Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation and joined in by J. Wayne Moore, dated May 28, 1999. Previously filed as an exhibit to the Company's Form 8-K Current Report filed on June 18, 1999, and here incorporated by reference.

27	Financial Data Schedule.

_______________________

*Management contract or compensatory plan or arrangement.