Form 10-K
period 2000-04-30
MANATRON INC
filed 2000-07-28
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number: 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 East Milham Road Portage, Michigan (Address of Principal Executive Offices)	49008 (Zip Code)

Registrant's telephone number, including area code: (616) 567-2900

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None.
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant based on the last sale price on July 26, 2000, was approximately $11,193,969.

As of July 26, 2000, 3,573,470 shares of the Registrant's Common Stock, no par value, were outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Registrant's annual shareholders' meeting to be held Thursday, October 5, 2000, are incorporated by reference into Part III of this report.

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

          In 1990, Manatron acquired PC-based tax and vehicle registration software developed for use in Georgia from Charter Micro Applications, Inc., of Savannah, Georgia. Enhanced versions of this software still are being used by a number of customers in Georgia. In March of 1992, Manatron acquired by merger all of the outstanding stock of Specialized Data Systems, Inc. ("SDS"), a then 10-year old computer software company located in Greenville, North Carolina. SDS had installed its PC-based software (primarily fund accounting, payroll, property tax billing, and utility billing) in approximately 300 cities and 50 counties in the Southeastern United States. Today, the Company still is serving over 300 customers with enhanced versions of SDS software and with software products that Manatron and Sabre Systems and Service ("Sabre") and ProVal have developed.

          In July of 1993, Manatron acquired all of the outstanding stock of ATEK Information Services, Inc. ("ATEK"), a then 25-year old computer software company located in Canton, Ohio and Indianapolis, Indiana. Like Manatron, ATEK served local governments with a similar suite of products and services; however, ATEK's software primarily operated on Digital Equipment Corporation ("DEC") VAX or Alpha computers. ATEK, which had been Manatron's largest competitor in Indiana and Ohio before its acquisition, installed software in approximately 50 counties in Indiana and 20 counties in Ohio to perform various functions such as financial accounting, property tax billing, child support accounting, and court accounting. Today, 87 out of 92 counties in Indiana and 70 out of 88 counties in Ohio are utilizing enhanced versions of ATEK software in addition to the software products that Manatron, ProVal and Sabre have developed.

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

          In November of 1994, Manatron acquired substantially all of the assets of the Ohio-based Real Estate Services Division from Moore Business Forms, Inc., known as Sabre, which had been another major competitor of the Company. At that time, Sabre was the second largest provider of mass appraisal services to local governments in the country with a strong presence in Indiana and Ohio, one of Manatron's major market areas. In addition to Indiana and Ohio, Sabre also had a presence in Connecticut, Massachusetts, New Hampshire, New York, Pennsylvania, Rhode Island, and more recently, South Carolina and Virginia. In addition, Sabre has developed property tax and appraisal software, which it markets along with property mapping services, hardware, and support services. Sabre's software primarily functions on DEC VAX or Alpha hardware, although recent developmental efforts have been focused on providing appraisal systems that function in a client server environment.

          In February of 1995, Manatron acquired substantially all of the assets of MSL Business Computers, Inc. of Harrisburg, Illinois ("MSL"), a small software company with approximately 10 county installations. MSL's software, which primarily consisted of fund accounting, payroll, taxes, and appraisal software, operated on International Business Machine Corporation ("IBM") System 36 and AS/400 computers. In addition to expanding the Company's presence in Southern Illinois, this acquisition provided Manatron with three additional employees and the opportunity to sell Manatron and Sabre software to this new base of customers.

          In June of 1999, Manatron acquired by merger all of the outstanding stock of ProVal Corporation ("ProVal"), a 26-year old computer software company with headquarters in Springfield, Ohio. ProVal had installed its PC-based software (primarily computer-assisted mass appraisal "CAMA," trademarked as ProVal®, and tax systems) in approximately 16 states and three Canadian provinces. Written in C++ code, ProVal® also is consistent with Manatron's focus on component-based software using MicroSoft's DCOM object technology and operates in a MicroSoft Windows NT client-server environment supporting multiple database engines (including Informix, MicroSoft SQL and Oracle). In addition to expanding the Company's presence in the Midwest (particularly Indiana), this acquisition provided Manatron with national recognition in the appraisal market.

          In March of 2000, the U.S. Bankruptcy Court, Northern District of Texas, approved Manatron's bid for selected assets and certain contracts of Dallas-based CPS Systems, Inc. Manatron successfully bid for the Florida, Texas, Colorado, Oklahoma and North Carolina property tax, appraisal and integrated voice response software source code, software support and licensing agreements and other related assets, i.e. contract deposits and accounts receivable at a public auction conducted by the Bankruptcy Trustee for CPS Systems. These operations have recurring revenues, on an annual basis, of approximately $2.3 million from approximately 60 customers, the majority of which are in Florida.

          As a result of all of these acquisitions, the Company has been focusing its efforts on upgrading its large customer base and consolidating the common software products into a single "Open Window" series of products that utilize emerging client/server standards, including MicroSoft Windows, relational databases, component-based standards such as MicroSoft DCOM, and that fully embrace the Internet. Currently, the Company serves over 1,700 customers in 38 states with concentration in the Midwest, Northeastern, and Southeastern regions of the United States, and three Canadian provinces.

          For financial information about segments, see note 13 to the consolidated financial statements, which is here incorporated by reference.

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

          The following is a general description of the features and functionality of the Company's major software product groups that it has developed or acquired. The Company anticipates providing additional capabilities as the products are enhanced. In connection with these anticipated enhancements, the Company is focused on combining similar products within each group, which originally were developed by the companies that Manatron acquired.

          GovernMax Division

          The GovernMax division provides subscription access applications to public information including property information, deed recording information, land records (mapping) and court information. Professionals and others with Internet access and a credit card can get access to current, formatted information relevant to their industry. The GovernMax applications are built on top of Microsoft's Internet Information Server for functionality and scalability. The Company has built a proprietary "template" that provides application "scale-out" and rapid application development features to shrink time-to-market for new products. Products include: PropretyMax, RecordsMax and CourtMax, each providing access to different types of information. The Company will continue to expand its GovernMax product line.

          The Company hosts these applications for many of its customers in a highly-redundant, scalable web farm. The web farms include audited/monitored Internet security, physical access security, triple redundant power backup and access to the Internet via three different Internet backbone providers for quick uptime and security for this valuable information.

          Manatron Visual Property (MVP)

          The Company is re-engineering its entire property suite of application into an "ERP" for the property industry. Using component-based development, object-oriented analysis and design and the unified modeling language (UML) for system documentation. MVP includes MVP Administration, MVP Tax, MVP CAMA, MVP MIRRS and MVP GIS. It is designed from the ground up to be a totally integrated property management application. Clients can use the entire suite or opt to purchase only specific modules which they will integrate with their existing systems. The MVP architecture is based on Microsoft's COM object standard, and is designed with inherent interoperability with other Microsoft Windows-based applications such as Microsoft Office. MVP Tax was initially deployed in beta in January 2000 and will be targeted as a national, tax billing and collections system. It includes the base MVP Administration module for managing properties and parties as well as installation parameters specific to the site. An effective-dating strategy removes the critical time-crunch processing found in most tax billing and collection systems. MVP is designed with database independence and has an n-tier architecture giving it broad scalability options and inherent Internet interoperability.

          Manatron Indexing, Recording, and Retrieval (MIRRS); MVP-MIRRS

          MVP MIRRS records information for numerous types of documents including deeds, mortgages, UCC financing statements, liens, vital records and military discharges. It is a national, highly flexible, extremely powerful application. It is operational in a variety of states and includes advanced features such as workflow automation, imaging and accounts receivable processing. It includes powerful public inquiry, remote access and faxing modules useful for abstracters and title companies.

          ProVal

          ProVal is a Microsoft Windows-based property appraisal software product. It features a highly productive, integrated sketch package and the extremely accurate ProValuation engine for calculating property values. It is designed to be simple enough for beginners with the advanced features that professionals demand. ProVal is one of the most widely-deployed computer-assisted mass appraisal (CAMA) software products available today. It's underlying C++ architecture and database independence allows ProVal to run efficiently in a variety of configurations.

          Tax Manager

          The CPS acquisition included a UNIX-based, COBOL Tax Manager application for Florida and Oklahoma. This product is a full-featured tax billing and collection application with a rich delinquent property tax feature set. (The Company continues to enhance this product for its installed base.) In addition, a Microsoft Windows-based, client/server version of the Tax Manager is under development as a replacement for the COBOL Tax Manager market. The Client/Server Tax Manager will support both the Microsoft SQL Server and Oracle database platforms. It will bring forward the functionality from the COBOL Tax Manager and add to it additional features now available via the graphical user interface and relational database.

          Legacy Products

          The Company maintains, supports and in some cases continues to market and enhance various "legacy" software applications. These products are mature and full-featured. They include, among others:

      •      Property appraisal
      •      Property tax billing and collections
      •      Deed recordings
      •      Land information systems (mapping)
      •      Building permits
      •      Fund-based financials
      •      Payroll
      •      Court accounting
      •      Court case management
      •      Jury management
      •      Child support & enforcement
      •      Voter registration
      •      Utility billing

These products use a variety of technologies such as COBOL, BASIC, DIBOL, Clipper and FoxPro. They run on many different hardware and operating system platforms including Microsoft Windows networks,

VMS and Unix. The Company's main focus with these legacy products is to keep them in compliance with legislation and to continue to offer additional features as needed by the clients.

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

          Utility Billing

          The Company has developed utility billing software, which encompasses an integrated system from engineering through meter reading, billing, and accounting. The system accommodates water, sewer, gas, electric, garbage collection, and other related services. Utility billing also allows for an unlimited number of services per customer and can accommodate complicated electric rate tables. This software also supports hand-held reading devices, peak-to-peak billing, budget billing, and demand meters. The system can be used by small rural districts, which tend to bill few services, as well as larger municipal customers that bill many types of services.

          Judicial Information

          The Company has developed flexible and user definable judicial information systems which are available for all levels of government and consist of the following modules: (i) Case Management; (ii) Court Accounting; (iii) Prosecution Management; (iv) Probation Tracking; (v) Jury Management; (vi) Child Support; and (vii) Voter Registration. In addition, the Company has added the capability of searching court dates through the Internet. The Case Management module encompasses civil, criminal, traffic fine, and court docket functions. The Court Accounting module tracks all fines, court costs, and bonds in addition to providing necessary reports to a governmental unit. The Prosecution Tracking module is a management record keeping and financial module for prosecutors in trial courts. The Probation Tracking module is a case tracking, record keeping, and financial system for probation departments. The Jury Management module facilitates the selection of jurors as well as payments to jurors for jury duty. The Child Support module provides for a complete financial accounting of divorce, paternity, and alimony cases, including Title IV-D reporting. The Voter Registration module oversees the legal record keeping requirements, jury selection, and maintenance of an unlimited voting history and can be integrated with imaging, which facilitates the storage of signatures. Each module can be used alone or can be interfaced with the other modules to produce a complete and thorough court management system.

          Land Information; MVP-GIS

          The Company's land information system allows governmental agencies to create and maintain their own electronic maps, which replace time consuming manual maps. Overlay maps can be plotted in a matter of minutes incorporating, for example, property ownership, zoning, and land use, either individually or collectively. Data from a variety of sources, including aerial photographs, census files, and detailed soil surveys, is utilized with information from existing manual maps that are computerized by a digitizer. In addition, textual and graphic data can be displayed and analyzed. The textual data may be resident on the host or remote computers with connections made through interactive record level or file transfer. Although the Company historically has developed and maintained its own land information system, it is now a reseller of Environmental Systems Research Institute's land information systems known as ARC View and ARC/INFO GIS.

          Many of the software packages described above can be used in conjunction with software enhancement options, such as the use of a laser pen to decipher bar coding for efficient storage and retrieval of information. In addition, laser printing and CD-ROM storage services are provided by the Company and through alliances with other companies.

          Laser printing and CD-ROM services reduce the amount of paper needed to store documents and, accordingly, save storage space. Laser printing produces copies that look like originals because data is printed electronically from magnetic computer tape onto paper, which results in improved print quality, and offers the option of multiple fonts and graphics. Through the use of laser printing and CD-ROM storage, Manatron's customers are able to keep historical data in a user's department, which permits retrieval and printing, often within seconds of command.

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

          Through its Sabre appraisal division, Manatron provides mass revaluation appraisal services to local governments. The real estate services are a natural product extension for the Company, as many Manatron "turn-key" systems customers also contract periodically for mass appraisal services. Sabre is one of the largest vendors of mass appraisal services in the United States. A typical mass appraisal engagement is performed under a fixed-price contract over an 18 to 24 month time frame. Using the technology of its appraisal software products, Sabre has developed a flexible methodology for appraisal delivery, which enables Sabre to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, computer analysis, and sound judgment of professional appraisers, Sabre assesses a value to each parcel of property in a jurisdiction. Sabre supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

          In April of 1998, the Company received a contract to reappraise every property in Allegheny County (Pittsburgh), Pennsylvania over the next two and a half years. The contract was valued at approximately $24 million, making it the largest ever for the Company and one of the largest for the assessment services industry. Under the terms of the agreement, the Company's appraisal division (Sabre) originally was contracted to locate and appraise approximately 600,000 parcels of residential, agricultural, commercial, industrial, and exempt properties and install its CAMA system to maintain and access the information. The Company also will assist in supporting these new appraised values to the public through a hearing process. As of April 30, 2000, the Company has completed approximately 79% of this project.

          The Company also provides services for governments at its Illinois, Michigan, and Ohio facilities, such as the creation of digital maps, and preparation and/or printing of property tax bills.

Marketing and Sales

          The Company primarily markets its products through its regional offices in Georgia, Florida, Texas, Illinois, Indiana, Michigan, Missouri, North Carolina, Ohio, and Rhode Island. Manatron plans the opening of each new office based on a review of marketing opportunities and financial analysis within a particular region. The Company also markets its products through nonexclusive dealer arrangements.

          The Company's sales and marketing personnel approach various governments with Manatron-specific solutions to their data processing and property valuation needs and also respond to governments' proposal requests. The Company's customer service personnel also assist with product demonstrations in connection with these sales efforts.

          Manatron's marketing efforts involve, among other things, internal and external communications, developing and distributing product brochures and bimonthly newsletters, direct mailings, customer satisfaction surveys, telemarketing, attending conventions and conferences, forming user groups for the purpose of determining customer needs and expectations, conducting seminars for the purpose of demonstrating products and services, and advertising in trade journals.

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

          The Company's major competitors for client-server and Inter/Intranet related systems and services are generally small local software and service firms, which often are able to offer less expensive solutions or to develop long-term relationships with key governmental officials. Generally, these smaller firms can sell hardware and services at reduced amounts because of their small amount of overhead. The Company also competes with national software developers such as Business Records and Systems, Tyler Technologies, Inc., and Computer Technologies, which have greater financial, technical, and human resources than the Company. The manufacturers of the computer hardware distributed by the Company may begin to expand the marketing of their applications software to compete with the Company. The Company could be adversely affected if a large computer manufacturer associates itself solely with a third-party software supplier and targets the local government data processing market, or if any large property services or database company acquires, merges, or associates itself with a competing firm.

          Furthermore, applications software also is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products.

          Competition in mass appraisal services comes from a number of small local firms and only one other national firm, Cole Layer and Trumble of Dayton, Ohio, a division of Tyler Technologies, Inc. Small local firms often can offer less expensive mass appraisal services and products than the Company or can develop long-term relationships with key governmental officials.

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

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands, and the needs of its customers. Manatron emphasizes research and development and commits significant resources to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to computer software development costs. Systems programming and support expenses were approximately $4.1 million, $3.7 million, and $3.3 million for the fiscal years ended April 30, 2000, 1999, and 1998, respectively. Certain of these software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" as described in the Notes to Consolidated Financial Statements contained in this Form 10-K.

          In fiscal 2000, the Company continued a major retooling effort for its product development. The Company's product development methodology, a component-based architecture based upon industry standards such as Microsoft Component Object Model (COM), is expected to reduce software development costs and support costs while resulting in "best-in-class" products. The Company's new product designs are fully documented in the Unified Modeling Language in order to record and retain the intellectual property contained in the software. The component-based architecture will allow the Company's customers to integrate its products with other tools such as word processors, spreadsheets, and GIS (mapping) applications specifically due to the Company's adherence to industry standards.

          During fiscal 2000, the Company continued its focus on building industry-leading products based on component-based technology. The Company released version 3 of its GovernMax product suite in the spring of 2000, with the first customer signed on May 17 (Jefferson County, Kentucky). This version includes support for a subscription model, which provides enhanced security and e-commerce capabilities, enhanced functionality and multi-lingual support (up to five languages). In addition, the GovernMax division will begin the process of offering its upgraded product, which will allow for collection of taxes over the internet. The GovernMax division currently has 36 clients in seven states, of which they host data for 18 of these customers, with over 3,000,000 parcels.

          Through the conjunction of effort between ProVal and SMDA 2000 development teams, the Company has continued the development of a new component-based CAMA product. These efforts will result in a completely integrated property management system, Manatron visual property, comprised of property tax, appraisal, recording/indexing, and other modules. Finally, the Company completed the year 2000 coding for its legacy products in 1999.

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

Backlog

          At April 30, 2000, the Company's backlog of orders for hardware, software, and services (including mass real estate appraisal) was approximately $26.1 million, compared with approximately $34.2 million at April 30, 1999. Backlog for the Company's software and services business can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns. Accordingly, a comparison of backlog from quarter to quarter is not necessarily instructive and may not be indicative of eventual actual shipments.

Patents and Trademarks

          The Company currently does not have patent protection for its products or services. While Manatron in the future may apply for a patent or patents to protect its rights to certain software and related products, no assurance can be given that such patents would be granted. The Company treats certain proprietary materials as trade secrets and employs and will continue to employ procedures, techniques, and contractual arrangements to help protect such confidential matters.

          Management may seek to obtain copyright registration of its software programs. However, these copyrights, if applied for and granted, would provide only limited practical protection against duplication of the media embodying the programs and related user manuals. The Company has registered certain of its trade names, and may apply for registration of additional trade names and trademarks at appropriate times in the future. No assurance can be given that the applications for such registration will be granted.

          The Company incorporates programming on software disks to make unauthorized duplication of the software more difficult.

Employees

          As of July 1, 2000, the Company had 465 full-time employees, 162 duration employees, 32 temporary employees, and 9 part-time employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees.

          The majority of the Company's employees are not represented by a labor union. There are, however, approximately 20 employees working on the Allegheny County project who are represented by the Service Employers International Union, AFL-CIO. No work stoppages have been experienced and management presently considers its relations with employees to be positive.

          An approximate breakdown of the Company's employees is as follows:

Executive	3%
Administrative	7%
Development	11%
Sales and Marketing	2%
Service and Support	22%
Appraisal	55%
Total	100%

Item 2.                    Properties.

          The principal executive and administration offices are located in a building owned by Manatron in Portage, Michigan, which consists of approximately 25,000 square feet. The Company also rents office and/or warehouse space in Georgia, Illinois, Indiana, Michigan, Missouri, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, and South Carolina. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 2000, totaled to approximately $849,000.

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

          J. Wayne Moore (age 59) joined the Company in 1999 when the Company acquired ProVal Corporation. Mr. Moore was President of ProVal Corporation before its acquisition and was named

President of Manatron ProVal Corporation, the Company's new appraisal software products subsidiary. Mr. Moore has 27 years experience developing computer assisted mass appraisal systems. Mr. Moore is chief architect and designer of the trademarked ProVal® software system.

          Daniel P. Muthard (age 51) joined the Company in 1994 when the Company acquired Sabre. Mr. Muthard was Vice President of the Company's appraisal operations until June of 1998, at which time he was named President of the Appraisal Division following the death of Melvin J. Trumble, the Company's previous leader of the Appraisal Division.

          James W. Sanderbeck (age 50) joined the Company in 1993 when the Company acquired ATEK. Mr. Sanderbeck was President of ATEK before its acquisition by the Company and from 1993 to 1996, Mr. Sanderbeck was involved in sales management. In April of 1996, Mr. Sanderbeck was named Chief Operating Officer of the Company and is primarily responsible for overseeing the national sales and delivery of services to the Company's customers through its regional offices.

          Early L. Stephens (age 37) joined the Company in 1986 and worked as a programmer/analyst. From 1988 until June 1996, Mr. Stephens was Project Manager-Management Information Systems at Western Michigan University and was responsible for the implementation of client server applications in LAN environments. In June 1996, Mr. Stephens returned to the Company and was named Chief Technology Officer and is responsible for software product development, establishment of technology standards for the Company's products and services, and development of strategic plans.

          Joseph Zalewski (age 42), a Certified Management Accountant, joined the Company in October 1998 and serves as Vice President-Finance and Chief Financial Officer. Before joining the Company, from August 1997 until October 1998, Mr. Zalewski operated as an Independent Consultant specializing in small business and distressed firms management. From July 1994 until August 1997, Mr. Zalewski was employed by Montgomery Financial Management ("MFM") of San Mateo, California most recently as Managing Director of MFM's Lansing, Michigan office. From March 1991 until July 1994, Mr. Zalewski served as President, Chief Operating Officer and Chief Financial Officer of Redlake Corporation in Morgan Hill, California.

PART II

Item 5.                    Market for Registrant's Common Equity and Related Shareholder Matters.

          Manatron's Common Stock is traded over-the-counter and is regularly quoted on The Nasdaq SmallCap Market under the symbol "MANA."

          The following table shows the range of high and low bid information reported by The Nasdaq SmallCap Market for the years ended April 30, 2000 and 1999:

	2000		1999
Quarter	Low	High	Low	High

May - July	$5.25	$8.06	$3.00	$5.63
August - October	4.88	7.19	3.37	4.75
November - January	3.00	10.37	3.37	5.88
February - April	7.00	16.18	4.37	6.13

          These over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

          The Company historically has not paid cash dividends. The Company has, however, paid 5% stock dividends in 1992, 1993, and 1994. The Company currently does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but instead intends to retain earnings, if any, for the operation and expansion of the Company's business.

          As of July 1, 2000, the Company's Common Stock was held by approximately 1,300 shareholders, 263 of which were record holders.

Item 6.                    Selected Financial Data.

          The following table sets forth selected financial data of the Company for the periods indicated and has been derived from and should be read in connection with the Company's Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The annual income statement and balance sheet data set forth below for the years 1996 through 2000 have been derived from the Consolidated Financial Statements of the Company.

Five-Year Operating and Financial Summary
Years Ended April 30,

	2000	1999	1998	1997	1996(1)
Operating Results

Net Revenues	$43,645,377	$37,549,264	$24,791,881	$22,016,988	$23,946,243

Gross Profit	14,586,455	13,005,142	9,473,074	8,636,635	8,427,625

Income (loss) from
operations	2,079,630	1,251,840	402,840	(160,000)	(2,870,606)

Other income
(expense), net	264,215	52,730	(89,069)	(246,659)	(368,808)

Net income (loss)	1,603,845	1,304,570	313,771	(406,659)	(3,039,414)

Basic earnings (loss)
per share	.49	.45	.11	(.14)	(1.03)

Diluted earnings
(loss) per share	.45	.41	.11	(.14)	(1.03)

At Year-end:
Cash and equivalents	608,062	6,511,266	1,613,669	457,691	352,074
Total assets	26,724,725	23,228,429	15,863,076	14,854,268	16,583,187
Long-term debt	0	50,000	125,000	1,110,000	3,500,000
Book value per share	$3.26	$2.28	$1.80	$1.68	$1.80
__________________________________

(1)

The 1996 results include a one-time $1.6 million management restructuring charge, or $.54 per share, primarily related to the retirement of Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, as further discussed in the Notes to the Consolidated Financial Statements.

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

Results of Operations: Fiscal Year 2000 Compared to Fiscal Year 1999

          Net revenues of $10,848,579 for the three months ended April 30, 2000 were comparable to the $10,890,655 of net revenues that were reported for the fourth quarter in the prior fiscal year. Annual net revenues of $43,645,377 for fiscal 2000 are 16.2% higher than the $37,549,264 of net revenues that were reported for the prior fiscal year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, and forms processing and printing.

          In general, the net revenue increase for the year is primarily due to the execution of major appraisal service contracts, increased software and service sales as a result of year 2000 compliance and sales of new software products including ProVal, MVP Tax, MVP MIRRS, and GovernMax. Specifically, appraisal service revenues have increased by 11% over the prior year primarily because of revenues received from the revaluation contracts signed with Allegheny County (Pittsburgh), Pennsylvania, Dauphin County (Harrisburg), Pennsylvania, and Hamilton County (Cincinnati), Ohio. These contracts which totaled approximately $33.5 million had a major impact on the financial results for fiscal 2000. As of April 30, 2000, approximately $26.7 million has been recognized as revenue on these projects. As of April 30, 2000 the Company's backlog for appraisal services was approximately $14.9 million compared to $23.2 million at April 30, 1999.

          The Company has reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate realizability.

          The Company expects to maintain a 100% reserve against the retainage revenue on the Allegheny County project in future periods until such time as the uncertainty surrounding the realizability of the retainage revenue is resolved. With the Allegheny County project over 79% complete, the Company expects to determine the ultimate outcome of this uncertainty during fiscal 2001 as the work on the project becomes substantially complete. As of April 30, 2000 and 1999, the total reserve against retainage revenue under all appraisal service project (including Allegheny County) was $1,992,093 and $933,000, respectively. As of April 30, 2000 and 1999, the total reserve against retainage revenue under the Allegheny County project was $1,854,394 and $765,767, respectively.

          Revenues from hardware, Company software, software support, hardware maintenance, third party software, and supply sales have increased by 20% over the prior year primarily because of additional upgrades by existing and new customers in the Midwest. This increase in revenue can be partially attributed to year 2000 product upgrades, additional revenue contributed by ProVal, which was acquired at the end of May, 1999, and the introduction of new software to the Company's customer base. Specifically, the Company has begun to recognize revenues on its $2.8 million contract that was signed in October of 1998 with Lake County, Indiana for the Company's new MVP-Tax product.

          Cost of revenues for the three months ended April 30, 2000 decreased 2% to $7,093,056 compared to $7,233,964 for the fourth quarter in the prior fiscal year. Annual cost of revenues increased by 18.4% from $24,544,122 in the prior fiscal year to $29,058,922 for the year ended, April 30, 2000. These increases are primarily due to the improvement in net revenues noted above. The prior fiscal year gross margins were approximately 34% for the fourth quarter and 35% for the year while the current fiscal year margins are 35% and 33%, respectively. These margin fluctuations are usually due to changes in the mix of revenues. Margins on hardware, third party software, and services typically are lower than the margins on licenses of Company software and appraisal services.

          Selling, general, and administrative expenses have increased by 4.4% to $3,342,500 for the three months ended April 30, 2000 compared to $3,202,386 for the fourth quarter in the prior fiscal year. Annual selling, general, and administrative expenses have increased 6.4% from $11,753,302 in fiscal 1999 to $12,506,825 in fiscal 2000. These increases are primarily due to annual salary adjustments, additional software development, rollout of the Company's new software products, year 2000 compliance work and increased corporate marketing efforts.

          As a result of the factors noted above, the Company reported operating income of $413,023 for the three months ended and $2,079,630 for the year ended April 30, 2000. This reflects significant improvement over the comparable prior year operating income of $1,251,840 for the year ended April 30, 1999.

          Interest expense has decreased from $50,199 in fiscal 1999 to $41,712 in fiscal 2000 because the Company paid off its deferred compensation agreement with a prior officer of the Company, which was partially offset by increased borrowings on its line of credit during the second half of fiscal 2000.

          The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ProVal, CPS, ATEK and SDS. The Company has recorded a provision for federal taxes for the year ended April 30, 2000 of $740,000. This includes an offset for the remaining utilization of a $219,000 valuation allowance carryover from prior year. As more fully described in note 4 to the consolidated financial statements, the Company did not record a provision for federal income taxes for the year ended April 30, 1999 as the provision was fully offset by a portion of the valuation allowance. The increase in the current year provision is a result of increased profitability levels as well as the complete utilization of the valuation allowance.

          As a result of the factors noted above, the Company reported net income of $322,800 or $.09 per share for the three months ended and $1,603,845 or $.45 per share for the year ended April 30, 2000, compared to net income of $504,368 or $.16 per share and $1,304,570 or $.41 per share for the comparable periods in the prior fiscal year. All per share amounts are diluted. This equates to an improvement over the prior year of 22.9% on a comparable fiscal year basis. The quarter ended April 30, 2000 showed a decrease of approximately 36% or $181,568, from the same period in fiscal 1999 primarily due to $240,000 of federal tax expense for the fourth quarter in fiscal 2000 compared to no required provision in the fourth quarter of fiscal 1999. Weighted average shares outstanding have increased primarily because of employee stock option exercises and the issuance of 300,000 shares for the acquisition of ProVal Corporation.

Results of Operations: Fiscal Year 1999 Compared to Fiscal Year 1998

          Net revenues of $10,890,655 for the three months ended April 30, 1999 increased by 64% compared to the $6,647,412 of net revenues that were reported for the fourth quarter in fiscal year 1998. Annual net revenues of $37,549,264 for fiscal 1999 were 51% higher than the $24,791,881 of net revenues that were reported for fiscal year 1998. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, and forms processing and printing.

          In general, the net revenue increase was primarily due to the execution of major appraisal service contracts and increased software and hardware sales as a result of year 2000 compliance. Specifically, service revenues increased by 51% over fiscal year 1998 primarily because of revenues received from the revaluation contracts signed with Allegheny County (Pittsburgh), Pennsylvania, Dauphin County (Harrisburg), Pennsylvania, and Hamilton County (Cincinnati), Ohio. These contracts which totaled approximately $33.5 million had a major impact on the financial results for fiscal 1999 and continued to do so in fiscal 2000. At April 30, 1999, approximately $14 million had been recognized as revenue on these projects. The Company's backlog for appraisal services at April 30, 1999 was approximately $23.2 million compared to $31.8 million at April 30, 1998.

          Revenues from hardware, Company software, third party software, and supply sales increased by 53% over the prior year primarily because of additional upgrades by existing and new customers in the Midwest. Many of the orders were a result of year 2000 upgrades. These increases also were due to the tax accounting and Internet contract that was signed with Franklin County, Ohio in the fall of 1998 as well as the recognition of revenue on approximately six other counties that purchased the Company's Internet (MVP-Connect) product. Finally, the Company completed a special project for the Ohio Office of Criminal Justice Services to provide hardware and software for electronic reporting of criminal dispositions in 50 of its sites in Ohio.

          Cost of revenues for the three months ended April 30, 1999 increased 83% to $7,233,964 compared to $3,942,741 for the fourth quarter in the fiscal year 1998. Annual cost of revenues increased by 60% from $15,318,807 in the fiscal year 1998 to $24,544,122 for the year ended April 30, 1999. These increases were primarily due to the improvement in net revenues noted above. The fiscal year 1998 gross margins were approximately 41% for the fourth quarter and 38% for the year, while the fiscal year 1999 margins were 34% and 35%, respectively. These margin fluctuations are due to changes in the mix of revenues. For example, margins on hardware, third party software, and services typically are lower than the margins on licenses of Company software.

          Selling, general, and administrative expenses increased by 25% to $3,202,386 for the three months ended April 30, 1999 compared to $2,570,569 for the fourth quarter in fiscal year 1998. Annual selling, general, and administrative expenses increased 30% from $9,070,234 in fiscal 1998 to $11,753,302 in fiscal 1999. These increases were primarily due to annual salary adjustments and additional software development staff needed for ongoing development and the rollout of the Company's new software products in conjunction with year 2000 compliance work.

          As a result of the factors noted above, the Company reported operating income of $454,305 for the three months ended, and $1,251,840 for the year ended, April 30, 1999. This reflected significant improvement over the comparable prior year operating income of $134,102 for the three months ended, and $402,840 for the year ended, April 30, 1998.

          Interest expense decreased from $140,794 in fiscal 1998 to $50,199 in fiscal 1999 because the Company reduced its average outstanding debt by approximately $1 million. At April 30, 1999 the Company had no outstanding balance on its $3 million line of credit.

          The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ATEK and SDS. However, as more fully described in the notes to consolidated financial statements, the Company did not record a provision for federal income taxes for the year ended April 30, 1999 because a portion of its valuation allowance had been utilized as an offset.

          As a result of the factors noted above, the Company reported net income of $504,368 or $.16 per share for the three months ended and $1,304,570 or $.41 per share for the year ended April 30, 1999, compared to net income of $137,862 or $.05 per share and $313,771 or $.11 per share for the comparable periods in the prior fiscal year. All per share amounts are diluted. This equated to an improvement over the prior year of 266% for the comparable quarter and 316% for the comparable fiscal year. Weighted average shares outstanding increased primarily because the Company issued restricted stock to a number of technical employees and because a number of other employees exercised stock options.

Quarterly Results

          The following table sets forth selected unaudited quarterly financial data for the eight quarters in the period ended April 30, 2000:

	Fiscal 1999				Fiscal 2000

	July 31, 1998	October 31, 1998	January 31, 1999	April 30, 1999	July 31, 1999	October 31, 1999	January 31, 2000		April 30, 2000

Net revenues	$8,083,056	$9,220,221	$9,355,332	$10,890,655	$10,466,364	$11,025,781	$11,304,653		$10,848,579

Gross profit	2,830,092	2,984,329	3,534,030	3,656,691	3,154,474	3,946,497	3,729,961	(1)	3,755,523

Operating income	202,739	279,137	315,659	454,305	481,335	550,453	634,819		413,023

Other income (expense), net	349	(4,935)	7,253	50,063	64,815	37,903	11,720		149,777

Net income	203,088	274,202	322,912	504,368	396,150	438,356	446,539		322,800

Basic earnings per share	.07	.09	.11	.17	.12	.13	.13		.10

Diluted earnings per share	.06	.09	.10	.16	.11	.12	.12		.09

(1)          Third quarter amounts restated to reflect reclassification of certain expenses to conform with all other periods presented.

Financial Condition and Liquidity

          Working capital of $1,158,596 at April 30, 2000 has decreased compared to $1,977,406 at April 30, 1999. These levels reflect current ratios of 1.08 and 1.12, respectively. The decrease in working capital is due primarily to a decrease in cash resulting from the internal funding of the acquisition of ProVal and certain assets of CPS Systems, in addition to the purchase of a new corporate office for approximately $1.4 million.

          Shareholders' equity at April 30, 2000 increased by $4,671,922 to $11,455,767 from the balance reported at April 30, 1999, primarily due to $1,603,845 of net income, $850,218 of employee stock purchases and the tax benefit from the related stock option exercises, $1,944,000 for the issuance of stock in relation to the acquition of ProVal Corporation, and $323,678 of deferred compensation expense that occurred during the twelve months ended April 30, 2000. As a result, book value per share has increased to $3.26 as of April 30, 2000 from $2.28 at April 30, 1999.

          The nature of the Company's business is generally not property or equipment intensive. Net capital expenditures however, which were approximately $2.3 million for the year ended April 30, 2000, are 270% greater than the comparable prior fiscal year amount of $622,000. These expenditures relate primarily to the purchase of a new corporate office and associated furniture and fixtures as well as investments in computer equipment and software in the current year. Capital expenditures for future periods are anticipated to be significantly lower than those incurred in the current period due to the one time occurrence of the building acquisition.

          As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. On April 20, 2000 the Company entered into a new loan agreement with Comerica Bank which replaces its Revolving Credit Agreement dated as of October 9, 1998. This new agreement provides an unsecured $5 million line of credit to the Company at the prime rate of interest hrough November 1, 2001. As of April 30, 2000, $474,336 of borrowings were outstanding under this line of credit. In addition, as of April 30, 2000, the Company owed $25,000 on acquisition-related debt and $25,000 on its ESOP loan. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

Year 2000 Readiness Disclosure

          As of the filing date of this Annual Report on Form 10-K, the Company has not experienced any material year 2000 issues arising from its systems or those of its material vendors and suppliers. If there are ongoing year 2000 issues that might arise at a later date, the Company has contingency plans in place to address these issues. The Company has not incurred any material costs in connection with identifying, assessing, remediating and testing year 2000 issues and does not expect to incur material costs in the future.

          In light of the Company's efforts, the Year 2000 issue has had no material adverse effect to date on the business or results of operation of the Company, and is not expected to have a material impact on the Company's financial condition.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

          This Form 10-K contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. The Company's future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	The impact that the following factors can have on the Company's business and the computer software and service industry in general:

•

Changes in competition and pricing environments: if competition increases in the computer software and service industry (particularly the segment of the industry that supplies governmental units), companies with greater capital reserves and greater diversification may have more options at their disposal for handling increased competition than we do.

•

Potential negative side effects stemming from the Company's expansion into new regional markets, including Canada: as a result of this expansion, the Company may face pitfalls that it is not fully aware of considering its lack of experience.

•

Reliance on the Company's appraisal contract involving Allegheny County, Pennsylvania: given the size of this contract, many projections may change significantly if this contract is curbed or terminated.

•	Pricing and availability of equipment, materials, inventories and programming.

•

Changes in existing computer software and service industry laws or the introduction of new laws, regulations or policies that could affect the Company's business practices, including, by way of example, intellectual property laws and laws affecting software providers' liability: these laws, regulations or policies could impact the computer software and service industry as a whole, or could impact only those portions of the computer software and service industry in which we are currently active, for example, privacy laws regulating how governmental units store and provide access to information; in either case, the Company's profitability could be injured due to an industry-wide market decline or due to the Company's inability to compete with other computer software and service industry companies that are unaffected by these laws, regulations or policies.

•	Changes in technology that render our products obsolete or incompatible with hardware or other software.

•

The Company's success in and expense associated with the development, production, testing, marketing and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned and any defects in products.

•	The Company's ability to implement successfully its business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets.

•

The Company's ability to assess future revenue: the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue; as a result, if revenue is below expectations, results of operations are likely to be materially adversely affected.

•	Continued availability of third party software and technology incorporated in the Company's products.

•

Potential negative impact of the fact that purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital; in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

•

Changes in economic conditions, including changes in interest rates, financial market performance and the computer software and service industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not the Company's business, but all computer software and service industry companies; or, the changes can impact only those parts of the economy upon which the Company relies in a unique fashion, including, by way of example:

•	Economic factors that affect local governmental budgets.

•	Economic factors that may affect the success of the acquisition strategy that the Company pursued throughout the 1990s.

•	Factors that the Company has discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K. However, this list is not intended to be exhaustive; many other factors could impact the Company's business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although the Company believes that the forward-looking statements contained in this Form 10-K are reasonable, the Company cannot provide any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and readers are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K. In addition to the risks listed above, other risks may arise in the future, and the Company disclaims any obligation to update information contained in any forward-looking statement.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

          The Company's primary market risk exposure is a potential change in interest rates in connection with its line of credit. As of April 30, 2000, approximately $474,000 was outstanding under this line of credit. A 1% change in interest rates would not have a material adverse impact on the Company's financial position. As of April 30, 1999, no borrowings were outstanding under this line of credit. Accordingly, the Company's market risk sensitive instruments did not subject the Company to market risk exposures as of April 30, 1999.

Item 8.          Financial Statements and Supplementary Data.

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K, which is incorporated herein by reference and in Item 7 of this Annual Report, which is incorporated herein by reference.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial
                      Disclosure.

          None.

PART III

Item 10.          Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2000, is incorporated by reference. The information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of this Annual Report on Form 10-K and is here incorporated by reference.

Item 11.          Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2000, is incorporated by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the caption "Voting Securities," "Ownership of Common Stock," and "Securities Ownership of Management" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2000, is incorporated by reference.

Item 13.          Certain Relationships and Related Transactions.

          The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2000, is incorporated by reference.

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 14(a)(1).          List of Financial Statements. The following report, Consolidated Financial Statements of the Company, and notes thereto are filed as a part of this report:

•	Report of Arthur Andersen LLP, Independent Public Accountants, dated July 21, 2000

•	Consolidated Balance Sheets as of April 30, 2000 and April 30, 1999

•	Consolidated Statements of Operations for the years ended April 30, 2000, 1999, and 1998

•	Consolidated Statements of Shareholders' Equity for the years ended April 30, 2000, 1999, and 1998

•	Consolidated Statements of Cash Flows for the years ended April 30, 2000, 1999, and 1998

•	Notes to Consolidated Financial Statements

Item 14(a)(2).          Financial Statement Schedules. Not applicable.

Item 14(a)(3).          List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

2.1

Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation, dated May 28, 1999, as amended. Previously filed as an exhibit to the Company's Form 8-K filed on June 18, 1999 and incorporated herein by refrence.

2.2	Bills of Sale and Court Orders concerning the purchase of certain assets of CPS Systems, Inc., dated March 31, 2000 and June 13, 2000.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999 and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

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

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.6

Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.7

Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.8

Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.9

Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.10

Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999 and incorporated herein by reference.

10.11	Manatron, Inc. Executive Incentive Plan for 2000.*

10.12	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.13

Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.14

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.15

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.16	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.17	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000.

10.18	Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000.

10.19	Guaranty between Comerica Bank and Manatron, Inc., dated April 20, 2000.

10.20

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999 and here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Independent Public Accountants.

24	Powers of Attorney.

27	Financial Data Schedule.

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 510 East Milham Road, Portage, Michigan.

Item 14(b)          Reports on Form 8-K.

          The Company filed a Form 8-K on May 27, 2000, to report under Item 5 the acceptance of the Company's bid to purchase selected assets and assume certain contracts of CPS Systems, Inc. This asset purchase was effective on March 31, 2000.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 26, 2000	MANATRON, INC. By /s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer, and Director

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer, and Director (Principal Executive Officer)	Date: July 26, 2000

/s/ Joseph Zalewski Joseph Zalewski Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: July 26, 2000

* Randall L. Peat Chairman of the Board	Date: July 26, 2000

* Richard J. Holloman Director	Date: July 26, 2000

* Douglas A. Peat Regional Vice President and Director		Date: July 26, 2000

* Jane M. Rix Secretary and Director		Date: July 26, 2000

* Stephen C. Waterbury Director		Date:July 26, 2000

* Harry C. Vorys Director		Date: July 26, 2000

* Gene Bledsoe Director		Date: July 26, 2000

* Allen F. Peat Director		Date: July 26, 2000

*By	/s/ Paul R. Sylvester Paul R. Sylvester Attorney-in-Fact	Date: July 26, 2000

APPENDIX A

MANATRON, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
of Manatron, Inc.:

We have audited the accompanying consolidated balance sheets of MANATRON, INC. (a Michigan corporation) and Subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial poisition of Manatron, Inc. and Subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Anderson LLP

Grand Rapids, Michigan
July 21, 2000

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

ASSETS	2000	1999
CURRENT ASSETS:
Cash and equivalents	$608,062	$6,511,266
Accounts receivable, less allowances of $1,190,000 in
2000 and $1,298,000 in 1999	7,818,663	4,646,911
Revenues earned in excess of billings and
retainages on long-term contracts	3,824,887	3,920,928
Notes receivable	1,179,119	780,420
Inventories	363,588	415,341
Deferred tax assets	2,195,664	1,750,000
Other current assets	170,960	347,124

Total current assets	16,160,943	18,371,990

NET PROPERTY AND EQUIPMENT	3,047,946	1,207,140

OTHER ASSETS:
Notes receivable, less current portions	1,254,477	1,080,037
Officers' receivable	--	232,969
Computer software development costs,
net of accumulated amortization	1,445,600	1,507,178
Goodwill, net of accumulated amortization	4,777,115	715,503
Deferred tax assets	--	82,000
Other, net	38,644	31,612

Total other assets	7,515,836	3,649,299

	$26,724,725	$23,228,429

LIABILITIES AND SHAREHOLDERS' EQUITY	2000	1999
CURRENT LIABILITIES:
Current portion of long-term debt	$50,000	$155,000
Line of credit borrowings	474,336	--
Accounts payable	1,337,099	1,726,397
Billings in excess of revenues earned
on long-term contracts	3,057,534	3,308,140
Billings for future services	5,659,960	5,914,071
Restructuring reserve	24,953	189,942
Accrued liabilities:
Payroll and employee benefits	3,331,375	2,563,195
Income taxes	570,355	1,835,320
Accrued commissions	367,808	511,996
Other	128,927	190,523

Total current liabilities	15,002,347	16,394,584

DEFERRED INCOME TAXES	242,878	--

LONG-TERM DEBT, less current portion	--	50,000

OTHER LONG-TERM LIABILITIES	23,733	--

SHAREHOLDERS' EQUITY
Preferred stock, no par value,
2,000,000 shares authorized, none issued	--	--
Common stock, no par value, 7,500,000
shares authorized, 3,518,245 and
2,973,970 shares issued and outstanding
at April 30, 2000 and 1999, respectively	8,707,431	5,672,530
Retained earnings	3,072,212	1,468,367
Deferred compensation	(298,876)	(232,052)
Unearned ESOP shares	(25,000)	(125,000)

Total shareholders' equity	11,455,767	6,783,845

	$26,724,725	$23,228,429

The accompanying notes are an integral part of these consolidated balance sheets.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,

	2000	1999	1998
NET REVENUES:

Hardware, software, and supply sales	$9,913,119	$9,026,170	$5,894,325
Service fees	33,732,258	28,523,094	18,897,556

Total net revenues	43,645,377	37,549,264	24,791,881

COST OF REVENUES:

Hardware, software, and supplies	5,980,875	5,432,965	3,561,354
Services	23,078,047	19,111,157	11,757,453

Total cost of revenues	29,058,922	24,544,122	15,318,807

Gross profit	14,586,455	13,005,142	9,473,074

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	12,506,825	11,753,302	9,070,234

Income from operations	2,079,630	1,251,840	402,840

OTHER INCOME (EXPENSE):
Interest expense	(41,712)	(50,199)	(140,794)
Other	305,927	102,929	51,725
	264,215	52,730	(89,069)
Income before provision for federal income taxes	2,343,845	1,304,570	313,771

PROVISION FOR FEDERAL INCOME TAXES	740,000	--	--

NET INCOME	$1,603,845	$1,304,570	$313,771

BASIC EARNINGS PER SHARE	$.49	$.45	$.11

DILUTED EARNINGS PER SHARE	$.45	$.41	$.11

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998

	Common Stock	Retained (Deficit) Earnings	Deferred Compensation	Unearned ESOP Shares	Total Shareholders' Equity

BALANCE AT APRIL 30, 1997	$5,418,203	$(149,974)	$(117,562)	$(325,000)	$4,825,667

Net income	--	313,771	--	--	313,771
Repurchase of 95,200 shares by the Company	(201,027)	--	--	--	(201,027)
Issuance of 52,814 shares under employee stock plans	98,134	--	--	--	98,134
Compensation expense	(40,180)	--	14,250	100,000	74,070

BALANCE AT APRIL 30, 1998	5,275,130	163,797	(103,312)	(225,000)	5,110,615

Net income	--	1,304,570	--	--	1,304,570
Repurchase of 18,500 shares by the Company	(75,480)	--	--	--	(75,480)
Issuance of 160,529 shares under employee stock plans	431,823	--	(194,250)	--	237,573
Compensation expense	41,057	--	65,510	100,000	206,567

BALANCE AT APRIL 30, 1999	5,672,530	1,468,367	(232,052)	(125,000)	6,783,845

Net income	--	1,603,845	--	--	1,603,845
Repurchase of 7,315 shares by the Company	(49,819)	--	--	--	(49,819)
Issuance of 251,590 shares under employee stock plans and tax benefit from stock option exercise	1,042,976	--	(192,758)	--	850,218
Compensation expense	97,744	--	125,934	100,000	323,678
Issuance of 300,000 shares
related to ProVal acquisition	1,944,000	--	--	--	1,944,000

BALANCE AT APRIL 30, 2000	$8,707,431	$3,072,212	$(298,876)	$(25,000)	$11,455,767

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,603,845	$1,304,570	$313,771
Adjustments to reconcile net income to net cash and equivalents provided by operating activities:
Gain on sale of assets	(139,632)	--	--
Depreciation and amortization	2,037,233	2,095,741	1,583,855
Deferred income taxes	(94,799)	(1,542,000)	(3,000)
Deferred compensation expense	323,678	206,567	74,070
Decrease (increase) in current assets:
Accounts and notes receivable	(3,077,021)	482,292	8,735
Revenues earned in excess of billings and retainages	96,041	(1,197,357)	49,134
Inventories	51,753	(118,921)	(21,278)
Other current assets	212,757	(84,869)	58,176
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,214,267)	2,926,339	716,318
Billings in excess of revenues earned	(250,606)	1,964,650	(405,610)
Billings for future services	(544,864)	1,166,840	1,519,366
Restructuring reserve	(164,989)	(60,892)	13,106

Net cash and equivalents provided by (used for) operating activities	(1,160,871)	7,142,960	3,906,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	$343,261	$--	$--
Decrease (increase) in long-term receivables	61,672	(402,060)	81,091
Net additions to property and equipment	(2,303,723)	(621,731)	(542,089)
Investments in computer software development	(728,359)	(1,103,956)	(1,010,188)
Decrease (increase) in other, net assets	(223,045)	(98,895)	23,734
Acquisition of ProVal, net of cash received	(1,235,607)	--	--
Acquisition of CPS	(1,800,000)	--	--

Net cash and equivalents used for investing activities	(5,885,801)	(2,226,642)	(1,447,452)

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,
(Continued)

	2000	1999	1998

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	$(155,000)	$(20,000)	$(100,000)
Repurchase of common stock	(49,819)	(75,480)	(201,027)
Purchases of common stock by stock plans
and tax benefit from stock option exercises	850,218	237,573	98,134
(Decrease) increase in line of credit borrowings	474,336	--	(885,000)
(Decrease) increase in other long-term liabilities	23,733	(160,814)	(215,320)

Net cash and equivalents provided by (used for) financing activities	1,143,468	(18,721)	(1,303,213)

CASH AND EQUIVALENTS:
Increase (decrease)	(5,903,204)	4,897,597	1,155,978
Balance at beginning of year	6,511,266	1,613,669	457,691

Balance at end of year	$608,062	$6,511,266	$1,613,669

Supplemental Disclosures of cash flow information:

Interest paid on debt	$34,000	$51,000	$140,000
Income taxes paid	$2,127,000	$254,000	$--

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company

          Manatron, Inc. and its subsidiaries (the "Company" or "Manatron") design, develop, market, install, and support a family of web-based and client/server application software products for county, city, and municipal governments. These products support both back-office processes for government agencies as well as "virtual courthouse" needs providing Internet access to information for industry professionals and the public. The Company also provides mass appraisal services, assessing residential, commercial, and other types of properties to ensure updated and equitable property valuations. The Company's business primarily is concentrated in the Midwest and Southeast regions of the United States.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Manatron and its wholly-owned subsidiaries, ATEK Information Services, Inc. ("ATEK"), ProVal Corporation and Specialized Data Systems, Inc. ("SDS"). In addition, the accompanying consolidated financial statements include the accounts of Sabre Systems and Service ("Sabre") which is a division of the Company. All significant inter-company accounts and transactions have been eliminated.

          Revenue Recognition

          Revenue and costs related to sales of computer hardware and supplies are recognized when title passes, which is normally the shipping or installation date. Revenue from software licensing fees is recognized when the license agreements are consummated, which generally is also the shipping or installation date, provided that all significant obligations to the customer have been met, fees are fixed and determinable, and collection is probable. Typically, the Company's contracts do not contain a right of return. As of April 30, 2000 and 1999, the reserve for returns was not significant. Receivables for software license agreements are included in notes receivable in the accompanying balance sheets.

          Revenue and costs related to leases of computer hardware are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and the related receivables for sales-type leases are included in notes receivable in the accounting balance sheets.

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

          Revenue and costs under long-term mass real estate appraisal, mapping, and software development contracts, which typically range from one to three years, are recognized on a percentage of completion basis. Losses on these contracts, if any, are recognized when they become known. As of April 30, 2000 and 1999, the reserve for contract losses was not significant.

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

          Inventories

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	2000	1999

Computer hardware and repair parts	$222,040	$263,905
Data processing supplies and purchased software products	141,548	151,436
	$363,588	$415,341

          Property and Equipment

          Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	2000	1999

Land	$--	$25,650
Building and improvements	1,366,610	465,768
Furniture and fixtures	570,248	707,123
Rental equipment	329,222	347,636
Office equipment and software	5,316,663	4,379,657
Vehicles	412,675	375,849
	7,995,418	6,301,683
Less-Accumulated depreciation	(4,947,472)	(5,094,543)
	$3,047,946	$1,207,140

Depreciation of property and equipment is computed over the estimated useful lives of the related assets using primarily the straight-line method for financial reporting and accelerated methods for tax purposes. Maintenance and repair costs that do not add to the economic useful lives of the related assets are expensed as incurred.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

Asset Description	Years

Building and improvements	5-25
Furniture and fixtures	4-7
Rental equipment	3
Office equipment and software	3-7
Vehicles	5

          Officers' Receivable

          At April 30, 1999, the Company had $232,969 in receivables from certain of its officers and directors, which were primarily the result of certain stock purchases from Allen F. Peat in 1994. These receivables were fully repaid to the Company as of April 30, 2000.

          Software Development Costs

          The Company capitalized approximately $870,000, $1,104,000, and $1,010,000 of computer software development costs during fiscal 2000, 1999, and 1998 respectively.

          Amortization of software development costs is computed using the greater of the straight-line or unit cost method over the estimated economic lives of the products which approximates three years. Accumulated amortization was approximately $5,487,000 and $4,555,000 as of April 30, 2000 and 1999, respectively. Amortization expense was approximately $932,000, $1,058,000, and $570,000 in fiscal 2000, 1999, and 1998, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

          The Company's research and development expenditures relate primarily to computer software development costs. Systems programming and support expenses were approximately $4.1 million, $3.7 million, and $3.3 million for the fiscal years ended April 30, 2000, 1999 and 1998, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

          Goodwill

          In connection with certain acquisitions, the Company has recorded total goodwill of approximately $6,385,000. Goodwill is being amortized over 10-year periods starting with the acquisition dates, using the straight line method. Accumulated amortization was approximately $1,608,000 and $1,133,000 as of April 30, 2000 and 1999, respectively. Amortization expense was approximately $475,000, $185,000, and $185,000 in fiscal 2000, 1999, and 1998, respectively.

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

          Stock-Based Compensation

          The Company accounts for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. The Company has provided pro forma disclosure of option activity during fiscal 2000, 1999 and 1998 in Note 5 in accordance with the requirements of Statement of Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

          The Company accounts for stock-based compensation to non-employees under SFAS 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). Stock-based compensation related to options issued to non-employees is not material for any period presented.

          Earnings Per Share

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus all potentially dilutive common shares. Potentially dilutive common shares include all shares that may become contractually issuable. For the Company, dilutive potential common shares primarily are comprised of shares issuable under employee stock plans.

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	2000	1999	1998
Numerators:
Net income	$1,603,845	$1,304,570	$313,771
Denominators:
Denominator for basic earnings per share, weighted average outstanding common shares	3,279,273	2,922,240	2,821,547
Potentially dilutive common shares	260,344	257,922	82,408
Denominator for diluted earnings per share	3,539,617	3,180,162	2,903,955
Earnings per share
Basic	$.49	$.45	$0.11
Diluted	$.45	$.41	$0.11

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Certain exercisable stock options were not included in the computations of diluted earnings per share because the option prices were greater than average market prices for the periods presented. Options to purchase 2,204, 15,750 and 52,500 shares of common stock at $5.25, $5.125 and $4.625 per share, respectively, were outstanding during the fourth quarter of 1999. All exercisable stock options were included in the computation of earnings per share in 2000 and 1998 as the option prices were less than the average market prices.

          Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

          Reclassifications

          Certain reclassifications have been made to prior year statements to conform to the current year presentation.

          New Accounting Pronouncements

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition," which provides guidance on when revenue should be recognized. The Company is required to adapt this bulletin for transactions beginning after February 1, 2001. The Company expects that this bulletin will not have a material impact on the accompanying consolidated financial statements.

(2)          LINE OF CREDIT BORROWINGS

          The Company has a $5 million unsecured line of credit with a bank, which matures on November 1, 2001. Borrowings outstanding at April 30, 2000 were approximately $474,000. There were no borrowings outstanding at April 30, 1999. Interest on borrowings is payable monthly at the bank's prime rate which was 9% at April 30, 2000.

          Under this agreement, the Company is required to, among other things, generate minimum levels of income and maintain a certain level of tangible net worth. The Company was in compliance with these provisions of the debt agreement as of April 30, 2000.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)          RENTAL COMMITMENTS

          The Company leases the majority of its office and warehouse space under operating lease agreements with various terms through fiscal 2004. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $849,000, $867,000, and $714,000 for fiscal 2000, 1999, and 1998, respectively.

          Future minimum rental payments under noncancelable operating leases at April 30, 2000, are approximately as follows:

Fiscal Year	Amount

2001	$443,000
2002	176,000
2003	122,000
2004	122,000

(4)          FEDERAL INCOME TAXES

          The provision for federal income taxes consists of the following:

	2000	1999	1998

Currently payable	$834,799	$1,542,000	$3,000
Deferred credit	(94,799)	(1,542,000)	(3,000)
	$740,000	$0	$0

          The currently payable provision is further reduced by the tax benefits associated with the disposition of stock under the stock plans described in Note 5. These reductions totaled approximately $298,000 in fiscal 2000.

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4)          FEDERAL INCOME TAXES (Continued)

	2000	1999	1998

Computed tax expense using the 34% statutory rate	$797,000	$444,000	$107,000
Change in valuation allowance	(219,000)	(527,000)	(166,000)
Tax-exempt interest income	(24,000)	(7,000)	(9,000)
Non-deductible goodwill amortization	162,000	63,000	63,000
Non-deductible meals and entertainment	51,000	38,000	32,000
Other	(27,000)	(11,000)	(27,000)
	$740,000	$0	$0

          The tax effect and type of significant temporary differences that gave rise to the future tax benefits and deferred income taxes as of April 30, are approximately as follows:

	2000	1999
Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$1,208,000	$980,000
Accrued liabilities not currently deductible	851,000	832,000
Alternative minimum tax credit carryforward	--	163,000
Lease accounting method differences	8,000	83,000
Restructuring reserves not currently deductible	8,000	46,000
Property and equipment depreciation and basis differences	(23,000)	44,000
Valuation allowance	--	(219,000)
Software development costs expensed for tax purposes	(307,000)	(274,000)
Other	208,000	177,000

Net deferred tax asset	$1,953,000	$1,832,000

          As of April 30, 1997, the Company recorded a valuation allowance totaling $912,000 against certain of its future tax benefits, including its tax loss carryforward, due to the uncertainty of their ultimate realization. Approximately $219,000, $527,000, and $166,000 of this valuation allowance was utilized in fiscal 2000, 1999, and 1998, respectively to offset the provision for federal income taxes related to the pre-tax income for each year.

(5)          EMPLOYEE STOCK PLANS

          The Manatron, Inc. Employee Stock Purchase Plan of 1998 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 58 or 9% of the Company's employees participate in the Purchase Plan. The purchase price for each share is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. A total of 100,000 shares were reserved for issuance under the Purchase Plan. No more than 5,000 shares may be purchased in any one quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. As of April 30, 2000, 86,850 shares of Company common stock are available for purchase under the Purchase Plan. No amounts are charged to operations related to the Purchase Plan. Since the inception of the Company's first stock purchase plan in 1987, and through April 30, 2000, a total of 108,759 shares have been purchased by participants at prices ranging from $1.27 to $8.23 per share.

          The Manatron, Inc. Restricted Stock Plan of 1987 (the "1987 Restricted Plan") is intended to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees by offering them additional incentives to contribute to the long-term interests of the Company. The 1987 Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. No restricted shares were granted in fiscal 2000, 1999 or 1998 under the 1987 Restricted Plan. As of April 30, 2000, 41,300 shares remain available for issuance under the 1987 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 1998 (the "1998 Restricted Plan") is intended to assist the Company in attracting, rewarding, and retaining well-qualified key software developers and technical employees by offering them additional incentives to contribute to the long-term interests of the Company. The Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. In fiscal 2000, a total of 32,000 shares were granted under the 1998 Restricted Plan. In fiscal 1999, a total of 42,000 shares were granted under the 1998 Restricted Plan. No restricted shares were granted in fiscal 1998. Shares granted to employees under the 1998 Restricted Plan vest at the rate of 20% after one year, 50% after two years, and 100% after three years. As of April 30, 2000, 26,000 shares of restricted common stock are available for issuance under the 1998 Restricted Plan.

          The Company has four stock option plans: the Manatron, Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan, the Manatron, Inc. 1995 Long-Term Incentive Plan, and the Manatron, Inc. Stock Incentive Plan of 1999 (the "Option Plans"). Under the Option Plans, 1,100,000 shares of common stock were reserved for issuance. The Option Plans provide for a committee appointed by the Board to grant to directors, officers, and other key employees up to 100,000 shares of common stock subject to certain restrictions and up to 1,000,000 options to purchase shares of the Company's common stock at a price which is at least equal to the fair market value of such shares on the date of grant. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of incentive stock options must be at least 110% of the fair market value of the shares on the date of grant. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. Options granted under the Option Plans generally are exercisable within limits specified at the time of grant and expire five to 10 years from the date of grant.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          The Company accounts for stock options granted to employees under these stock option plans under APB Opinion No. 25. As a result, no compensation cost has been recognized with respect to options granted to employees at fair value. Had compensation costs for these plans been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	2000	1999	1998

Net Income
As Reported	$1,603,845	$1,304,570	$313,771
Pro Forma	1,386,572	1,235,857	174,091

Basic EPS
As Reported	$.49	$.45	$.11
Pro Forma	.42	.42	.06

Diluted EPS
As Reported	$.45	$.41	$.11
Pro Forma	.39	.39	.06

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the status of the Company's Option Plans at April 30, 2000, 1999, and 1998 and changes during the years then ended is presented in the table below.

	2000			1999			1998

	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	545,095	$2.43	$1.5625-$5.25	543,595	$1.95	$1.5625-$5.25	544,073	$2.07	$1.5625-$5.25

Granted	121,500	$6.28	$5.375-$7.00	104,500	$4.25	$3.625-$4.625	64,000	$1.93	$1.8124-$2.00

Exercised	(208,154)	$2.00	$1.625-$5.25	(101,000)	$1.652	$1.625-$2.125	(18,500)	$1.625	$1.625

Forfeited	(6,500)	$2.00	$2.00	(2,000)	$4.625	$4.625	--	--	--

Expired	--	--	--	--	--	--	(45,978)	$3.51	$1.625-$3.85

Outstanding at end of year	451,941	$3.58	$1.5625-$7.00	545,095	$2.43	$1.5625-$5.25	543,595	$1.95	$1.5625-$5.25

Exercisable at end of year	347,491	$2.94		467,895	$2.18		496,595	$1.95

Weighted average of fair value of options granted during the year		$3.31			$2.58			$0.695

          The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions used for grants in fiscal 2000, 1999, and 1998, respectively: risk-free interest rates ranging from 5.16% to 5.91%, 4.06% to 5.46%, and 5.65% to 6.04%; expected dividend yields of 0%, 0%, and 0%; expected lives ranging from three to ten years; expected volatility ranging from 90.49% to 92.31%, 66.92% to 67.09%, and 56.22% to 66.24%.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          For various price ranges, information for options outstanding and exercisable for the Option Plans at April 30, 2000 was as follows:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.5625-$2.50	216,100	6.15	$1.70	216,100	$1.70

2.51-4.00	45,489	5.58	3.59	30,489	3.45

4.01-5.25	68,852	6.52	4.70	53,452	4.73

5.26-7.00	121,500	8.79	6.28	47,450	6.26

(6)          EMPLOYEE BENEFIT PLANS

          The Company has an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. The Company's contribution to the profit sharing plan is subject to the discretion of the Board of Directors. No contributions were approved for the years ended April 30, 2000, 1999, and 1998.

          The 401(k) plan allows eligible employees to withhold up to 15% of their pay on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay. Company matching contributions charged to expense for the years ended April 30, 2000, 1999, and 1998, were approximately $119,000, $97,000, and $81,000, respectively.

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

          As of April 30, 2000, 19 quarterly installments have been made. The $25,000 balance is reflected as a liability and a like amount, considered deferred compensation, has been recorded as a reduction of shareholders' equity in the accompanying consolidated balance sheets.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE BENEFIT PLANS (Continued)

          As of April 30, 2000, 135,698 common shares have been committed to be released for allocation to ESOP participants. Allocations occur on December 31 of each year. The fair market value of these shares at the time they were committed for release, which aggregated approximately $198,000, $141,000, and $60,000 in 2000, 1999, and 1998, respectively, has been recorded as compensation expense in the accompanying consolidated statements of operations. The difference between these amounts and the original cost of the shares, which was approximately $98,000, $41,000, and $40,000 for 2000, 1999, and 1998, respectively, has been credited to common stock. The fair value of the unearned ESOP shares as of April 30, 2000 approximated $60,000.

          The Board of Directors approved additional contributions of $50,000 to the ESOP for the years ended April 30, 2000, 1999, and 1998. The fiscal 1998 contribution was used to purchase 12,500 shares of Manatron common stock that were allocated to ESOP participants at December 31, 1998. The fiscal 1999 contribution was used to purchase 7,315 shares of Manatron common stock that were allocated to ESOP participants at December 31, 1999. The fiscal 2000 contribution and related stock purchase will be made before December 31, 2000.

          The Company is self-insured for all employees' medical expenses incurred to a level of $50,000 per individual or family per year. Employees' medical expenses incurred beyond the $50,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

(7)          SEVERANCE AGREEMENT

          The Company and Allen F. Peat entered into an agreement, effective as of October 17, 1995, setting forth the terms pursuant to which Mr. Peat retired as Chairman, President, and Chief Executive Officer. The agreement terminated Mr. Peat's five-year employment agreement and provided for severance compensation, deferred compensation, and other payments totaling approximately $1.3 million to be paid through December of 1999. This obligation was fulfilled during fiscal 2000 .

(8)          SHAREHOLDER RIGHTS PLAN

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

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8)          SHAREHOLDER RIGHTS PLAN (Continued)

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

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement")) were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an Acquiring Person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 2000, no rights have become exercisable.

(9)          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 2000, and 1999, the fair value of the notes receivable approximated the carrying value. The Company's long-term debt reprices frequently at the then-prevailing market interest rates. As of April 30, 2000 and 1999, the carrying value approximated the fair value of the Company's long-term debt.

(10)          BUSINESS SEGMENTS

          Effective in fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). Under the provision of SFAS 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          BUSINESS SEGMENTS (Continued)

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

          The primary financial measure that the Company uses for evaluating business segment performance is earnings before interest, taxes and depreciation ("EBITDA"). The Company defines EBITDA as net operating income before deductions for interest expense, depreciation and amortization expense, taxes, and interest income.

          The following table summarizes information about the Company's reportable operating segments' profit and loss and the segments' assets as of April 30, 2000, 1999, and 1998 (in thousands):

	For the Fiscal Year Ended April 30, 2000
	Information Software, Systems And Services	Property Mass Appraisal Services	Corporate Overhead (1)	Total Combined Company (2)

Revenues	$25,672	$17,973	$--	$43,645

Unallocated amounts	--	--	(3,370)	(3,370)

Amortization and depreciation expense	(1,357)	(205)	(475)	(2,037)

EBITDA	3,710	2,825	(2,277)	4,258

Capital expenditures	2,088	216	--	2,304

Segment assets	19,509	7,216	--	26,725
_____________________

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          BUSINESS SEGMENTS (Continued)

	For the Fiscal Year Ended April 30, 1999
	Information Software Systems and Services	Property Mass Appraisal Services	Corporate Overhead(1)	Total Combined Company(2)

Revenues	$ 21,417	$ 16,132	$--	$37,549

Unallocated amounts	--	--	(3,732)	(3,732)

Amortization and depreciation expense	(1,598)	(313)	(185)	(2,096)

EBITDA	4,313	2,819	(3,784)	3,348

Capital expenditures	526	96	--	622

Segment assets	17,612	5,616	--	23,228
_____________________

	For the Fiscal Year Ended April 30, 1998
	Information Software Systems and Services	Property Mass Appraisal Services	Corporate Overhead(1)	Total Combined Company(2)

Revenues	$ 17,244	$ 7,548	$--	$24,792

Unallocated amounts	--	--	(2,691)	(2,691)

Amortization and depreciation expense	(1,134)	(265)	(185)	(1,584)

EBITDA	3,451	1,136	(2,602)	1,985

Capital expenditures	455	87	--	542

Segment assets	11,318	4,545	--	15,863

(1)	Unallocated amounts consist of general corporate expenses, interest expense, other income, and federal taxes.

(2)	One customer accounted for approximately 19% and 26% of total revenue in 2000 and 1999, respectively. No customer accounted for more than 10% of total revenue in 1998.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11)          ACQUISITIONS

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

         Effective March 30, 2000, the Company acquired selected assets and certain contracts of CPS Systems, Inc. CPS provides property tax, appraisal, and integrated voice response software to local governments. The aggregate purchase price was $1.8 million in cash. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $1.5 million has been recognized as goodwill and is being amortized over a 10-year period. The operating results of CPS Systems, Inc. have been included in the Company's consolidated results of operations from the date of acquisition.

         The pro forma effect of these acquisitions is not materially different from reported results.

(12)          CONTINGENT LIABILITIES

         At April 30, 2000, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation, dated May 28, 1999, as amended. Previously filed as an exhibit to the Company's Form 8-K filed on June 18, 1999 and incorporated herein by refrence.

2.2	Bills of Sale and Court Orders concerning the purchase of certain assets of CPS Systems, Inc., dated March 31, 2000 and June 13, 2000.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999 and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

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

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6

Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.7

Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.8

Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.9

Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and incorporated herein by reference.

10.10

Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999 and incorporated herein by reference.

10.11	Manatron, Inc. Executive Incentive Plan for 2000.*

10.12	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.13

Property Revaluation Articles of Agreement for Allegheny County, Pennsylvania dated May 20, 1998. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended July 31, 1998, and here incorporated by reference.

10.14

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.15

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.16	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.17	Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000.

10.18	Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000.

10.19	Guaranty between Comerica Bank and Manatron, Inc., dated April 20, 2000.

10.20

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999 and here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Independent Public Accountants.

24	Powers of Attorney.

27	Financial Data Schedule.

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 510 East Milham Road, Portage, Michigan 49002.