Form 10-Q
period 2000-07-31
MANATRON INC
filed 2000-09-14
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2000

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 E. Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 Zip Code)

(616) 567-2900
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    . No ______.

On September 14, 2000, there were 3,742,670 shares of the registrant's common stock, no par value, outstanding.

PART I -- FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31, 2000	April 30, 2000
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and equivalents	$260,682	$608,062
Accounts receivable, net	8,552,414	7,818,663
Revenues earned in excess of billings and retainages
on long-term contracts	3,782,875	3,824,887
Notes receivable contracts	1,249,627	1,179,119
Inventories	422,065	363,588
Deferred tax assets	2,195,664	2,195,664
Other current assets	145,291	170,960
Total current assets	16,608,618	16,160,943

NET PROPERTY AND EQUIPMENT	2,926,423	3,047,946

OTHER ASSETS:
Long-term receivables, less current portion	1,086,660	1,254,477
Computer software development costs, net of accumulated amortization	1,322,446	1,445,600
Goodwill, net of accumulated amortization	4,617,476	4,777,115
Other, net	62,244	38,644
Total other assets	7,088,826	7,515,836
Total assets	$26,623,867	$26,724,725

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$25,000	$50,000
Line of credit borrowings	3,595,999	474,336
Accounts payable	1,431,212	1,360,832
Billings in excess of revenues earned on long-term contracts	2,331,342	3,057,534
Billings for future services	4,822,074	5,659,960
Restructuring Reserve	24,256	24,953
Accrued liabilities	2,814,051	4,398,465
Total current liabilities	15,043,934	15,026,080

DEFERRED INCOME TAXES	242,878	242,878

SHAREHOLDERS' EQUITY:
Common stock	10,375,384	8,707,431
Retained earnings	2,730,105	3,072,212
Deferred compensation	(1,768,434)	(298,876)
Unearned ESOP shares	--	(25,000)
Total shareholders' equity	11,337,055	11,455,767
Total liabilities and shareholders' equity	$26,623,867	$26,724,725

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31
	2000	1999
NET REVENUES	$10,065,506	$10,466,364

COST OF REVENUES	7,091,885	7,311,890

Gross profit	2,973,621	3,154,474

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,469,560	2,673,139

Income (loss) from operations	(495,939)	481,335

OTHER INCOME (EXPENSE), NET	(22,168)	64,815

Income (loss) before provision for federal income taxes	(518,107)	546,150

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES	(176,000)	150,000

NET INCOME (LOSS)	$(342,107)	$396,150

BASIC EARNINGS (LOSS) PER SHARE	$(.10)	$.12

DILUTED EARNINGS (LOSS) PER SHARE	$(.10)	$.11

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,436,416	3,208,163

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,436,416	3,513,352

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(342,107)	$396,150
Adjustments to reconcile net income (loss) to net cash
and equivalents provided by (used for) operating activities:
Depreciation and amortization expense	596,564	530,142
Deferred compensation expense	135,051	59,838
Decrease (increase) in current assets:
Receivables, net	(804,259)	(971,216)
	Revenues earned in excess of billings and
retainages on long-term contracts	42,012	140,116
Inventories	(58,477)	53,104
Other current assets	25,669	120,221
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,514,034)	(895,135)
	Billings in excess of revenues earned on
long-term contracts	(726,192)	375,931
Billings for future services	(837,886)	(82,628)
Restructuring reserve	(697)	(62,049)
	Net cash and equivalents used for
operating activities	(3,484,356)	(335,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(100,269)	(1,497,212)
Acquisition of ProVal Corporation, net of cash acquired	--	(1,235,596)
Decrease (increase) in long-term receivables	167,817	(280,471)
Investments in computer software	(91,979)	(198,635)
Other, net	(23,600)	(77,992)
	Net cash and equivalents used for investing
activities	(48,031)	(3,289,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	88,344	100,097
Repayments of long term debt	(25,000)	(25,000)
Borrowings under line of credit, net	3,121,663	--
	Net cash and equivalents provided by
financing activities	3,185,007	75,097

CASH AND EQUIVALENTS:
Decrease in cash and equivalents	(347,380)	(3,550,335)
Balance at beginning of period	608,062	6,511,266
Balance at end of period	$260,682	$2,960,931
Cash paid for interest on debt	$27,572	$5,711
Cash paid for income taxes	$293,525	$1,111,750

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
__________________________

(1)          GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000 as filed with the Securities and Exchange Commission on July 28, 2000.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of July 31, 2000 and April 30, 2000, (b) the results of its operations for the three-months ended July 31, 2000 and 1999, and (c) cash flows for the three-months ended July 31, 2000 and 1999.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
__________________________

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding the reportable segments' profit for the three months ended and the reportable segments' assets as of July 31, 2000 and 1999:

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead(1)	Total Combined Company
For the Three Months Ended July 31, 2000

Net revenues	$5,951,629	$4,113,877	$--	$10,065,506
Unallocated amounts	--	--	(2,102,895)	(2,102,895)
Depreciation and amortization expense	(383,500)	(53,426)	(159,638)	(596,564)
EBITDA	1,605,526	390,938	(2,097,089)	100,625
Capital expenditures	62,854	37,415	--	100,269
Segment assets	19,156,055	7,467,812	--	26,623,867

For the Three Months Ended July 31, 1999

Net revenues	$6,054,966	$4,411,398	$--	$10,466,364
Unallocated amounts	--	--	(839,420)	(839,420)
Depreciation and amortization expense	(393,648)	(41,380)	(95,114)	(530,142)
EBITDA	1,277,384	543,217	(809,124)	1,011,477
Capital expenditures	1,463,431	33,781	--	1,497,212
Segment assets	18,408,880	6,845,094	--	25,253,974
_________________

(1)	Unallocated amounts consist of general corporate expenses, goodwill amortization, interest expense and interest income.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
__________________________

(3)          ACQUISITIONS

Effective June 1, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation. ProVal provides CAMA (computer assisted mass appraisal) software and services to local governments in the United States and Canada. The aggregate purchase price of approximately $3.45 million consisted of $1.5 million in cash and 300,000 shares of the Company's common stock valued at $1.95 million. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $2.9 million has been recognized as goodwill and is being amortized over a 10-year period. Additional payments of cash and shares of common stock may be required over the next four fiscal years if ProVal Corporation achieves certain revenue and operating income targets. The operating results of ProVal Corporation have been included in the Company's consolidated results of operations from the date of acquisition. Therefore, the period ended July 31, 2000 includes three months of operations versus the two months of operations included as of July 31, 1999.

Effective March 30, 2000, the Company acquired selected assets and certain contracts of CPS Systems, Inc. ("CPS"). CPS provides property tax, appraisal, and integrated voice response software to local governments. The aggregate purchase price was $1.8 million in cash. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $1.5 million has been recognized as goodwill and is being amortized over a 10-year period. The operating results of CPS have been included in the Company's consolidated results of operations from the date of acquisition. Therefore, the period ended July 31, 2000 includes three months of operations versus July 31, 1999 in which no CPS operations were included.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
__________________________

(4)          EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for the each of the periods presented:

	Three Months Ended July 31,
	2000	1999

Numerators:
Net income (loss)	$(342,107)	$396,150

Denominators:
Denominator for basic earnings (loss) per share, weighted average outstanding common shares	3,436,416	3,208,163
Potential dilutive shares	0 *	305,189
Denominator for diluted earnings (loss) per share	3,436,416	3,513,352

Earnings (Loss) Per Share:
Basic	$(.10)	$.12
Diluted	$(.10)	$.11

*Zero shares are included due to loss this period.

Certain exercisable stock options were not included in the computations of diluted earnings per share because the option prices were greater than the average market prices for the periods presented. Options to purchase 67,000 shares of common stock at prices ranging from $6.81 to $7.00 per share were outstanding during the three months ended July 31, 1999, but were not included in the computation of diluted earnings per share. All exercisable stock options were included in the computation of earnings per share for the three months ended July 31, 2000 as the option prices were not greater than the average market price.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues of $10,065,506 for the three months ended July 31, 2000 have decreased by 3.8% in comparison to the $10,466,364 of net revenues that were reported for the comparable period in the prior fiscal year. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance and forms processing and printing.

Appraisal service revenues for the three months ended July 31, 2000 have decreased approximately $300,000 versus the comparable period in 1999. In addition, the Company's backlog for appraisal services at July 31, 2000 decreased by approximately $7.3 million to $11.7 million compared to approximately $19 million at July 31, 1999 and $14.9 million at April 30, 2000. These decreases are due to the continued execution of the Allegheny County (Pittsburgh), Pennsylvania, Dauphin County (Harrisburg), and Rockland County, New York contracts as well as the completion of the Hamilton County (Cincinnati), Ohio, appraisal contract. The Company has been actively pursuing new business to replenish the backlog.

The Company has reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate realizability.

The Company expects to maintain a 100% reserve against the retainage revenue on the Allegheny County project in future periods until such time as the uncertainty surrounding the realizability of the retainage revenue is resolved. With the Allegheny County project over 88% complete, the Company expects to determine the ultimate outcome of this uncertainty during fiscal 2001 as the work on the project becomes virtually complete. As of July 31, 2000 and 1999, the total reserve against retainage revenue under all appraisal service projects (including Allegheny County) was $2,162,683 and $1,043,643, respectively. As of July 31, 2000 and 1999, the total reserve against retainage revenue under the Allegheny County project was $1,967,792 and $765,767, respectively.

Excluding new revenues associated with the ProVal and CPS acquisitions, revenues from hardware, software, support, professional services and supply sales have decreased by approximately 11% for the three months ended July 31, 2000 versus the comparable prior year period. This decrease is due to a significant reduction in new sales since January 1, 2000, which we believe is primarily due to the fact that this is an election year for many of our customers. In addition, local government officials seem to be scaling back their systems spending following all of the Year 2000 upgrades that took place in the prior year. While the software industry in general has experienced sluggish sales following the Year 2000 upgrades, we do not believe that this will be a long-term trend.

As a result of the decrease in net revenues, cost of revenues for the three months ended July 31, 2000 also decreased 3% to $7,091,885 versus the comparable prior year amount of $7,311,890. While software sales have decreased, the margin has remained consistent at approximately 30% due to the additional support revenue generated from acquisitions.

Selling, general and administrative expenses have increased by 30% to $3,469,560 for the three months ended July 31, 2000, compared to $2,673,139 for the same period in the prior fiscal year. This increase primarily is due to increased investment spending for the new tax, recorder and Internet products, increased amortization expense associated with acquisition related goodwill, increased corporate operating expenses associated with entities acquired within the last year, significant investments in marketing efforts, as well as reduced software capitalization. The Company is moving toward the industry trend of expensing more software development costs.

As a result of the factors noted above, the Company had a 203% decrease in its operating income to an operating loss of $495,939 for the three months ended July 31, 2000, versus operating income of $481,335 for the three months ended July  31, 1999. Net interest expense for the period ended July 31, 2000 was $22,168 compared to net interest income of $64,815 for the period ended July 31, 1999, which is directly related to our higher weighted average borrowings outstanding.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. Due to the net loss position for the quarter ended July 31, 2000, the Company has recorded a tax credit of $176,000 for this period. This credit was calculated using an effective tax rate of 34%, which the Company believes is conservative given the higher effective rate the Company is subject to considering the non-deductible goodwill amortization related to the Company's acquisitions. The Company believes that future earnings will be sufficient to offset this tax credit in future periods.

As a result of the factors noted above, the Company reported a 186% decrease in its net income to a net loss of $342,107 or $0.10 per share on a diluted basis for the three months ended July 31, 2000, versus income of $396,150 or $0.11 per share on a diluted basis for the comparable period in the prior fiscal year. Diluted weighted average outstanding common shares decreased by 275,463 shares from the quarter ended April 30, 2000 balance of 3,711,879 shares to the July 31, 2000 balance of 3,436,416 shares. This decrease was primarily due to the exclusion of 367,609 potential common shares that would have an antidilutive effect on the net loss per share.

Financial Condition and Liquidity

At July 31, 2000 the Company had working capital of $1,564,684 compared to the April 30, 2000 amount of $1,134,863. These levels reflect current ratios of 1.1 at July 31, 2000 and 1.08 at April 30, 2000. The slight increase in working capital is primarily due to increased receivable levels resulting from increased billings toward the end of the quarter.

Shareholders' equity at July 31, 2000 decreased by $118,712 to $11,337,055 from the balance reported at April 30, 2000, because of $88,344 of employee stock purchases, $135,051 of deferred compensation expense, and a $342,107 net loss for the quarter. As a result, book value per share has decreased to $3.03 as of July 31, 2000, from $3.26 at April 30, 2000, which represents a decrease of 7%.

The nature of the Company's business typically is not property or equipment intensive. Net capital expenditures, were approximately $100,000 for the three months ended July 31, 2000 compared to $1,500,000 for the three months ended July 31, 1999. In the prior year the Company had a significant one time purchase of a new 25,000 square foot corporate office, including furniture and fixtures for approximately $1,300,000. Current year expenditures relate primarily to the purchase of computer hardware and software for the Company's technical and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company has a $5 million unsecured line of credit with a bank, which matures on November 1, 2001. Borrowings outstanding at July 31, 2000 were approximately $3,596,000. In addition, the Company owed $25,000 on acquisition related debt. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months. The Company is, however, having discussions to explore the possibility of increasing their line of credit if necessary.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q. However, this list is not intended to be exhaustive; many other factors could impact the Company's business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although the Company believes that the forward-looking statements contained in this Form 10-Q are reasonable, the Company cannot provide any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and readers are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q. In addition to the risks listed above, other risks may arise in the future, and the Company disclaims any obligation to update information contained in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of July 31, 2000, $3,595,999 in borrowings were outstanding under this line of credit. Due to variable interest rates on the Company's line of credit, an increase in interest rates of 1% could result in the Company incurring an additional $35,960 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $35,960 in annual interest expense. The Company does not expect this market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II. -- OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.

(a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation, dated May 28, 1999, as amended. Previously filed as an exhibit to the Company's Form 8-K filed on June 18, 1999 and incorporated herein by reference.

2.2

Bills of Sale and Court Orders concerning the purchase of certain assets of CPS Systems, Inc., dated March 31, 2000 and June 13, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4

Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6

Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.7

Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8

Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9

Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10

Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

10.11	Manatron, Inc. Executive Incentive Plan for 2000.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and here incorporated by reference.

10.12	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

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

10.17

Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.18

Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.19

Guaranty between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.20

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999 and here incorporated by reference.

27	Financial Data Schedule.
_______________________

*Management contract or compensatory plan or arrangement.

(b)	Report on Form 8-K. The Company did not file a Form 8-K Current Report during the three-month period ended July 31, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2000	MANATRON, INC. By /s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 14, 2000	By /s/ Joseph Zalewski Joseph Zalewski Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation, dated May 28, 1999, as amended. Previously filed as an exhibit to the Company's Form 8-K filed on June 18, 1999 and incorporated herein by reference.

2.2

Bills of Sale and Court Orders concerning the purchase of certain assets of CPS Systems, Inc., dated March 31, 2000 and June 13, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.3

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.4

Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

-i-

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.6

Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.7

Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.8

Employment Agreement with James W. Sanderbeck dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.9

Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1995, and incorporated herein by reference.

10.10

Employment Agreement with J. Wayne Moore dated May 28, 1999.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

10.11	Manatron, Inc. Executive Incentive Plan for 2000.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and here incorporated by reference.

10.12	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-Q Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

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

-ii-

10.16	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.17

Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.18

Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.19

Guaranty between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.20

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999 and here incorporated by reference.

27	Financial Data Schedule.
_______________________

*Management contract or compensatory plan or arrangement.

-iii-