Form 10-Q
period 2000-10-31
MANATRON INC
filed 2000-12-15
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2000

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

On December 14, 2000, there were 3,746,548 shares of the registrant's common stock, no par value, outstanding.

PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
	October 31,	April 30,
	2000	2000
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$138,482	$608,062
Accounts receivable, net	7,643,692	7,818,663
Federal income tax receivable	590,000	--
Revenues earned in excess of billings and retainages
on long-term contracts	3,630,622	3,824,887
Notes receivable contracts	1,235,185	1,179,119
Inventories	478,742	363,588
Deferred tax assets	2,195,664	2,195,664
Other current assets	140,363	170,960
Total current assets	16,052,750	16,160,943
NET PROPERTY AND EQUIPMENT	2,866,279	3,047,946

OTHER ASSETS:
Long-term receivables, less current portion	932,894	1,254,477
Computer software development costs, net of accumulated amortization	1,229,541	1,445,600
Goodwill, net of accumulated amortization	4,457,838	4,777,115
Other, net	71,940	38,644
Total other assets	6,692,213	7,515,836
Total assets	$25,611,242	$26,724,725

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$--	$50,000
Line of credit borrowings	5,250,000	474,336
Accounts payable	1,083,321	1,360,832
Billings in excess of revenues earned on long-term contracts	1,690,313	3,057,534
Billings for future services	4,321,633	5,659,960
Restructuring reserve	22,865	24,953
Accrued liabilities	2,413,309	4,398,465
Total current liabilities	14,781,441	15,026,080
DEFERRED INCOME TAXES	242,878	242,878

SHAREHOLDERS' EQUITY:
Common stock	10,400,998	8,707,431
Retained earnings	1,859,739	3,072,212
Deferred compensation	(1,673,814)	(298,876)
Unearned ESOP shares	--	(25,000)
Total shareholders' equity	10,586,923	11,455,767
Total liabilities and shareholders' equity	$25,611,242	$26,724,725

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
NET REVENUES	$9,363,251	$11,025,781	$19,428,757	$21,492,145

COST OF REVENUES	6,587,170	7,079,284	13,679,055	14,391,174

Gross profit	2,776,081	3,946,497	5,749,702	7,100,971

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,978,715	3,396,044	7,448,275	6,069,183

Income (loss) from operations	(1,202,634)	550,453	(1,698,573)	1,031,788

OTHER INCOME (EXPENSE), net	(81,732)	37,903	(103,900)	102,718

Income (loss) before provision (credit) for federal income taxes	(1,284,366)	588,356	(1,802,473)	1,134,506

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES	(414,000)	150,000	(590,000)	300,000

NET INCOME (LOSS)	$(870,366)	$438,356	$(1,212,473)	$834,506

BASIC EARNINGS (LOSS) PER SHARE	$(.25)	$.13	$(.35)	$.25

DILUTED EARNINGS (LOSS) PER SHARE	$(.25)	$.12	$(.35)	$.23

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,488,008	3,354,071	3,469,914	3,281,255

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,488,008	3,632,365	3,469,914	3,570,623

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,212,473)	$834,506
Adjustments to reconcile net income (loss) to net cash
and equivalents used for operating activities:
Depreciation and amortization expense	1,182,619	1,075,159
Deferred compensation expense	229,671	136,427
Decrease (increase) in current assets:
Receivables, net	118,905	(1,544,926)
Federal tax receivable	(590,000)	--
	Revenues earned in excess of billings and
retainages on long-term contracts	194,265	(132,252)
Inventories	(115,154)	(554,066)
Other current assets	30,597	102,781
Decrease in current liabilities:
Accounts payable and accrued liabilities	(2,262,667)	(206,952)
	Billings in excess of revenues earned on
long-term contracts	(1,367,221)	(298,045)
Billings for future services	(1,338,327)	(585,795)
Restructuring reserve	(2,088)	--
	Net cash and equivalents used for
operating activities	(5,131,873)	(1,173,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(251,288)	(1,714,792)
Acquisition of ProVal Corporation, net of cash acquired	--	(1,235,607)
Decrease (increase) in long-term receivables	321,583	(439,853)
Investments in computer software	(214,209)	(445,840)
Other, net	(33,296)	(128,378)
	Net cash and equivalents used for investing
activities	(177,210)	(3,964,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	113,839	160,503
Repayments of long term debt	(50,000)	(105,000)
Borrowings under line of credit, net	4,775,664	--

	Net cash and equivalents provided by
financing activities	4,839,503	55,503

CASH AND EQUIVALENTS:
Decrease in cash and equivalents	(469,580)	(5,082,130)
Balance at beginning of period	608,062	6,511,266
Balance at end of period	$138,482	$1,429,136
Cash paid for interest on debt	$111,409	$9,109
Cash paid for income taxes	$676,549	$1,331,250

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
___________________________

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of October 31, 2000 and April 30, 2000, (b) the results of its operations for the six months ended October 31, 2000 and 1999, and (c) cash flows for the six months ended October 31, 2000 and 1999.

(2)      BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding the reportable segments' profit for the three and six months ended and the reportable segments' assets as of October 31, 2000 and 1999:

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
___________________________

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead(1)	Total Combined Company
For the Six Months Ended October 31, 2000

Revenues	$12,342,029	$ 7,086,728	$ --	$19,428,757
Unallocated amounts	--	--	(3,973,373)	(3,973,373)
Depreciation and amortization expense	(757,643)	(105,699)	(319,277)	(1,182,619)
EBITDA	3,693,676	(103,184)	(4,106,446)	(515,954)
Capital expenditures	171,355	79,933	--	251,288
Segment assets	18,550,528	7,060,714	--	25,611,242

For the Six Months Ended October 31, 1999

Revenues	$12,367,226	$ 9,124,919	$ --	$21,492,145
Unallocated amounts	--	--	(2,258,132)	(2,258,132)
Depreciation and amortization expense	(768,486)	(91,993)	(214,680)	(1,075,159)
EBITDA	2,798,204	1,454,913	(2,146,170)	2,106,947)
Capital expenditures	1,657,128	57,664	--	1,714,792
Segment assets	18,339,876	6,982,540	--	25,322,416
_________________

(1)	Unallocated amounts consist of general corporate expenses, federal tax provision (credit), goodwill amortization, interest expense and interest income.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
___________________________

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead(1)	Total Combined Company
For the Three Months Ended October 31, 2000

Net revenues	$ 6,390,400	$ 2,972,851	$ --	$ 9,363,251
Unallocated amounts	--	--	(1,870,478)	(1,870,478)
Depreciation and amortization expense	(374,143)	(52,273)	(159,639)	(586,055)
EBITDA	2,088,150	(494,122)	(2,009,357)	(415,329)
Capital expenditures	108,501	42,518	--	151,019
Segment assets	18,550,528	7,060,714	--	25,611,242

For the Three Months Ended October 31, 1999

Net revenues	$ 6,312,260	$ 4,713,521	$ --	$11,025,781
Unallocated amounts	--	--	(1,418,712)	(1,418,712)
Depreciation and amortization expense	(374,838)	(50,613)	(119,566)	(545,017)
EBITDA	1,520,820	911,696	(1,337,046)	1,095,470
Capital expenditures	193,697	23,883	--	217,580
Segment assets	18,339,876	6,982,540	--	25,322,416
_________________

(1)	Unallocated amounts consist of general corporate expenses, federal tax provision (credit), goodwill amortization, interest expense and interest income.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
___________________________

(3)      ACQUISITIONS

Effective June 1, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation. ProVal provides CAMA (computer assisted mass appraisal) software and services to local governments in the United States and Canada. The aggregate purchase price of approximately $3.45 million consisted of $1.5 million in cash and 300,000 shares of the Company's common stock valued at $1.95 million. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $2.9 million has been recognized as goodwill and is being amortized over a 10-year period. Additional payments of cash and shares of common stock may be required over the next four fiscal years if ProVal Corporation achieves certain revenue and operating income targets. The operating results of ProVal Corporation have been included in the Company's consolidated results of operations from the date of acquisition. Therefore, the period ended October 31, 2000 includes six months of operations versus the five months of operations included as of October 31, 1999.

Effective March 30, 2000, the Company acquired selected assets and certain contracts of CPS Systems, Inc. ("CPS"). CPS provides property tax, appraisal, and integrated voice response software to local governments. The aggregate purchase price was $1.8 million in cash. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $1.5 million has been recognized as goodwill and is being amortized over a 10-year period. The operating results of CPS have been included in the Company's consolidated results of operations from the date of acquisition. Therefore, the period ended October 31, 2000 includes six months of operations versus October 31, 1999 in which no CPS operations were included.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
___________________________

(4)      EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for the each of the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2000	1999	2000	1999
Numerators:
Net income (loss)	$(870,366)	$438,356	$(1,212,473)	$834,506

Denominators: Denominator for basic earnings (loss) per share, weighted average
outstanding common shares	3,488,008	3,354,071	3,469,914	3,281,255

Potential dilutive shares	0 *	278,294	0 *	289,368

Denominator for diluted earnings (loss) per share	3,488,008	3,632,365	3,469,914	3,570,623

Earnings (Loss) Per Share:
Basic	$(.25)	$.13	$(.35)	$.25
Diluted	$(.25)	$.12	$(.35)	$.23

*Zero shares are included due to loss this period.

Options to purchase 67,000 shares of common stock at prices ranging from $6.81 to $7.00 per share were outstanding during the three and six months ended October 31, 1999, but were not included in the computation of diluted earnings per share because the options'exercise price was greater than the average market price of the common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net revenues of $9,363,251 for the three months ended October 31, 2000 have decreased by 15% in comparison to the $11,025,781 of net revenues that were reported for the comparable period in the prior fiscal year. Net revenues for the six months ended October 31, 2000 of $19,428,757 have decreased by 9.6% in comparison to $21,492,145 of net revenues that were reported for the six months ended October 31, 1999. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance and forms processing and printing.

Appraisal service revenues for the three months ended October 31, 2000 have decreased by approximately $1,741,000 versus the comparable period in 1999. In addition, the Company's backlog for appraisal services at October 31, 2000 decreased by approximately $2.8 million to $12.1 million compared to approximately $14.9 million at April 30, 2000. These decreases are primarily due to some significant appraisal contracts that were generating revenues during the six months ended October 31, 1999, but were substantially complete during the six months ended October 31, 2000. These contracts include Stamford County, Connecticut, Lawrence County, Illinois, and Hamilton County, Ohio. In addition revenues related to the Allegheny County (Pittsburgh), Pennsylvania contract have declined over the prior year since the job is now in the wrap up phase. The Company has been actively pursuing new business to replenish the backlog. Approximately $7 million of new business was awarded during October and November of 2000.

Consistent with prior quarters, the Company has reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate realizability. The Company expects to maintain a 100% reserve against the retainage revenue on the Allegheny County project in future periods until such time as the uncertainty surrounding the realizability of the retainage revenue is resolved. With the Allegheny County project over 94% complete, the Company expects to determine the ultimate outcome of this uncertainty during fiscal 2001 as the work on the project becomes virtually complete. As of October 31, 2000 and 1999, the total reserve against retainage revenue under all appraisal service projects (including Allegheny County) was $2,246,198 and $1,740,422, respectively. As of October 31, 2000 and 1999, the total reserve against retainage revenue under the Allegheny County project was $2,033,907 and $1,315,107, respectively. The Company anticipates billing the majority of the Allegheny retainage by April 30, 2001, with the remainder to be billed prior to December 31, 2001.

Revenues from hardware, software, support, professional services and supply sales have remained consistent at approximately $12.4 million for both the six months ended October 31, 2000 and 1999 primarily due to the additional revenue generated from acquisitions. Excluding new revenues associated with the CPS acquisition, revenues have decreased by approximately 7.2% for the three months ended October 31, 2000. Excluding new revenues associated with the ProVal and CPS acquisitions, the comparable revenues have decreased by approximately 5.3% for the six months ended October 31, 2000. This decrease is due to a significant reduction in new sales since January 1, 2000, which we believe is primarily due to the fact that this is an election year for many of our customers. In addition, local government officials have been scaling back their systems spending following all of the Year 2000 upgrades that took place in the prior year. While the software industry and many technology companies have experienced sluggish sales following the Year 2000 upgrades, we are starting to see an increase in proposal activity and believe that sales will begin to pick up after the first of the year.

As a result of the decrease in net revenues, cost of revenues for the three months ended October 31, 2000 also decreased 7% to $6,587,170 versus the comparable prior year amount of $7,079,284. While software sales have decreased, the margin has remained consistent at approximately 30% due to the additional support revenue generated from acquisitions.

Selling, general and administrative expenses have increased by 17% to $3,978,715 for the three months ended October 31, 2000, compared to $3,396,044 for the same period in the prior fiscal year. Also, selling, general and administrative expenses for the six months ended October 31, 2000 of $7,448,275 have increased by 23% in comparison to the $6,069,183 of selling, general and administrative expenses that were reported for the six months ended October 31, 1999. This increase primarily is due to increased investment spending for the new tax, recorder and Internet products, increased amortization expense associated with acquisition related goodwill, increased corporate operating expenses associated with entities acquired within the last year, significant investments in marketing efforts, as well as reduced software capitalization. Due to the Company experiencing a reduced amount of time between technological feasibility and market introduction, the Company has moved toward the industry trend of expensing more software development costs. The amount of software capitalized declined by 49.2% from approximately $421,000 to $214,000 for the six months ended October 31, 1999 and 2000, respectively. In addition, deferred compensation expense has also increased from approximately $136,000 for the six months ended October 31, 2000 to approximately $230,000 for the six months ended October 31, 2000. This increase is due to restricted stock grants in the current year, primarily those associated with the Manatron, Inc. Executive Stock Plan of 2000, which was approved at the annual shareholders meeting.

As a result of the factors noted above, the Company reported an operating loss of $1,202,634 for the three months ended October 31, 2000, versus operating income of $550,453 for the three months ended October 31, 1999, and an operating loss of $1,698,573 for the six months ended October 31, 2000, versus operating income of $1,031,788 for the six months ended October 31, 1999. Net interest expense for the six months ended October 31, 2000 was $103,900 compared to net interest income of $102,718 for the six months ended October 31, 1999, which is directly related to the utilization of investments and higher borrowings outstanding that are needed to fund operations as well as the acquisitions of CPS Systems, Inc. and ProVal Corporation and the purchase of a new corporate office building.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. Due to the net loss position for the three and six months ended October 31, 2000, the Company has recorded a tax credit of $414,000 and $590,000, respectively. This credit was calculated using the statutory tax rate of 34% as opposed to its effective tax rate which is normally approximately 40% given the non-deductible goodwill amortization related to its acquisitions. The Company believes that future earnings as well as the Company's ability to carry back net operating losses generated in fiscal 2001 against fiscal 1999 and 2000 taxable income, will be sufficient to utilize this tax credit.

As a result of the factors noted above, the Company reported a 299% decrease in its net income to a net loss of $870,366 or $0.25 per share on a diluted basis for the three months ended October 31, 2000, versus income of $438,356 or $0.12 per share on a diluted basis for the comparable period in the prior fiscal year. In addition, the Company reported a net loss of $1,212,473 for the six months ended October 31, 2000 versus income of $834,506 for the six months ended October 31, 1999. Diluted weighted average outstanding common shares decreased by 223,871 shares from the quarter ended April 30, 2000 balance of 3,711,879 shares to the October 31, 2000 balance of 3,488,008 shares. This decrease was primarily due to the exclusion of potential common shares that would have an antidilutive effect on the net loss per share as well as a reduced potential dilutive effect resulting from a lower average stock price.

Financial Condition and Liquidity

At October 31, 2000 the Company had working capital of $1,271,309 compared to the April 30, 2000 amount of $1,134,863. These levels reflect comparable current ratios of 1.09 at October 31, 2000 and 1.08 at April 30, 2000.

Shareholders' equity at October 31, 2000 decreased by approximately $869,000 to $10,586,923 from the balance reported at April 30, 2000, because of $113,839 of employee stock purchases, $229,671 of deferred compensation expense, and a $1,212,473 net loss for the six months ended October 31, 2000. As a result, book value per share has decreased to $2.83 as of October 31, 2000, from $3.26 at April 30, 2000, which represents a decrease of 13.2%.

The nature of the Company's business typically is not property or equipment intensive. Net capital expenditures, were approximately $251,000 for the six months ended October 31, 2000 compared to approximately $1,715,000 for the six months ended October 31, 1999. In the prior year the Company had a significant one time purchase of a new 25,000 square foot corporate office, including furniture and fixtures for approximately $1,300,000. Current year expenditures relate primarily to the purchase of computer hardware and software for the Company's technical and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company had a $5 million unsecured line of credit with a bank as well as a $250,000 short-term note payable as of October 31, 2000 that were fully utilized. Subsequent to the quarter ended October 31, 2000, the Company restructured its debt to obtain additional financing. The Company currently has a secured line of credit of $4,500,000 and a secured installment note payable of $1,400,000 with a bank. The Company is in the process of finalizing an additional $1,100,000 installment note payable with the bank secured by the Corporate office building. The Company anticipates that the revolving line of credit and installment note borrowings, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months. The Company has been and will continue to actively manage its operations and cash flows to ensure that it remains within its credit availability. Traditionally, cash inflows are lower in the second fiscal quarter and pick up during the third and fourth quarters due to our annual billing cycle.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of October 31, 2000, $5,000,000 in borrowings were outstanding under this line of credit as well as an installment note payable of $250,000. Due to variable interest rates on the Company's borrowings an increase in interest rates of 1% could result in the Company incurring an additional $52,500 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $52,500 in annual interest expense. The Company does not expect this market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II. -- OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on October 5. 2000. The purpose of the meeting was to elect directors and approve the Manatron, Inc. Executive Stock Plan of 2000.

The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

	Votes Cast

Elected Directors	For	Authority Withheld Against

Richard J. Holloman	3,219,144	15,792
Harry C. Vorys	3,219,644	15,292
W. Scott Baker	3,216,855	18,081
Douglas A. Peat	3,126,216	108,720

The following persons continue to serve as directors: Gene Bledsoe, Allen F. Peat, Randall L. Peat, Paul R. Sylvester, Stephen C. Waterbury, and Jane Rix.

The number of votes cast for the Manatron, Inc. Executive Stock Plan of 2000 is as follows:

		Votes Cast

	For	Against	Abstain

Manatron, Inc. Executive Stock Plan of 2000	1,658,699	101,681	79,822

Item 6.          Exhibits and Reports on Form 8-K.

(a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

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

10.21

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000 and here incorporated by reference.

10.22	Manatron, Inc. Restricted Stock Plan of 2000.*

27	Financial Data Schedule.
_______________________

*Management contract or compensatory plan or arrangement.

(b)	Report on Form 8-K. The Company did not file a Form 8-K Current Report during the three-month period ended October 31, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2000

MANATRON, INC.

By /s/ Paul R. Sylvester

     Paul R. Sylvester
     President, Chief Executive Officer and
     Director (Principal Executive Officer,
     Principal Financial Officer and duly
authorized signatory for the Registrant)

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

10.21

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000 and here incorporated by reference.

10.22	Manatron, Inc. Restricted Stock Plan of 2000.*

27	Financial Data Schedule.
_______________________

*Management contract or compensatory plan or arrangement.

-iii-