Form 10-Q
period 2001-01-31
MANATRON INC
filed 2001-03-15
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2001

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

On March 15, 2001, there were 3,775,409 shares of the registrant's common stock, no par value, outstanding.

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 31, 2001	April 30, 2000
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$1,454,926	$608,062
Accounts receivable, net	9,686,330	7,818,663
Federal income tax receivable	470,000	--
Revenues earned in excess of billings and retainages
on long-term contracts	4,218,723	3,824,887
Notes receivable contracts	1,207,651	1,179,119
Inventories	449,109	363,588
Deferred tax assets	2,195,664	2,195,664
Other current assets	185,370	170,960

Total current assets	19,867,773	16,160,943

NET PROPERTY AND EQUIPMENT	2,778,771	3,047,946

OTHER ASSETS:
Long-term receivables, less current portion	863,092	1,254,477
Computer software development costs, net of accumulated amortization	1,075,586	1,445,600
Goodwill, net of accumulated amortization	4,298,199	4,777,115
Other, net	--	38,644

Total other assets	6,236,877	7,515,836

Total assets	$28,883,421	$26,724,725

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$--	$50,000
Line of credit borrowings	5,014,226	474,336
Accounts payable	1,122,761	1,360,832
Billings in excess of revenues earned on long-term contracts	2,745,728	3,057,534
Billings for future services	6,603,802	5,659,960
Restructuring reserve	22,277	24,953
Accrued liabilities	2,165,570	4,398,465

Total current liabilities	17,674,364	15,026,080

DEFERRED INCOME TAXES	242,878	242,878

SHAREHOLDERS' EQUITY:
Common stock	10,453,312	8,707,431
Retained earnings	2,091,719	3,072,212
Deferred compensation	(1,578,852)	(298,876)
Unearned ESOP shares	--	(25,000)

Total shareholders' equity	10,966,179	11,455,767

Total liabilities and shareholders' equity	$28,883,421	$26,724,725

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,			Nine Months Ended January 31,
	2001	2000		2001	2000
NET REVENUES	$10,285,603	$11,304,653		$29,714,360	$32,796,798

COST OF REVENUES	6,678,873	7,574,692	(1)	20,357,928	21,965,866	(1)

Gross profit	3,606,730	3,729,961		9,356,432	10,830,932

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,153,252	3,095,142	(1)	10,601,527	9,164,325	(1)

Income (loss) from operations	453,478	634,819		(1,245,095)	1,666,607

OTHER INCOME (EXPENSE), net	(101,498)	11,720		(205,398)	114,438

Income (loss) before provision (credit) for federal income taxes	351,980	646,539		(1,450,493)	1,781,045

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES	120,000	200,000		(470,000)	500,000

NET INCOME (LOSS)	$231,980	$446,539		$(980,493)	$1,281,045

BASIC EARNINGS (LOSS) PER SHARE	$.07	$.13		$(.28)	$.39

DILUTED EARNINGS (LOSS) PER SHARE	$.06	$.12		$(.28)	$.36

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,492,616	3,389,658		3,477,481	3,316,788

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,612,838	3,640,993		3,477,481	3,567,262

(1)	Certain prior year amounts have been restated to reflect reclassifications necessary to conform with the current year presentation.

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(980,493)	$1,281,045
Adjustments to reconcile net income (loss) to net cash
and equivalents used for operating activities:
Depreciation and amortization expense	1,781,099	1,640,610
Deferred compensation expense	306,482	218,676
Decrease (increase) in current assets:
Receivables, net	(1,896,199)	(5,678,337)
Federal income tax receivable	(470,000)	--
Revenues earned in excess of billings and
retainages on long-term contracts	(393,836)	240,986
Inventories	(85,521)	(117,740)
Other current assets	(14,410)	65,704
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(2,470,966)	(1,295,727)
Billings in excess of revenues earned on
long-term contracts	(311,806)	(680,918)
Billings for future services	943,842	1,213,083
Restructuring reserve	(2,676)	--

Net cash and equivalents used for
operating activities	(3,594,484)	(3,112,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(367,692)	(1,873,885)
Acquisition of ProVal Corporation, net of cash acquired	--	(1,235,607)
Decrease (increase) in long-term receivables	391,385	(333,730)
Investments in computer software	(295,533)	(517,401)
Other, net	38,644	(262,822)

Net cash and equivalents used for investing
activities	(233,196)	(4,223,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under line of credit, net	4,539,890	897,800
Repayments of long term debt	(50,000)	--
Issuance of common stock	184,654	202,880
Purchase of common stock for ESOP	--	49,819

Net cash and equivalents provided by
financing activities	4,674,544	1,150,499

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	846,864	(6,185,564)
Balance at beginning of period	608,062	6,511,266
Balance at end of period	$1,454,926	$325,702
Cash paid for interest on debt	$229,646	$20,107
Cash paid for income taxes	$774,428	$1,775,061

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

_________________

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of January 31, 2001 and April 30, 2000, (b) the results of its operations for the nine months ended January 31, 2001 and 2000, and (c) cash flows for the nine months ended January 31, 2001 and 2000.

(2)	BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding the reportable segments' profit for the three and nine months ended and the reportable segments' assets as of January 31, 2001 and 2000:

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

_________________

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead(1)	Total Combined Company
For the Nine Months Ended January 31, 2001

Revenues	$ 18,818,693	$ 10,895,667	$ --	$29,714,360
Unallocated amounts	--	--	(5,849,890)	(5,849,890)
Depreciation and amortization expense	(1,143,717)	(158,467)	(478,915)	(1,781,099)
EBITDA	5,875,872	295,709	(5,635,577)	536,004
Capital expenditures	277,706	89,986	--	367,692
Segment assets	20,760,617	8,122,804	--	28,883,421

For the Nine Months Ended January 31, 2000

Revenues	$ 19,541,874	$ 13,254,924	$ --	$32,796,798
Unallocated amounts	--	--	(3,492,789)	(3,492,789)
Depreciation and amortization expense	(1,155,980)	(144,531)	(340,099)	(1,640,610)
EBITDA	4,563,623	2,033,262	(3,289,668)	3,307,217
Capital expenditures	1,794,112	79,773	--	1,873,885
Segment assets	19,404,282	7,869,169	--	27,273,451

_________________

(1)	Unallocated amounts consist of general corporate expenses, the federal tax provision (credit), goodwill amortization, interest expense and interest income.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

_________________

	Information Software, Systems and Services	Property Mass Appraisal Services	Unallocated Corporate Overhead(1)	Total Combined Company
For the Three Months Ended January 31, 2001

Net revenues	$ 6,476,664	$ 3,808,939	$ --	$10,285,603
Unallocated amounts	--	--	(1,876,517)	(1,876,517)
Depreciation and amortization expense	(386,074)	(52,768)	(159,638)	(598,480)
EBITDA	2,182,196	398,893	(1,529,131)	1,051,958
Capital expenditures	106,351	10,053	--	116,404
Segment assets	20,760,617	8,122,804	--	28,883,421

For the Three Months Ended January 31, 2000

Net revenues	$ 7,174,648	$ 4,130,005	$ --	$11,304,653
Unallocated amounts	--	--	(1,234,657)	(1,234,657)
Depreciation and amortization expense	(387,494)	(52,538)	(125,419)	(565,451)
EBITDA	1,765,419	578,349	(1,143,498)	1,200,270
Capital expenditures	136,984	22,109	--	159,093
Segment assets	19,404,282	7,869,169	--	27,273,451

_________________

(1)	Unallocated amounts consist of general corporate expenses, the federal tax provision (credit), goodwill amortization, interest expense and interest income.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

_________________

(3)	ACQUISITIONS

Effective June 1, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation. ProVal provides CAMA (computer assisted mass appraisal) software and services to local governments in the United States and Canada. The aggregate purchase price of approximately $3.45 million consisted of $1.5 million in cash and 300,000 shares of the Company's common stock valued at $1.95 million. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $2.9 million has been recognized as goodwill and is being amortized over a 10-year period. Additional payments of cash and shares of common stock may be required over the four fiscal years following the acquisition if certain revenue and operating income targets are achieved. The operating results of ProVal Corporation have been included in the Company's consolidated results of operations since the date of acquisition. Therefore, the period ended January 31, 2000 includes eight months of operations versus the nine months for the current year.

Effective March 30, 2000, the Company acquired selected assets and certain contracts of CPS Systems, Inc. from the U.S Bankruptcy Court, Northern District of Texas. The operations acquired primarily include property tax, appraisal, and integrated voice response software for local governments in the states of Florida, Oklahoma, and Texas. The aggregate purchase price was $1.8 million in cash. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $1.5 million has been recognized as goodwill and is being amortized over a 10-year period. CPS's operating results have been included in the Company's consolidated results of operations since the date of acquisition. Therefore, the period ended January 31, 2001 includes nine months of operations as opposed to none for the prior year.

(4)	NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133, 137 and 138"). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The statements require that an entity record all derivatives as either assets or liabilities at fair value. These statements are effective for fiscal years beginning after June 15, 2000. Management expects that adoption of SFAS 133, 137 and 138 will have little, if any, impact on the Company's financial position or results of operations.

MANATRON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

_________________

(5)	EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for the each of the periods presented:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2001		2000		2001	2000
Numerators:
Net income (loss)	$231,980		$446,539		$(980,493)	$1,281,045

Denominators: Denominator for basic earnings (loss) per share, weighted average
outstanding common shares	3,492,616		3,389,658		3,477,481	3,316,788

Potential dilutive shares	120,222	(1)	251,335	(2)	-- (3)	250,474	(2)

Denominator for diluted earnings (loss) per share	3,612,838		3,640,993		3,477,481	3,567,262

Earnings (Loss) Per Share:
Basic	$.07		$.13		$(.28)	$.39
Diluted	$.06		$.12		$(.28)	$.36

(1) Options to purchase 277,452 shares of common stock at prices ranging from $4.63 to $7.00 per share and 86,910 shares of unvested restricted stock grants were outstanding during the three months ended January 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

(2) Options to purchase 67,000 shares of common stock at prices ranging from $6.81 to $7.00 per share were outstanding during the three and nine months ended January 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

(3) All of the options to purchase shares and unvested restricted stock grants have been excluded due to the loss for this period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net revenues of $10,285,603 and $29,714,360 for the three and nine month periods ended January 31, 2001, have decreased by approximately 9% versus the $11,304,653 and $32,796,798 of net revenues that were reported for the comparable periods in the prior fiscal year. These amounts include revenues from software license fees, sales of computers, forms and supplies and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance and forms processing and printing.

Excluding $925,000 of retention revenue discussed below, appraisal service revenues have decreased by approximately $1,246,000 and $3,284,000 for the three and nine months ended January 31, 2001, respectively, versus the comparable periods in fiscal 2000. In addition, the Company's backlog for appraisal services at January 31, 2001, decreased by approximately $3.4 million to $11.5 million compared to approximately $14.9 million at April 30, 2000. These decreases are primarily due to the wind down of a number of significant appraisal contracts that were generating more revenues in the prior year. These contracts include Allegheny County, Pennsylvania, Stamford County, Connecticut, Lawrence County, Illinois, and Hamilton County, Ohio. Finally, the Company has a few jobs on the East Coast that are currently behind schedule and therefore the revenues have been lower than initially anticipated. The Company has been actively pursuing new appraisal business to replenish the backlog.

As noted in prior quarters, the Company has reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate realizability. During the three months ended January 31, 2001, the Company collected and recognized approximately $925,000 of retention revenue on the Allegheny County project. Another $925,000 of the retention revenue is expected to be collected and recognized during the fourth quarter of fiscal 2001. As of January 31, 2001 and 2000, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was $1,468,411 and $1,673,295, respectively. As of January 31, 2001 and 2000, the total reserve against retainage revenue remaining under the Allegheny County project was $1,106,385 and $1,559,922, respectively.

Revenues from hardware, software, support, professional services and supply sales have decreased by approximately $700,000 for both the three and nine month periods ended January 31, 2001, from the comparable prior-year periods. Excluding new revenues associated with the CPS and ProVal acquisitions, revenues have actually decreased by approximately 21% for the three months ended January 31, 2001, and approximately 15% for the nine months ended January 31, 2001. These decreases are due to a significant reduction in new sales since January 1, 2000, which we believe is primarily due to the fact that 2000 was an election year for many of our customers. In addition, local government officials have been scaling back their systems spending following all of the Year 2000 upgrades that took place in the prior year.

While the software industry and many technology companies have experienced sluggish sales following the Year 2000 upgrades, we are starting to see an increase in proposal activity and have seen sales begin to pick up. However, it should be noted that there is typically a three to nine month lag between contract signature and delivery of the related products and services, which is the primary trigger for revenue recognition.

As a result of the decrease in net revenues, cost of revenues for the three months ended January 31, 2001, also decreased 11.8% to $6,678,873 versus the comparable prior year amount of $7,574,692. Excluding the $925,000 of retention revenue recognized this period, since the majority of the related costs have been expensed in prior periods, gross margin has decreased by approximately 4% to approximately 29% versus 33%. This decrease in margin is due to a change in the mix of revenues and the fact that a significant portion of the Company's costs are fixed in nature.

Selling, general and administrative expenses have increased by 1.9% to $3,153,252 for the three months ended January 31, 2001, compared to $3,095,142 for the same period in the prior fiscal year. Also, selling, general and administrative expenses for the nine months ended January 31, 2001, of $10,601,527 have increased by 15.7% in comparison to the $9,164,325 of selling, general and administrative expenses that were reported for the nine months ended January 31, 2000. These increases are primarily due to the additional staff and operating expenses related to the CPS and ProVal acquisitions and the increased goodwill amortization expense associated with these acquisitions. In addition, the Company has ramped up its spending on marketing in order to stimulate sales, and it has reduced the amount of software that it has been capitalizing. Due to the Company experiencing a reduced amount of time between technological feasibility and market introduction, the Company has moved toward the industry trend of expensing more software development costs. The amount of software capitalized declined by 50% from approximately $588,000 to $296,000 for the nine months ended January 31, 2000 and 2001, respectively. Finally, deferred compensation expense has increased from approximately $219,000 for the nine months ended January 31, 2000, to approximately $306,000 for the nine months ended January 31, 2001, as a result of restricted stock grants in the current year, including those associated with the Manatron, Inc. Executive Stock Plan of 2000, which was approved at the 2000 annual shareholders meeting.

As a result of the factors noted above, the Company reported operating income of $453,478 for the three months ended January 31, 2001, versus operating income of $634,819 for the three months ended January 31, 2000, and an operating loss of $1,245,095 for the nine months ended January 31, 2001, versus operating income of $1,666,607 for the nine months ended January 31, 2000. Net interest expense for the nine months ended January 31, 2001, was $205,398 compared to net interest income of $114,438 for the nine months ended January 31, 2000, which is directly related to the utilization of investments and higher borrowings outstanding that were needed to fund operations as well as the acquisitions of CPS Systems, Inc. and ProVal Corporation and the purchase of a new corporate office building.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. Due to the net loss position for the nine months ended January 31, 2001, the Company has recorded a tax credit of $470,000. This credit was calculated using the statutory tax rate of

34% as opposed to its effective tax rate which is normally approximately 40% given the non-deductible goodwill amortization related to its acquisitions. The Company believes that future earnings as well as the Company's ability to carry back net operating losses generated in fiscal 2001 against fiscal 1999 and 2000 taxable income will be sufficient to utilize this tax credit.

As a result of the factors noted above, the Company reported a 48% decrease in its net income to $231,980 or $.06 per share on a diluted basis for the three months ended January 31, 2001, versus income of $446,539 or $0.12 per share on a diluted basis for the comparable period in the prior fiscal year. In addition, the Company reported a net loss of $980,493 for the nine months ended January 31, 2001, versus income of $1,281,045 for the nine months ended January 31, 2000. Diluted weighted average outstanding common shares decreased by 234,398 shares from the April 30, 2000, balance of 3,711,879 shares to the January 31, 2001, balance of 3,477,481 shares. This decrease was primarily due to the exclusion of potential common shares that would have an antidilutive effect on the net loss per share as well as a reduced potential dilutive effect resulting from a lower average stock price.

Financial Condition and Liquidity

At January 31, 2001, the Company had working capital of $2,193,409 compared to the April 30, 2000, amount of $1,134,863. This increase is primarily due to the timing of our annual support billings and an improvement in the business which has increased receivables and cash flow. These levels reflect an increase in the current ratio from 1.08 at April 30, 2000, to 1.12 at January 31, 2001.

Shareholders' equity at January 31, 2001, decreased by approximately $490,000 to $10,966,179 from the balance reported at April 30, 2000, because of $134,473 of employee stock purchases, 50,181 of stock issuances to the ESOP, and $306,482 of deferred compensation expense that were more than offset by the $980,493 net loss for the nine months ended January 31, 2001. As a result, book value per share has decreased to $2.91 as of January 31, 2001, from $3.26 at April 30, 2000, which represents a decrease of 10.7%.

The nature of the Company's business typically is not property or equipment intensive. Net capital expenditures, were approximately $368,000 for the nine months ended January 31, 2001, compared to approximately $1,874,000 for the nine months ended January 31, 2000. In the prior year, the Company acquired a new 25,000 square foot corporate office, including furniture and fixtures for approximately $1,300,000, which explains the unusually high amount of capital expenditures for that year. Current year expenditures relate primarily to the purchase of computer hardware and software for the Company's technical and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. In the prior quarter, the Company negotiated with its bank a secured line of credit of $5,500,000 and a secured installment note payable of $1,400,000 that is to be reduced by $100,000 per month. As of January 31, 2001, there was $3,714,226 outstanding on the line of credit and $1,300,000 outstanding on the note payable. The Company anticipates that the line of credit together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months. The Company has been and will continue to actively manage its operations and cash flows to ensure that it remains within its credit availability. Traditionally, cash inflows are lower in the first and second fiscal quarters and pick up during the third and fourth quarters due to our annual billing cycles established with our customers.

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

"Safe Harbor Statement" Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," " intend," "predict," "potential," "future," "may," "should" and similar expressions or words. The Company's future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

•

Changes in economic conditions, including changes in interest rates, financial market performance and the computer software and service industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not the Company's business, but all computer software and service industry companies; or, the changes can impact only those parts of the economy upon which the Company relies in a unique fashion, including, by way of example:

•	Economic factors that affect local governmental budgets.

•	Economic factors that may affect the success of the acquisition strategy that the Company pursued throughout the 1990s.

•	Factors that the Company has discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

•	The Company's ability to obtain financing from commercial lendors and to obtain bid and performance bonds from surety companies.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of January 31, 2001, $3,714,226 in borrowings were outstanding under this line of credit as well as an installment note payable of $1,300,000. Due to variable interest rates on the Company's borrowings, an increase in interest rates of 1% could result in the Company incurring approximately an additional $50,000 in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving approximately $50,000 in annual interest expense. The Company does not expect this market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II. -- OTHER INFORMATION.

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

10.11	Manatron, Inc. Executive Incentive Plan for 2001.*

10.12	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

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

10.22	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 2000 and here incorporated by reference.

_______________________

*Management contract or compensatory plan or arrangement.

(b)

Reports on Form 8-K. The Company filed a Form 8-K on December 15, 2000 to report under Item 9 the Company's press release dated December 15, 2000 announcing the Company's Fiscal 2001 Second Quarter Results.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 15, 2001	MANATRON, INC. By /s/ Paul R. Sylvester
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

10.11	Manatron, Inc. Executive Incentive Plan for 2001.*

10.12	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

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

10.22	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 2000 and here incorporated by reference.

_______________________

*Management contract or compensatory plan or arrangement.

-iii-