Form 10-K
period 2001-04-30
MANATRON INC
filed 2001-07-27
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission File Number: 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 East Milham Road Portage, Michigan (Address of Principal Executive Offices)	49008 (Zip Code)

Registrant's telephone number, including area code: (616) 567-2900

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant based on the last sale price on July 20, 2001, was approximately $7,182,000.

As of July 20, 2001, 3,790,992 shares of the Registrant's Common Stock, no par value, were outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Registrant's annual shareholders' meeting to be held Thursday, October 4, 2001, are incorporated by reference into Part III of this report.

PART I

Item 1.  Business.

General

          Manatron, Inc. ("Manatron" or the "Company") originally was organized in 1969 as a partnership and later was incorporated in Michigan in 1972. Manatron initially provided in-house data processing services for local governmental units located in Michigan. Manatron's business was later extended further to include advanced microcomputer-based "turn-key" data processing systems for governments. These "turn-key" data processing systems used both general purpose computer hardware produced by leading manufacturers and proprietary software developed or purchased by the Company.

          In June of 1999, Manatron acquired by merger all of the outstanding stock of ProVal Corporation ("ProVal"), a 26-year old computer software company with headquarters in Springfield, Ohio. At the time of the acquisition, ProVal had installed its PC-based software (primarily computer-assisted mass appraisal "CAMA," trademarked as ProVal®) in approximately 150 jurisdictions in 16 states and three Canadian provinces.

          In March of 2000, the U.S. Bankruptcy Court, Northern District of Texas, approved Manatron's bid for selected assets and certain contracts of Dallas-based CPS Systems, Inc. Manatron successfully bid for the Florida, Texas, Colorado, Oklahoma and North Carolina property tax, appraisal and integrated voice response software source code, software support and licensing agreements and other related assets, such as contract deposits and accounts receivable at a public auction conducted by the Bankruptcy Trustee for CPS Systems. At the time of acquisition, these operations had recurring revenues, on an annual basis, of approximately $2.3 million from approximately 60 customers, the majority of which were in Florida.

          The Company's vision is to be the leading provider of software and related products and services that allow government agencies, taxpayers and private industry to efficiently process, manage and archive property information. The Company seeks to delight customers with its products and services, to build a healthy culture for employees, and to maximize shareholders' equity. Currently, the Company serves over 1,500 customers in 31 states and three Canadian provinces with a concentration in the Midwest and Southeast.

          For financial reporting purposes the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services. For financial information about segments see note 10 to the Consolidated Financial Statements, which is here incorporated by reference.

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

          Manatron Visual Property (MVP)

          The Company has been re-engineering its entire property suite of applications into "ERP" type products for local government. MVP uses component-based development, object-oriented analysis and design and the unified modeling language (UML) for system documentation. MVP includes Administration, Tax, CAMA, MIRRS, and GIS. It is designed from the ground up to be a totally integrated property management application. Clients can use the entire suite or opt to purchase only specific modules to integrate with their existing systems. The MVP architecture is based on Microsoft's DCOM object standard, and is designed with inherent interoperability with other Microsoft Windows-based applications such as Microsoft Office. MVP Tax was initially deployed in January 2000, is running in several jurisdictions and is being leveraged as a national tax billing and collections system. It includes the base MVP Administration module for managing properties and parties as well as installation parameters specific to the site. An effective-dating strategy removes the critical time-crunch around processing, typically found in most tax billing and collection systems. MVP is designed with database independence and has an n-tier architecture giving it broad scalability options and inherent Internet interoperability.

          The Company has received contracts worth a combined $4.8 million from various Indiana counties and a $1.8 million contract from Hamilton County, Ohio (Cincinnati) for its new MVP Tax software and related services. Subsequent to April 30, 2001, the Company entered into a $5.3 million contract for its MVP Tax and PropertyMax software with Ohio's Cuyahoga County, which is the largest county in the state with 1.4 million residents and includes the city of Cleveland.

          GovernMax Division

          The GovernMax division provides software products and services that facilitate access to public information on the Internet. Professionals and others with Internet access can get access to current, formatted information relevant to their industry. The GovernMax applications are built on top of Microsoft's Internet Information Server for functionality and scalability. The Company has built a proprietary "template" that provides application "scale-out" and rapid application development features to shrink time-to-market for its new products. Current GovernMax products include:

PropertyMax- Provides access to property information
RecordsMax- Provides access to deed and other information that is recorded
CourtMax- Provides access to court docket and calendar information
CollectMax-Allows online payment of real estate taxes and other fees
RevalMax- Allows new appraisal values to be accessed securely for taxpayer review

          GovernMax hosts these applications for many of its customers in a highly secure, scalable, web farm with maximum redundancy. The web farm includes audited/monitored Internet security, physical access security, triple redundant power backup and access to the Internet via three different backbone providers for quick uptime and security.

          GovernMax distinguishes itself from Internet-only competitors by tying its web-based, Internet products to the "back-office" software applications running in the various jurisdictions, many of which were developed by Manatron. This "end-to-end" solution minimizes errors, results in highly-accurate and up-to-date information via the Internet bringing both the governmental units and the public/commercial consumer of the information closer together than ever before. This much improved information access for the public/commercial users also frees the governmental units from their traditional roles of routinely helping them gather this information. Instead, elected officials can focus their time and energy on improving the efficiency and effectiveness of services to their constituents.

          Manatron Indexing, Recording, and Retrieval (MIRRS); MVP MIRRS

          MVP MIRRS is a national, highly flexible, extremely powerful application that records information for numerous types of documents including deeds, mortgages, UCC financing statements, liens, vital records and military discharges. It is operational in approximately 60 register of deeds offices in six states and includes advanced features such as workflow automation, imaging and accounts receivable processing. It also includes powerful public inquiry, remote access and faxing modules useful for abstracters and title companies.

          ProVal

          ProVal is a Microsoft Windows-based property appraisal software product. It features a highly productive, integrated sketch package and an extremely accurate ProValuation engine for calculating property values. It is designed to be simple enough for beginners with the advanced features that professionals demand. ProVal is one of the most widely deployed, nationally recognized computer-assisted mass appraisal (CAMA) software products available today. Its underlying C++ architecture and database independence allows ProVal to run efficiently in a variety of configurations.

          Tax Manager

          The CPS acquisition included a UNIX-based, COBOL Tax Manager application for Florida and Oklahoma. This product is a full-featured tax billing and collection application with a rich delinquent property tax feature set. The Company is continuing to enhance this product for its installed base. In addition, development of a Microsoft Windows-based, client/server version of Tax Manager, known as MVP Tax Manager, has been underway and will start to be deployed next year. This new product will bring forward the functionality of the COBOL Tax Manager product and add to it additional features now available via a graphical user interface and an Oracle relational database.

          Visual Voter

          Manatron also offers a windows based voter registration system that runs in a client server environment. Using an industry standard, SQL compatible relational database, visual voter is easy to use and offers a robust set of features. It conforms to all requirements of the national voter registration act as well as state specific requirements. Visual Voters features include, but are not limited to, the following:

•	Reports all county election record totals for a specific period
•	Checks against felony conviction records
•	Interacts with State system for updates, activity, etc.
•	Handles all aspects of jury selection, including reporting
•	Assigns voters to the proper district, precinct, and polling location

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

          Judicial Information

          The Company has developed flexible and user definable judicial information systems which are available for all levels of government and consist of the following modules: (i) Case Management; (ii) Court Accounting; (iii) Prosecution Management; (iv) Probation Tracking; (v) Jury Management; (vi) Child Support; and (vii) Voter Registration, which is described previously. In addition, the Company has added the capability of searching court dates through the Internet. The Case Management module encompasses civil, criminal, traffic fine, and court docket functions. The Court Accounting module tracks all fines, court costs, and bonds in addition to providing necessary reports to a governmental unit. The Prosecution Tracking module is a management record keeping and financial module for prosecutors in trial courts. The Probation Tracking module is a case tracking, record keeping, and financial system for probation departments. The Jury Management module facilitates the selection of jurors as well as payments to jurors for jury duty. The Child Support module provides for a complete financial accounting of divorce, paternity, and alimony cases, including Title IV-D reporting. The Voter Registration module oversees the legal record keeping requirements, jury selection, and maintenance of an unlimited voting history and can be integrated with imaging, which facilitates the storage of signatures. Each module can be used alone or can be interfaced with the other modules to produce a complete and thorough court management system.

          Land Information; MVP GIS

          The Manatron MVP GIS is an easy to use system that allows users to access the GIS database and obtain information such as, land parcels, roads, subdivisions, parcel boundaries and school districts. Information such as owner name, address, property values, property characteristics, census data, and taxes can all be quickly displayed in conjunction with a map of the selected property. In addition, the system provides access to scanned documents, topographic data, flood data, aerial photography and digital photographs of properties all at the touch of a finger. In addition, the ManaLink module, connects directly to Manatron's databases to display data in an easy to read format. The user can query and analyze data in a matter of minutes, with or without maps. This selected information can be exported to various types of formats or be used with Crystal Reports® to create letters, labels, and user defined reports. Although the Company historically has developed and maintained its own land information system, it is now a reseller of Environmental Systems Research Institute's land information systems known as ArcView and ARC/INFO GIS.

          Legacy Products

          The Company maintains, supports and in some cases continues to market and enhance various "legacy" software applications. These products are mature and full-featured. They include, among others:

•	Property appraisal including SMDA 2000
•	Property tax billing and collections
•	Deed recordings
•	Land information systems (mapping)
•	Building permits
•	Fund-based financials
•	Payroll
•	Court accounting
•	Court case management
•	Jury management
•	Child support & enforcement
•	Voter registration
•	Utility billing

          These products use a variety of technologies such as COBOL, BASIC, DIBOL, Clipper and FoxPro. They run on many different hardware and operating system platforms including Microsoft Windows networks, VMS and Unix. The Company's main focus with these legacy products is to keep them in compliance with legislation and to continue to offer additional features as needed by the clients.

Services

          In connection with the installation of its "turn-key" systems, the Company provides ongoing hardware integration and maintenance, software support, training, and other customer services through regional offices described under the caption "Properties" below. The Company has established a regional office in each state where it has a significant nucleus of customers, so it can more efficiently respond to their needs. Each regional office includes customer service personnel who are able to assist with the installation of the Company's "turn-key" systems and provide technical support on site before and after installation. In addition, Company personnel respond on a daily basis to customer telephone inquiries regarding the use of Manatron systems. A number of regional offices also are staffed with employees who are trained to identify and respond to customers' hardware and other technical inquiries.

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

          In April of 1998, the Company received a contract to reappraise every property in Allegheny County (Pittsburgh), Pennsylvania over a two and one half year period. The contract was valued at approximately $24 million, making it the largest ever for the Company and one of the largest for the assessment services industry. Under the terms of the agreement, the Company's appraisal division (Sabre) originally was contracted to locate and appraise approximately 600,000 parcels of residential, agricultural, commercial, industrial, and exempt properties and install its CAMA system to maintain and access the information. The Company also assisted in supporting the new appraised values to the public through a hearing process. As of April 30, 2001, the Company has substantially completed this project.

          The Company's Sabre appraisal division has been awarded service contracts totaling $7 million from Ohio's Franklin and Montgomery Counties. Under the Franklin County contracts, which are worth $3.3 million, Sabre will be responsible for new construction appraisals in Franklin County from 2001 to 2003 as well as a countywide value update of all real estate parcels, which is scheduled for completion in 2002. Located in central Ohio, Franklin County comprises greater Columbus, with a population of one million and 370,000 parcels of property. Sabre's contract with Montgomery County, which is worth $3.7 million, includes new construction appraisal maintenance for 2001 and 2002 and the revaluation of all 260,000 county properties, which is conducted by the county every six years and scheduled for completion in 2002. Montgomery County is Ohio's fourth largest county and includes the city of Dayton.

Marketing and Sales

          The Company primarily markets its products through its regional offices in Florida, Illinois, Indiana, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, and Rhode Island. Manatron plans the opening of each new office based on a review of marketing opportunities and financial analysis within a particular region. In addition, the Company has a number of salespeople who promote and market its products and services on a national basis.

          The Company's sales and marketing personnel approach various governments with Manatron-specific solutions to their data processing and property valuation needs and also respond to governments' proposal requests. The Company's customer service personnel also assist with product demonstrations in connection with these sales efforts.

          Manatron's marketing efforts involve, among other things, internal and external communications, developing and distributing product brochures and newsletters, direct mailings, customer satisfaction surveys, telemarketing, attending conventions and conferences, forming user groups for the purpose of determining customer needs and expectations, conducting seminars for the purpose of demonstrating products and services, and advertising in trade journals.

          The Company is also a value-added reseller for a number of leading hardware manufacturers such as DEC, IBM, and Unisys. In turn, the sales forces of these manufacturers often work closely with the Company's sales and marketing personnel in an effort to promote sales of the Company's services and products in conjunction with sales of the hardware.

Customer Base

          The Company's customers are primarily city, township, and county governments in the United States. Revenue derived from Canada is less than 1% of the Company's total revenues. The Company's sales are highly dependent on city, township, and county governments' demand for its products and services. The Company does not believe that the loss of any single customer would have a materially adverse effect on the Company, however a material decline in the Company's sales to various governments could have such an effect. One customer accounted for approximately 11%, 19%, and 26% of total revenues in fiscal 2001, 2000, and 1999, respectively.

Competition

          Competition for the Company's data processing systems, related services, and mass appraisal services is intense. The Company competes primarily on the basis of name recognition, financial stability, range of products, and reputation for providing good customer service.

          The Company's major competitors for client-server and Inter/Intranet related systems and services are generally small local software and service firms, which often are able to offer less expensive solutions or have developed long-term relationships with key governmental officials. Generally, these smaller firms can sell hardware and services at reduced amounts because of their small amount of overhead. The Company also competes with a number of larger national public companies such as Tyler Technologies, Inc., Associated Computer Systems, HTE, SCT Corporation, and ESRI. The Company could be adversely affected if a large computer manufacturer, technology or professional service firm such as IBM, EDS, Peoplesoft, etc. target the local government market, or if any large property services or database company acquires, merges, or associates itself with a competing firm. Furthermore, applications software also is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products.

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

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands, and the needs of its customers. Manatron emphasizes research and development and commits significant resources to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to computer software development costs. Systems programming and support expenses were approximately $4.9 million, $4.1 million, and $3.7 million for the fiscal years ended April 30, 2001, 2000, and 1999, respectively. Certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" as described in the Notes to Consolidated Financial Statements contained in this Form 10-K. The amount of software capitalized declined by 54% from approximately $870,000 to $397,000 for the years ended April 30, 2000 and 2001, respectively due to a decreasing trend in capitalized software development costs.

          In fiscal 2001, the Company continued to invest heavily in its new, MVP product architecture. The Company's product development methodology, a component-based architecture based upon industry standards such as Microsoft Component Object Model (COM, COM+, .NET), is expected to reduce software development costs and support costs while resulting in "best-in-class" products. The Company's new product designs are fully documented in the Unified Modeling Language in order to record and retain the intellectual property contained in the software. The component-based architecture will allow the Company's customers to integrate its products with other tools such as word processors, spreadsheets, and GIS (mapping) applications specifically due to the Company's adherence to industry standards.

          Manatron continued to invest in its Internet division GovernMax.com during fiscal 2001. As a result, the division was able to roll out new products for the Recorder's office (RecordMax), the Tax Collector's office (CollectMax), and the Property Appraiser's office (RevalMax). All applications are fully e-commerce enabled. In October of 2000, GovernMax.com began collecting real estate taxes over the Internet through its CollectMax product, in Okaloosa County Florida. The Company now has Tax Collectors from eleven Florida counties using the CollectMax product to do Internet based collections and provide the information to the public. The GovernMax.com customer base has almost doubled over the course of the past year. The division currently has 70 clients in 9 states, of which they host data for 46 of these clients, accounting for over 4.8 million parcels, 1.4 million legal cases, and 2 million recordings.

          Also of major focus during the past fiscal year is continued development and deployment of MVP Tax. The Company made significant investments in the product, processes and staffing in order to better meet the growing demand for the product. Substantial new features were added to the product including numerous features needed nationally.

          Through the conjunction of effort between ProVal and SMDA 2000 development teams, the Company has continued the development of a new component-based CAMA product. These efforts will result in a completely new, state-of-the-art CAMA product with a highly flexible/configurable Administration module and 100%, metadata-driven characteristics design. Included in the product will be the robust valuation capabilities found in ProVal and advanced usabili ty/mass-appraisal capabilities found in SMDA 2000. It will, of course, share the MVP Architecture - including the Administration module. This product's initial release is slated for fiscal 2002.

          The result of this research and development will be a robust, highly-scalable, feature-rich suite of products built on a common, reliable, scalable architecture centered around Microsoft's .NET platform. This will allow the Company to provide an outstanding product that it can deploy across its entire client-base. The Company remains committed to this ambitious and rewarding goal.

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

Backlog

          At April 30, 2001, the Company's backlog of orders for hardware, software, and services (including mass real estate appraisal) was approximately $20.7 million, compared with approximately $26.1 million at April 30, 2000. In May 2001, the Company was awarded a $5.3 million contract with Cuyahoga County (Cleveland), Ohio, which is excluded from the backlog reported above. Backlog for the Company's software and services business can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns. Accordingly, a comparison of backlog from quarter to quarter is not necessarily instructive and may not be indicative of eventual actual shipments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the Company's backlog of orders.

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

Environmental

          Compliance with federal, state, and local environmental laws and regulations governing discharges into the environment is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

          As of June 22, 2001, the Company had 406 full-time employees, 65 duration employees, 27 temporary employees, and 8 part-time employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees.

          An approximate breakdown of the Company's employees is as follows:

Executive	4%
Administrative	7%
Development	15%
Sales and Marketing	4%
Service and Support	23%
Appraisal	47%
Total	100%

Item 2.                    Properties.

          The principal executive and administration offices are located in a building owned by Manatron in Portage, Michigan, which consists of approximately 25,000 square feet. The Company's Information Software, Systems and Services division rents office and/or warehouse space in Florida, Illinois, Indiana, Michigan, Missouri, North Carolina, Ohio, and Pennsylvania. The Company's Property Mass Appraisal Services division rents office space in Ohio, New York, Pennsylvania, and Rhode Island. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 2001, totaled approximately $972,000.

          Management considers all of its offices to be well maintained, in good operating condition, and suitable and adequate for their intended purposes.

Item 3.                     Legal Proceedings.

          The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the outcome of any litigation currently pending will not materially affect the Company's financial condition or results of operations.

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

          J. Wayne Moore (age 60) joined the Company in 1999 when the Company acquired ProVal Corporation. Mr. Moore was President of ProVal Corporation before its acquisition and was the chief architect and designer of the trademarked ProVal® software system. Mr. Moore has 28 years experience developing and marketing computer assisted mass appraisal systems. Mr. Moore is currently the Company's appraisal software product line Vice President and is responsible for such things as developing, marketing and maintaining the current ProVal product as well as overseeing the development and roll out of the new CAMA products.

          Daniel P. Muthard (age 52) joined the Company in 1994 when the Company acquired Sabre. Mr. Muthard was Vice President of the Company's appraisal operations until June of 1998, at which time he was named President of the Appraisal Division. Mr. Muthard is responsible for all aspects of the Sabre appraisal division.

          Early L. Stephens (age 38) joined the Company in 1986 and worked as a programmer/analyst. From 1988 until June 1996, Mr. Stephens was Project Manager-Management Information Systems at Western Michigan University and was responsible for the implementation of client server applications in LAN environments. In June 1996, Mr. Stephens returned to the Company and was named Chief Technology Officer and is responsible for software product development, establishment of technology standards for the Company's products and services, and development of strategic plans.

          Robert D. Fry (age 46) joined the Company in 1996 as the Manager of Ohio Real Estate. Mr. Fry served in that position until 1997 when he was promoted to Vice President of the Ohio Region. In May of 2000, Mr. Fry was named Managing Director of GovernMax.com, the Company's internet products and services division and is primarily responsible for overseeing the development, sales, marketing, and support of the Company's internet products and services.

          James W. Flake (age 41) joined the Company in 1994 when the Company acquired Sabre. Mr. Flake served as an appraisal project manager for the Indiana Region until 1995 when he was promoted to the Indiana Regional Vice President position. In July of 2000, he was named Executive Vice President of Regional Operations and is now primarily responsible for the overall coordination and management of sales through the Company's regional offices.

          Mary Gephart (age 42) joined the Company in 1994 as the Manager of Human Resources. Ms. Gephart served in that position until 1998 when she was promoted to Director of Human Resources. In July of 2000, Ms. Gephart was named Vice President of Human Resources and is primarily responsible for directing and coordinating human resources activities, such as employment, compensation, employee relations, benefits, training, and employee services.

PART II

Item 5.                    Market for Registrant's Common Equity and Related Shareholder Matters.

          Manatron's Common Stock is traded over-the-counter and is regularly quoted on The Nasdaq SmallCap Market under the symbol "MANA."

          The following table shows the range of high and low bid information reported by The Nasdaq SmallCap Market for the years ended April 30, 2001 and 2000:

	2001		2000
Quarter	Low	High	Low	High

May - July	$5.63	$9.19	$5.25	$8.06
August - October	4.13	6.50	4.88	7.19
November - January	2.56	5.16	3.00	10.37
February - April	2.75	5.13	7.00	16.18

          These over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

          The Company historically has not paid cash dividends. The Company has, however, paid 5% stock dividends in 1992, 1993, and 1994. The Company currently does not anticipate paying cash or stock dividends on its Common Stock in the foreseeable future, but instead intends to retain earnings, if any, for the operation and expansion of the Company's business.

          As of July 20, 2001, the Company's Common Stock was held by approximately 1,500 shareholders, 263 of which were record holders.

Item 6.                    Selected Financial Data.

          The following table sets forth selected financial data of the Company for the periods indicated and has been derived from and should be read in connection with the Company's Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The annual income statement and balance sheet data set forth below for the years 1997 through 2001 have been derived from the Consolidated Financial Statements of the Company.

Five-Year Operating and Financial Summary
Years Ended April 30,

	2001	2000	1999	1998	1997
Operating Results

Net revenues	$41,126,586	$43,645,377	$37,549,264	$24,791,881	$22,016,988

Gross profit	13,477,302	14,586,455	13,005,142	9,473,074	8,636,635

Income (loss) from
operations	(860,947)	2,079,630	1,251,840	402,840	(160,000)

Other income
(expense), net	(253,683)	264,215	52,730	(89,069)	(246,659)

Net income (loss)	(940,630)	1,603,845	1,304,570	313,771	(406,659)

Basic earnings (loss)
per share	(.27)	.49	.45	.11	(.14)

Diluted earnings
(loss) per share	(.27)	.45	.41	.11	(.14)

At Year-end:
Cash and equivalents	700,840	608,062	6,511,266	1,613,669	457,691
Total assets	25,851,143	26,724,725	23,228,429	15,863,076	14,854,268
Long-term debt	0	0	50,000	125,000	1,110,000
Book value per share	2.95	3.26	2.28	1.80	1.68

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following section provides a narrative discussion about Manatron's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations:  Fiscal Year 2001 Compared to Fiscal Year 2000

          Net revenues of $11,412,226 for the three months ended April 30, 2001, increased 5.2% over the net revenues of $10,848,579 that were reported for the fourth quarter in the prior fiscal year. Net revenues of $41,126,586 for the twelve months ended April 30, 2001, were 5.8% lower than the $43,645,377 of net revenues that were reported for the twelve months ended April 30, 2000. These amounts include revenues from computer hardware and software shipments, sales of computer forms and supplies, and various related services such as mass real estate appraisal, software support, training, hardware maintenance, and forms processing and printing.

          Excluding the Allegheny County retention revenue discussed below, appraisal service revenues have decreased by approximately 32% and 26% for the three and twelve months ended April 30, 2001, in comparison to the three and twelve months ended April 30, 2000. These decreases are primarily attributed to the cyclical nature of the appraisal services market and the wind down of the Allegheny County, Pennsylvania project, which was substantially completed as of April 30, 2001. The Allegheny project accounted for 11% of the Company's net revenues for the year ended April 30, 2001 in comparison to 19% for the year ended April 30, 2000. In addition, the Company has a few jobs on the East Cost that are currently behind schedule and therefore the revenues have been lower than initially anticipated. The Company's backlog for appraisal services at April 30, 2001, decreased by approximately $3.5 million to $11.4 million compared to approximately $14.9 million at April 30, 2000. The Company has been actively pursuing new appraisal business to replenish the backlog.

          As noted in the prior year, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate collection. During the three and twelve months ended April 30, 2001, the company collected and recognized approximately $925,000 and $1,850,000, respectively, of retention revenue on the Allegheny County project. As of April 30, 2001 and 2000, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was $868,636 and $1,992,093, respectively. As of April 30, 2001 and 2000, the total reserve against retainage revenue remaining under the Allegheny County project was $260,000 and $1,854,394, respectively.

          Software division revenues increased by approximately 19% for the three months ended April 30, 2001 versus the prior year quarter; however, they were flat for the year ended April 30, 2001 in comparison with the prior year. The growth in the fourth quarter can be attributed to the execution of various MVP Tax contracts in Indiana. Revenues associated with hardware and software sales have declined in aggregate over the prior year due to a significant reduction in new sales due to the fact that 2000 was an election year for many of our customers. In addition, many local government officials scaled back their systems spending following all of the Year 2000 upgrades that took place in the prior year. Growth in recurring software support, primarily attributable to the CPS acquisition, has allowed the Company's revenues to remain comparable overall with prior year revenue levels.

          Cost of revenues of $7,291,356 for the three months ended April 30, 2001 increased 2.8% compared to $7,093,056 for the three months ended April 30, 2000. Annual cost of revenues decreased by 4.9% from $29,058,922 in the prior fiscal year to $27,649,284 for the year ended April 30, 2001. These changes are primarily due to the movement in net revenues noted above. Margins between years are comparable at 33%. However, when you exclude the $925,000 of retention revenue recognized during the three months ended April 30, 2001, and $1,850,000 of retention revenue recognized during the year ended April 30, 2001, gross margin has declined by approximately 4% to approximately 30% for both the three and twelve months ended April 30, 2001. This decrease is primarily related to the fixed nature of labor costs, which do not fluctuate immediately with declined revenue levels.

          Selling, general, and administrative expenses have increased by approximately 11.8% to $3,736,722 for the three months ended April 30, 2001 compared to $3,342,500 for the three months ended April 30, 2000. Selling, general, and administrative expenses have increased 14.6% from $12,506,825 for the twelve months ended April 30, 2000 to $14,338,249 for the twelve months ended April 30, 2001. These increases are due to a full year of goodwill amortization and overhead costs associated with the CPS Systems acquisition, significant investments in research and development, a decreasing trend in capitalized software development costs and increased sales and marketing activities. Also, Manatron experienced higher personnel-related costs in the fourth quarter because of a number of new hires to handle the additional software business and higher-than-usual expenses in workers' compensation and health insurance, which Manatron partially self-funds. The amount of software capitalized declined by 54% from approximately $870,000 to $397,000 for the years ended April 30, 2000 and 2001, respectively. Finally, deferred compensation expense has also increased from approximately $324,000 to $394,000 for the twelve months ended April 30, 2001, as a result of restricted stock grants in the current year, including those associated with the Manatron, Inc. Executive Stock Plan of 2000, which was approved at the 2000 Annual Shareholders' meeting.

          As a result of the factors noted above, the Company reported slightly lower operating income of $384,148 for the three months ended April 30, 2001, versus operating income of $413,023 for the three months ended April 30, 2000. For the year ended April 30, 2001 a net operating loss of $860,947 was reported versus operating income of $2,079,630 for the prior year.

          Interest expense has increased from $41,712 for the year ended April 30, 2000 to $331,844 for the year ended April 30, 2001 due to the use of cash and debt required to fund operations in fiscal 2001, the acquisitions of CPS Systems, Inc. and ProVal Corporation, and the purchase of a new corporate office building in fiscal 2000.

          The Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions. However, in fiscal 2001, the Company has recorded a credit for federal taxes of $174,000 due to the net loss position for the year.

          As a result of the factors noted above, the Company reported a 87.7% decrease in its net income to $39,863 or $.01 per diluted share for the three months ended April 30, 2001, versus income of $322,800 or $.09 per diluted share for the comparable period in the prior fiscal year. In addition, the Company reported a net loss of $940,630 or $.27 per diluted share for the year ended April 30, 2001, versus income of $1,603,845 or $.45 per diluted share for the year ended April 30, 2000.

Results of Operations:  Fiscal Year 2000 Compared to Fiscal Year 1999

          Net revenues of $10,848,579 for the three months ended April 30, 2000 were comparable to the $10,890,655 of net revenues that were reported for the fourth quarter in fiscal 1999. Annual net revenues of $43,645,377 for fiscal 2000 were 16% higher than the $37,549,264 of net revenues that were reported for fiscal 1999. The components of revenues were essentially the same as previously noted for fiscal 2001.

          In general, the net revenue increase for fiscal 2000 was primarily due to the execution of major appraisal service contracts, increased software and service sales as a result of Year 2000 compliance work and sales of new software products including ProVal, MVP Tax, MVP MIRRS, and GovernMax. Specifically, appraisal service revenues increased by 11% over fiscal 1999 primarily because of revaluation contracts with Allegheny County (Pittsburgh), Pennsylvania, Dauphin County (Harrisburg), Pennsylvania, and Hamilton County (Cincinnati), Ohio. These contracts, which totaled approximately $33.5 million had a major impact on the financial results for fiscal 2000 as more work was executed on them during fiscal 2000 than fiscal 1999. As of April 30, 2000, approximately $26.7 million had been recognized as revenue on these projects. As of April 30, 2000 the Company's backlog for appraisal services was approximately $14.9 million compared to $23.2 million at April 30, 1999.

          As noted previously, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate collection. The Company expected to maintain a 100% reserve against the retainage revenue on the Allegheny County project until such time as the uncertainty surrounding the realizability of the retainage revenue was resolved. At April 30, 2000 and 1999, the total reserve against retainage revenue under all appraisal service project (including Allegheny County) was $1,992,093 and $933,000, respectively. At April 30, 2000 and 1999, the total reserve against retainage revenue under the Allegheny County project was $1,854,394 and $765,767, respectively.

          Software division revenues for fiscal 2000 increased by 20% over the prior year primarily because of additional upgrades by existing and new customers in the Midwest. This increase in revenue was due to Year 2000 product upgrades, additional revenue contributed by ProVal, which was acquired at the end of May in 1999, and the introduction of new software to the Company's customer base.

Specifically, the Company had begun to recognize revenues on its $2.8 million contract that was signed in October of 1998 with Lake County, Indiana for the Company's new MVP-Tax product.

          Cost of revenues for the three months ended April 30, 2000 decreased 2% to $7,093,056 compared to $7,233,964 for the fourth quarter in fiscal 1999. Annual cost of revenues increased by 18% from $24,544,122 in fiscal 1999 to $29,058,922 for the year ended April 30, 2000. These increases were primarily due to the improvement in net revenues noted above. Fiscal 1999 gross margins were approximately 34% for the fourth quarter and 35% for the year while fiscal 2000 margins were 35% and 33%, respectively. These margin fluctuations were due to changes in the mix of revenues as margins on hardware, third party software, and services typically are lower than the margins on licenses of Company software and appraisal services. Certain expenses were reclassified as operating expenses for the third quarter of fiscal 2000 to conform with all other periods presented in fiscal 2000 and 1999.

          Selling, general, and administrative expenses increased by 4% to $3,342,500 for the three months ended April 30, 2000 compared to $3,202,386 for the fourth quarter in fiscal 1999. Annual selling, general, and administrative expenses increased 6% from $11,753,302 in fiscal 1999 to $12,506,825 in fiscal 2000. These increases were primarily due to annual salary adjustments, additional software development, rollout of the Company's new software products, year 2000 compliance work and increased corporate marketing efforts.

          As a result of the factors noted above, the Company reported operating income of $413,023 for the three months ended and $2,079,630 for the year ended April 30, 2000. This reflected significant improvement over the fiscal 1999 fourth quarter operating income of $413,023 and $1,251,840 for the year ended April 30, 1999.

          Interest expense decreased from $50,199 in fiscal 1999 to $41,712 in fiscal 2000 because of reduced debt levels.

          As noted previously, the Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions of ProVal, CPS, ATEK and SDS. The Company had recorded a provision for federal taxes for the year ended April 30, 2000 of $740,000. This included an offset for the remaining utilization of a $219,000 valuation allowance carryover from fiscal 1999. As more fully described in Note 4 to the Consolidated Financial Statements, the Company did not record a provision for federal income taxes for the year ended April 30, 1999 as the provision was fully offset by $527,000 of the valuation allowance.

          As a result of the factors noted above, the Company reported net income of $322,800 or $.09 per share for the three months ended and $1,603,845 or $.45 per share for the year ended April 30, 2000, compared to net income of $504,368 or $.16 per share and $1,304,570 or $.41 per share for the comparable periods in fiscal 1999. All per share amounts are diluted. This equated to an improvement over fiscal 1999 of 23%. The quarter ended April 30, 2000 showed a decrease of approximately 36% or $181,568, from the same period in fiscal 1999 primarily because $240,000 of federal tax expense was recorded in the fourth quarter of fiscal 2000 compared to none in the fourth quarter of fiscal 1999. Weighted average shares outstanding for fiscal 2000 increased primarily because of employee stock option exercises and the issuance of 300,000 shares for the acquisition of ProVal Corporation during that year.

Quarterly Results

          The following table sets forth selected unaudited quarterly financial data for the last eight quarters:

	Fiscal 2000					Fiscal 2001

	July 31, 1999	October 31, 1999	January 31, 2000		April 30, 2000	July 31, 2000	October 31, 2000	January 31, 2001	April 30, 2001

Net revenues	$10,466,364	$11,025,781	$11,304,653		$10,848,579	$10,065,506	$9,363,251	$10,285,603	$11,412,226

Gross profit	3,154,474	3,946,497	3,729,961	(1)	3,755,523	2,973,621	2,776,081	3,606,730	4,120,870

Operating income (loss)	481,335	550,453	634,819		413,023	(495,939)	(1,202,634)	453,478	384,148

Other income (expense), net	64,815	37,903	11,720		149,777	(22,168)	(81,732)	(101,498)	(48,285)

Net income (loss)	396,150	438,356	446,539		322,800	(342,107)	(870,366)	231,980	39,863

Basic earnings (loss) per share	.12	.13	.13		.10	(.10)	(.25)	.07	.01

Diluted earnings (loss) per share	.11	.12	.12		.09	(.10)	(.25)	.06	.01

(1)	Third quarter amounts restated to reflect reclassification of certain expenses to conform with all other periods presented.

Financial Condition and Liquidity

          Working capital of $2,648,259 at April 30, 2001 has increased compared to $1,158,596 at April 30, 2000. These levels reflect current ratios of 1.18 and 1.08, respectively. The increase in working capital is primarily due to the generation of a federal income tax receivable and a reduction in bonuses earned resulting from the Company's net loss position for the year ended April 30, 2001 as well as a lower prior year value due to the cash requirements of the CPS Systems, Inc. acquisition.

          Shareholders' equity at April 30, 2001 decreased by approximately $315,000 to $11,140,522 from the balance reported at April 30, 2000, primarily because of the $940,630 net loss which was offset by $231,620 of employee stock purchases and $393,765 of deferred compensation expense that were recorded during the year. As a result, book value per share has decreased to $2.95 as of April 30, 2001 from $3.26 at April 30, 2000.

          The nature of the Company's business is generally not property or equipment intensive. Net capital expenditures of approximately $477,000 for the year ended April 30, 2001, are substantially lower than the prior year amount of $2,304,000 primarily because the Company acquired a new 25,000 square foot corporate office, including furniture and fixtures for approximately $1,300,000 in July, 1999, which explains the unusually high amount of capital expenditures for that year. In addition, current year expenditures which relate primarily to the purchase of computer hardware and software for the Company's technical and support personnel, were also lower than similar prior year purchases due to tighter cash flow controls instituted in fiscal 2001.

          As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company's current loan agreement with Comerica Bank provides for a secured $4.5 million line of credit to the Company at the prime rate of interest through November 1, 2002, and a $1.4 million installment note with required monthly payments of $100,000 commencing January 1, 2001, at the prime rate of interest less .25%. As of April 30, 2001, $2,564,286 of borrowings were outstanding under this line of credit and $1,000,000 remained outstanding under the installment note payable. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

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

•

Changes in economic conditions, including changes in interest rates, financial market performance and the computer software and service industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only the Company's business, but all computer software and service industry companies; or, the changes can impact only those parts of the economy upon which the Company relies in a unique fashion, including, by way of example:

•	Economic factors that affect local governmental budgets.

•	Factors that the Company has discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

•	The Company's ability to obtain financing from commercial lenders and to obtain performance bonds from surety companies.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

          The Company's primary market risk exposure is a potential change in interest rates in connection with its loan agreements. As of April 30, 2001, approximately $3,564,000 of borrowings were outstanding compared to approximately $474,000 as of April 30, 2000. A 1% change in interest rates would not have a material adverse impact on the Company's financial position.

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

          None.

PART III

Item 10.          Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 4, 2001, is incorporated by reference. The information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of this Annual Report on Form 10-K and is here incorporated by reference.

Item 11.          Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 4, 2001, is incorporated by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the caption "Voting Securities," "Ownership of Common Stock," and "Securities Ownership of Management" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 4, 2001, is incorporated by reference.

Item 13.          Certain Relationships and Related Transactions.

          The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 4, 2001, is incorporated by reference.

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 14(a)(1).          List of Financial Statements. The following report, Consolidated Financial Statements of the Company, and notes thereto are filed as a part of this report:

•	Report of Arthur Andersen LLP, Independent Public Accountants, dated July 9, 2001

•	Consolidated Balance Sheets as of April 30, 2001 and April 30, 2000

•	Consolidated Statements of Operations for the years ended April 30, 2001, 2000, and 1999

•	Consolidated Statements of Shareholders' Equity for the years ended April 30, 2001, 2000, and 1999

•	Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2000, and 1999

•	Notes to Consolidated Financial Statements

Item 14(a)(2).          Financial Statement Schedules. Not applicable.

Item 14(a)(3).          List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

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

10.1	Manatron, Inc. 1989 Stock Option Plan.*

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.*

10.3	Executive Employment Agreement with Randall L. Peat.*

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.*

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.*

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

10.9	Employment Agreement with J. Wayne Moore dated May 28, 1999.*

Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999 and incorporated herein by reference.

10.10	Manatron, Inc. Executive Incentive Plan for 2001.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2001.

10.11	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.12

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.13

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.14	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.15

Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.16

Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.17

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

10.19

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000 and here incorporated by reference.

10.20	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 2000 and here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Independent Public Accountants.

24	Powers of Attorney.
____________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 510 East Milham Road, Portage, Michigan 49008.

Item 14(b)          Reports on Form 8-K.

          The Company filed a Form 8-K on March 15, 2001, to report under Item 9 the Company's issuance of a press release concerning its fiscal 2001 third-quarter results.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 7/26/01	MANATRON, INC. By /s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer, and Director

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul R. Sylvester	Date: 7/26/01
Paul R. Sylvester President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Krista L. Inosencio	Date: 7/26/01
Krista L. Inosencio Director of Accounting and Finance (Principal Financial and Accounting Officer)

*/s/ Randall L. Peat	Date: 7/26/01
Randall L. Peat, Chairman of the Board

*/s/ Richard J. Holloman	Date: 7/26/01
Richard J. Holloman, Director

	*/s/ Douglas A. Peat	Date: 7/26/01
Douglas A. Peat Regional Vice President and Director

	*/s/ Jane M. Rix	Date: 7/26/01
Jane M. Rix Secretary and Director

	*/s/ Stephen C. Waterbury	Date: 7/26/01
Stephen C. Waterbury Director

	*/s/ Harry C. Vorys	Date: 7/26/01
Harry C. Vorys Director

	*/s/ Gene Bledsoe	Date: 7/26/01
Gene Bledsoe Director

	*/s/ Allen F. Peat	Date: 7/26/01
Allen F. Peat Director

	*/s/ W. Scott Baker	Date: 7/26/01
W. Scott Baker Director

*By	/s/ Paul R. Sylvester	Date: 7/26/01
Paul R. Sylvester Attorney-in-Fact

APPENDIX A

MANATRON, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of MANATRON, INC. and Subsidiary (a Michigan corporation) as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manatron, Inc. and Subsidiary as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

Grand Rapids, Michigan
July 9, 2001

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

ASSETS	2001	2000

CURRENT ASSETS:
Cash and equivalents	$700,840	$608,062
Accounts receivable less allowances of
$1,286,000 in 2001 and $1,190,000 in 2000	8,740,648	7,818,663
Federal income tax receivable	935,000	--
Revenues earned in excess of billings and
retainages on long-term contracts	3,970,877	3,824,887
Notes receivable	1,066,064	1,179,119
Inventories	245,995	363,588
Deferred tax assets	1,453,000	2,195,664
Other current assets	216,456	170,960

Total current assets	17,328,880	16,160,943

NET PROPERTY AND EQUIPMENT	2,702,799	3,047,946

OTHER ASSETS:
Notes receivable, less current portions	680,022	1,254,477
Computer software development costs,
net of accumulated amortization	950,283	1,445,600
Goodwill, net of accumulated amortization	4,138,561	4,777,115
Other, net	50,598	38,644

Total other assets	5,819,464	7,515,836

	$25,851,143	$26,724,725

LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES:
Current portion of long-term debt	$--	$50,000
Installment note payable	1,000,000	--
Line of credit borrowings	2,564,286	474,336
Accounts payable	1,152,605	1,337,099
Billings in excess of revenues earned
on long-term contracts	1,319,406	3,057,534
Billings for future services	5,748,132	5,659,960
Restructuring reserve	21,885	24,953
Accrued liabilities:
Payroll and employee benefits	2,160,153	3,331,375
Income taxes	275,949	570,355
Accrued commissions	212,277	367,808
Other	225,928	128,927

Total current liabilities	14,680,621	15,002,347

DEFERRED INCOME TAXES	30,000	242,878

OTHER LONG-TERM LIABILITIES	--	23,733

SHAREHOLDERS' EQUITY
Preferred stock, no par value,
2,000,000 shares authorized, none issued	--	--
Common stock, no par value, 7,500,000
shares authorized, 3,779,809 and
3,518,245 shares issued and outstanding
at April 30, 2001 and 2000, respectively	10,495,883	8,707,431
Retained earnings	2,131,582	3,072,212
Deferred compensation	(1,486,943)	(298,876)
Unearned ESOP shares	--	(25,000)

Total shareholders' equity	11,140,522	11,455,767

	$25,851,143	$26,724,725

The accompanying notes are an integral part of these consolidated balance sheets.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,

	2001	2000	1999
NET REVENUES:

Hardware, software and supply sales	$7,481,759	$9,913,119	$9,026,170
Service fees (including mass appraisal)	33,644,827	33,732,258	28,523,094

Total net revenues	41,126,586	43,645,377	37,549,264

COST OF REVENUES:

Hardware, software and supplies	3,713,295	5,980,875	5,432,965
Services	23,935,989	23,078,047	19,111,157

Total cost of revenues	27,649,284	29,058,922	24,544,122

Gross profit	13,477,302	14,586,455	13,005,142

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,338,249	12,506,825	11,753,302

Income (loss) from operations	(860,947)	2,079,630	1,251,840

OTHER INCOME (EXPENSE):
Interest expense	(331,844)	(41,712)	(50,199)
Other	78,161	305,927	102,929
	(253,683)	264,215	52,730
Income (loss) before provision (credit) for federal income taxes	(1,114,630)	2,343,845	1,304,570

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES	(174,000)	740,000	--

NET INCOME (LOSS)	$(940,630)	$1,603,845	$1,304,570

BASIC EARNINGS (LOSS) PER SHARE	$(.27)	$.49	$.45

DILUTED EARNINGS (LOSS) PER SHARE	$(.27)	$.45	$.41

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999

	Common Stock	Retained Earnings	Deferred Compensation	Unearned ESOP Shares	Total Shareholders' Equity

BALANCE AT APRIL 30, 1998	$5,275,130	$163,797	$(103,312)	$(225,000)	$5,110,615

Net income	--	1,304,570	--	--	1,304,570
Repurchase of 18,500 shares by the Company	(75,480)	--	--	--	(75,480)
Issuance of 160,529 shares under employee stock plans	431,823	--	(194,250)	--	237,573
Deferred compensation expense	41,057	--	65,510	100,000	206,567

BALANCE AT APRIL 30, 1999	5,672,530	1,468,367	(232,052)	(125,000)	6,783,845

Net income	--	1,603,845	--	--	1,603,845
Repurchase of 7,315 shares by the Company	(49,819)	--	--	--	(49,819)
Issuance of 251,590 shares under employee stock plans and tax benefit from stock option exercises	1,042,976	--	(192,758)	--	850,218
Deferred compensation expense	97,744	--	125,934	100,000	323,678
Issuance of 300,000 shares
related to ProVal acquisition	1,944,000	--	--	--	1,944,000

BALANCE AT APRIL 30, 2000	8,707,431	3,072,212	(298,876)	(25,000)	11,455,767
Net loss	--	(940,630)	--	--	(940,630)
Issuance of 69,864 shares under employee stock plans and tax benefit from stock option exercises	1,754,531	--	(1,522,911)	--	231,620
Deferred compensation expense	33,921	--	334,844	25,000	393,765

BALANCE AT APRIL 30, 2001	$10,495,883	$2,131,582	$(1,486,943)	$--	$11,140,522

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(940,630)	$1,603,845	$1,304,570
Adjustments to reconcile net income (loss) to net cash and equivalents provided by (used for) operating activities:
Loss (gain) on sale of assets	7,435	(139,632)	--
Depreciation and amortization	2,345,587	2,037,233	2,095,741
Deferred income taxes	529,786	(94,799)	(1,542,000)
Deferred compensation expense	393,765	323,678	206,567
Tax benefit from stock option exercises	27,000	298,000	--
Decrease (increase) in current assets:
Accounts and notes receivable	(808,930)	(3,077,021)	482,292
Federal income tax receivable	(935,000)	--	--
Revenues earned in excess of billings and retainages	(145,990)	96,041	(1,197,357)
Inventories	117,593	51,753	(118,921)
Other current assets	(45,496)	212,757	(84,869)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,732,385)	(1,214,267)	2,926,339
Billings in excess of revenues earned	(1,738,128)	(250,606)	1,964,650
Billings for future services	88,172	(544,864)	1,166,840
Restructuring reserve	(3,068)	(164,989)	(60,892)

Net cash and equivalents provided by (used for) operating activities	(2,840,289)	(862,871)	7,142,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	$--	$343,261	$--
Decrease (increase) in long-term notes receivables	574,455	61,672	(402,060)
Net additions to property and equipment	(476,641)	(2,303,723)	(621,731)
Investments in computer software development	(397,363)	(728,359)	(1,103,956)
Increase in other, net assets	(11,954)	(223,045)	(98,895)
Acquisition of ProVal, net of cash received	--	(1,235,607)	--
Acquisition of CPS	--	(1,800,000)	--

Net cash and equivalents used for investing activities	(311,503)	(5,885,801)	(2,226,642)

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,
(Continued)

	2001	2000	1999

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	$(50,000)	$(155,000)	$(20,000)
Repurchase of common stock	--	(49,819)	(75,480)
Issuance of common stock by stock plans	204,620	552,218	237,573
Increase in line of credit borrowings, net	2,089,950	474,336	--
Proceeds from note payable	1,400,000	--	--
Repayments on note payable	(400,000)	--	--
(Decrease) increase in other long-term liabilities	--	23,733	(160,814)

Net cash and equivalents provided by (used for) financing activities	3,244,570	845,468	(18,721)

CASH AND EQUIVALENTS:
Increase (decrease)	92,778	(5,903,204)	4,897,597
Balance at beginning of year	608,062	6,511,266	1,613,669

Balance at end of year	$700,840	$608,062	$6,511,266

Supplemental disclosures of cash flow information:

Interest paid on debt	$318,000	$34,000	$51,000
Income taxes paid	$792,000	$2,127,000	$254,000

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company

          Manatron, Inc. and its subsidiary (the "Company" or "Manatron") design, develop, market, install, and support a family of web-based and client/server application software products for county, city, and municipal governments. These products support both back-office processes for government agencies as well as "virtual courthouse" needs providing Internet access to information for industry professionals and the public. The Company also provides mass appraisal services, assessing residential, commercial, and other types of properties to ensure updated and equitable property valuations. The Company's business primarily is concentrated in the Midwest and Southeast regions of the United States.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Manatron and its wholly-owned subsidiary, Manatron ProVal Corporation. All significant inter-company accounts and transactions have been eliminated.

          Revenue Recognition

          Revenue and costs related to sales of computer hardware and supplies are recognized when title passes, which is normally the shipping or installation date. Revenue from software license agreements is recognized upon delivery of the software if persuasive evidence of an arrangement exists, sufficient vendor specific objective evidence exists to support allocating the total fee to all elements of the arrangement, the fee is fixed or determinable, and collection is probable. In addition, revenue is recognized only when the software is considered functional to the user. Typically, the Company's contracts do not contain a right of return. As of April 30, 2001 and 2000, the reserve for returns was not significant. Receivables for software license agreements are included in trade and notes receivable in the accompanying balance sheets.

          Revenue and costs related to leases of computer hardware are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and the related receivables for sales-type leases are included in notes receivable in the accompanying balance sheets.

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

          Revenue and costs under long-term mass real estate appraisal, mapping, and software development contracts, which typically range from one to three years, are recognized on a percentage of completion basis. Losses on these contracts, if any, are recognized when they become known. As of April 30, 2001 and 2000, the reserve for contract losses was not significant.

MANATRON, INC. AND SUBSIDIARY
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

          Inventories

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	2001	2000

Computer hardware and repair parts	$ 120,807	$ 222,040
Data processing supplies and purchased software products	125,188	141,548
	$ 245,995	$ 363,588

          Property and Equipment

          Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	2001	2000

Building and improvements	$1,373,483	$1,366,610
Furniture and fixtures	589,278	570,248
Equipment and software	5,612,694	5,645,885
Vehicles	330,552	412,675
	7,906,007	7,995,418
Less-Accumulated depreciation	(5,203,208)	(4,947,472)
	$2,702,799	$3,047,946

          Depreciation of property and equipment is computed over the estimated useful lives of the related assets using primarily the straight-line method for financial reporting and accelerated methods for tax purposes. Maintenance and repair costs that do not add to the economic useful lives of the related assets are expensed as incurred.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

Asset Description	Years

Building and improvements	5-20
Furniture and fixtures	4-7
Equipment and software	3-7
Vehicles	5

          Software Development Costs

          The Company capitalized approximately $397,000, $870,000, and $1,104,000 of computer software development costs during fiscal 2001, 2000, and 1999 respectively.

          Amortization of software development costs is computed using the greater of straight-line or unit cost method over the estimated economic lives of the products which approximates three years. Accumulated amortization was approximately $6,379,000 and $5,487,000 as of April 30, 2001 and 2000, respectively. Amortization expense was approximately $892,000, $932,000, and $1,058,000, in fiscal 2001, 2000, and 1999, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

          The Company's research and development expenditures relate primarily to computer software development costs. Systems programming and support expenses were approximately $4.9 million, $4.1 million, and $3.7 million for the fiscal years ended April 30, 2001, 2000 and 1999, respectively. The non-capitalized portion of these costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

          Goodwill

          In connection with certain acquisitions, the Company has recorded total goodwill of approximately $6,385,000. Goodwill is being amortized over 10-year periods starting with the acquisition dates, using the straight line method. Accumulated amortization was approximately $2,247,000 and $1,608,000 as of April 30, 2001 and 2000, respectively. Amortization expense was approximately $639,000, $475,000, and $185,000 in fiscal 2001, 2000, and 1999, respectively.

          The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimate useful lives of goodwill and other long-lived assets may warrant revision

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

or that the remaining balances may not be recoverable. If factors indicate that such costs should be evaluated for possible impairment, the Company will estimate the undiscounted cash flows over the remaining lives of the goodwill and other long-lived assets to evaluate whether the costs are recoverable.

          Stock-Based Compensation

          The Company accounts for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. The Company has provided pro forma disclosure of option activity during fiscal 2001, 2000 and 1999 in Note 5 in accordance with the requirements of Statement of Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

          The Company accounts for stock-based compensation to non-employees under SFAS 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). Stock-based compensation related to options issued to non-employees is not material for any period presented.

          Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all potentially dilutive common shares. Potentially dilutive common shares include all shares that may become contractually issuable. For the Company, dilutive potential common shares primarily are comprised of shares issuable under employee stock plans.

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

	2001	2000		1999
Numerators:
Net income (loss)	$(940,630)	$1,603,845		$1,304,570
Denominators:
Denominator for basic earnings per share, weighted average outstanding common shares	3,490,800	3,279,273		2,922,240
Potentially dilutive common shares	-- (1)	260,344	(2)	257,922	(3)
Denominator for diluted earnings per share	3,490,800	3,539,617		3,180,162
Earnings (loss) per share
Basic	$(.27)	$.49		$.45
Diluted	$(.27)	$.45		$.41

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(1) All of the options to purchase shares have been excluded due to the loss for this year.

(2) All stock options were included in the computation of earnings per share as the option prices were not less than the average market prices.

(3) Options to purchase 70,454 shares of common stock at prices ranging from $4.625 to $5.25 per share were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

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

          Reclassifications

          Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

          New Accounting Pronouncements

          The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, 137, and 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133, 137, and 138"). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The statements require that an entity record all derivatives and either assets or liabilities at fair value. These statements were adopted for fiscal years beginning after June 15, 2000. The adoption had little, if any, impact on the Company's consolidated financial statements or results of operations.

          The Financial Accounting Standards Board announced it will issue Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement will change the accounting and reporting for goodwill and other intangible assets. Upon implementation of SFAS 142, Goodwill will no longer be amortized, however tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of FAS 142, in fiscal 2002. Upon issuance of SFAS 142, the Company will evaluate the effect on the financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)          LINE OF CREDIT BORROWINGS

          On April 20, 2000 the Company entered into a new loan agreement with Comerica Bank. This new agreement provides a secured $4.5 million line of credit to the Company at the prime rate of interest through November 1, 2002, and a $1.4 million installment note with required monthly payments of $100,000, commencing January 1, 2001, at the prime rate of interest less .25%. As of April 30, 2001, $2,564,286 of borrowings were outstanding under this line of credit and $1,000,000 remained outstanding under the installment note payable, and the prime rate of interest was 7.5%.

          Under these agreements, the Company is required to, among other things, maintain a certain level of tangible net worth and debt to equity. The Company was in compliance with these provisions of the debt agreement as of April 30, 2001.

(3)          RENTAL COMMITMENTS

          The Company leases the majority of its office and warehouse space under operating lease agreements with various terms through fiscal 2007. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $972,000, $849,000, and $867,000 for fiscal 2001, 2000, and 1999, respectively.

          Future minimum rental payments under noncancelable operating leases at April 30, 2001 for the next five fiscal years, are approximately as follows:

Fiscal Year	Amount

2002	$679,000
2003	615,000
2004	505,000
2005	469,000
2006	429,000

(4)          FEDERAL INCOME TAXES

          The provision (credit) for federal income taxes consists of the following:

	2001	2000	1999

Currently (refundable) payable	$(703,786)	$834,799	$1,542,000
Deferred credit (provision)	529,786	(94,799)	(1,542,000)
	$(174,000)	$740,000	$--

          The currently (refundable) payable amount is further impacted by the tax benefits associated with the disposition of stock under the stock plans described in Note 5. These amounts totaled approximately $27,000 and $298,000 in fiscal 2001 and 2000, respectively.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4)          FEDERAL INCOME TAXES (Continued)

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision (credit) for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

	2001	2000	1999
Computed tax expense using the 34% statutory rate	$(379,000)	$797,000	$444,000
Change in valuation allowance	--	(219,000)	(527,000)
Tax-exempt interest income	(21,000)	(24,000)	(7,000)
Non-deductible goodwill amortization	166,000	162,000	63,000
Non-deductible meals and entertainment	49,000	51,000	38,000
Other	11,000	(27,000)	(11,000)
	$(174,000)	$740,000	$--

          The tax effect and type of significant temporary differences that gave rise to the deferred tax assets (liabilities) as of April 30, are approximately as follows:

	2001	2000
Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$776,000	$1,208,000
Accrued liabilities not currently deductible	560,000	851,000
Lease accounting method differences	(4,000)	8,000
Restructuring reserves not currently deductible	7,000	8,000
Property and equipment depreciation and basis differences	6,000	(23,000)
Software development costs expensed for tax purposes	(211,000)	(307,000)
Other	289,000	208,000

Net deferred tax asset	$1,423,000	$1,953,000

          As of April 30, 1997, the Company recorded a valuation allowance totaling $912,000 against certain of its future tax benefits, including its tax loss carry forward, due to the uncertainty of their ultimate realization. Approximately $219,000 and $527,000 of this valuation allowance was utilized in fiscal 2000 and 1999 respectively, to offset the provision for federal income taxes related to the pre-tax income for each year.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS

          The Manatron, Inc. Employee Stock Purchase Plan of 1998 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 56 or 11% of the Company's employees participate in the Purchase Plan. The purchase price for each share is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. A total of 100,000 shares were reserved for issuance under the Purchase Plan. No more than 5,000 shares may be purchased in any one quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. As of April 30, 2001, 69,486 shares of Company common stock are available for purchase under the Purchase Plan. No amounts are charged to operations related to the Purchase Plan. Since the inception of the Company's first stock purchase plan in 1987, and through April 30, 2001, a total of 126,123 shares have been purchased under current and prior purchase plans by participants at prices ranging from $1.27 to $8.23 per share.

          The Manatron, Inc. Restricted Stock Plan of 1987 (the "1987 Restricted Plan") is intended to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees by offering them additional incentives to contribute to the long-term interests of the Company. The 1987 Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. During fiscal 2001, 5,000 shares were granted under the 1987 Restricted Plan. No restricted shares were granted in fiscal 2000 or 1999 under this plan. Shares granted to employees under the 1997 Restricted Plan typically vest at the rate of 20% after one year, 50% after two years, and 100% after three years. As of April 30, 2001, 36,300 shares remain available for issuance under the 1987 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 1998 (the "1998 Restricted Plan") is intended to assist the Company in attracting, rewarding, and retaining well-qualified key software developers and technical employees by offering them additional incentives to contribute to the long-term interests of the Company. The 1998 Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. A total of 30,800, 32,000, and 42,000 shares were granted under the 1998 Restricted Plan during fiscal 2001, 2000, and 1999, respectively. Shares granted to employees under the 1998 Restricted Plan vest at the rate of 20% after one year, 50% after two years, and 100% after three years. Forfeited shares resulting from terminated participants with unvested shares are available for reissuance. During fiscal 2001, 9,800 shares were forfeited under the 1998 Restricted Plan. No restricted shares were forfeited in fiscal 2000 or 1999 under this Plan. As of April 30, 2001, 5,000 shares of restricted common stock are available for issuance under the 1998 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 2000 (the "2000 Restricted Plan") is intended to provide employees of the Company with an increased incentive to make significant contributions to the long-term performance and growth of the Company, to join the interests of employees with the interests of the Company's shareholders through the opportunity for increased stock ownership, and to attract, reward and retain employees. The 2000 Restricted Plan provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. In fiscal 2001 no shares were granted under the 2000 Restricted Plan. As of April 30, 2001, 100,000 shares of restricted common stock are available for issuance under the 2000 Restricted Plan.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          The Executive Stock Plan of 2000 (the "2000 Stock Plan") was approved by the shareholders at the 2000 annual shareholders meeting. Under the 2000 Stock Plan, 150,000 stock options and 150,000 shares of restricted stock were authorized to be granted, both of which vest at a rate of ten percent on each of the first through tenth anniversaries of the grant date. A total of 150,000 shares of restricted stock were granted during fiscal 2001. As of April 30, 2001, 150,000 stock options remain available for issuance under the 2000 Stock Plan.

          The Company has five stock option plans. Four of these plans have similar provisions: the Manatron, Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan, the Manatron, Inc. 1995 Long-Term Incentive Plan, and the Manatron, Inc. Stock Incentive Plan of 1999 (the "Option Plans"). Under the Option Plans, 1,100,000 shares of common stock were reserved for issuance. The Option Plans provide for a committee appointed by the Board to grant to directors, officers, and other key employees up to 100,000 shares of common stock subject to certain restrictions and up to 1,000,000 options to purchase shares of the Company's common stock at a price which is at least equal to the fair market value of such shares on the date of grant. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of incentive stock options must be at least 110% of the fair market value of the shares on the date of grant. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. Options granted under the Option Plans generally are exercisable within limits specified at the time of grant and expire 5 to 10 years from the date of grant. The fifth stock option plan is incorporated above within the Executive Stock Plan of 2000.

          The Company accounts for stock options granted to employees under these stock option plans under APB Opinion No. 25. As a result, no compensation cost has been recognized with respect to options granted to employees at fair value. Had compensation costs for these plans been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2001	2000	1999

Net Income (Loss)
As Reported	$(940,630)	$1,603,845	$1,304,570
Pro Forma	(1,152,013)	1,386,572	1,235,857

Basic EPS
As Reported	$(.27)	$.49	$.45
Pro Forma	(.33)	.42	.42

Diluted EPS
As Reported	$(.27)	$.45	$.41
Pro Forma	(.33)	.39	.39

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the status of the Company's Option Plans at April 30, 2001, 2000, and 1999 and changes during the years then ended is presented in the table below.

	2001			2000
	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	451,941	$3.58	$1.5625-$7.00	545,095	$2.43	$1.5625-$5.25

Granted	118,000	$6.01	$3.03 - $6.75	121,500	$6.28	$5.375 - $7.00

Exercised	(35,900)	$2.52	$1.625 - $4.625	(208,154)	$2.20	$1.625 - $5.25

Forfeited	(20,000)	$5.13	$3.875 - $7.00	(6,500)	$2.00	$2.00

Expired	--	--	--	--	--	--

Outstanding at end of year	514,041	$4.15	$1.5625 - $7.00	451,941	$3.58	$1.5625-$7.00

Exercisable at end of year	407,941	$3.60		347,491	$2.94

Weighted average of fair value of options granted during the year		$4.21			$3.31

	1999
	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	543,595	$1.95	$1.5625-$5.25

Granted	104,500	$4.25	$3.625-$4.625

Exercised	(101,000)	$1.652	$1.625-$2.125

Forfeited	(2,000)	$4.625	$4.625

Expired	--	--	--

Outstanding at end of year	545,095	$2.43	$1.5625-$5.25

Exercisable at end of year	467,895	$2.18

Weighted average of fair value of options granted during the year		$2.58

          The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: risk-free interest rates ranging from 4.49% to 6.44%, 5.16% to 5.91%, and 4.06% to 5.46%; expected dividend yields of 0%, 0% and 0%; expected lives ranging from three to ten years; expected volatility ranging from 89.82% to 92.66%, 90.49% to 92.31%, and 66.92% to 67.09%.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          For various price ranges, information for options outstanding and exercisable for the Option Plans at April 30, 2001 was as follows:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.5625-$2.50	191,100	5.09	$1.70	191,100	$1.70

2.51-4.00	45,489	5.13	3.40	38,489	2.97

4.01-5.25	80,952	6.87	4.77	67,752	4.79

5.26-7.00	196,500	8.31	6.46	110,600	6.38

(6)          EMPLOYEE BENEFIT PLANS

          The Company has an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. The Company's contribution to the profit sharing plan is subject to the discretion of the Board of Directors. No profit sharing contributions were approved for the years ended April 30, 2001, 2000, and 1999.

          The 401(k) plan allows eligible employees to withhold up to 20% of their pay on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay. Company matching contributions charged to expense for the years ended April 30, 2001, 2000, and 1999, were approximately $156,000, $119,000, and $97,000, respectively.

          On June 29, 1995, the ESOP purchased 142,858 common shares from Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, for $3.50 per share. The ESOP borrowed $500,000 from a bank to finance the stock purchase. The Company guaranteed the ESOP loan and was obligated to make contributions sufficient to enable the ESOP to repay the loan, including interest. The loan was repayable in quarterly installments of $25,000 plus interest at the bank's prime rate.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE BENEFIT PLANS (Continued)

          As of April 30, 2001, all of these shares have been committed to be released for allocation to ESOP participants. Allocations occur on December 31 of each year. The fair market value of these shares at the time they were committed for release, which aggregated approximately $59,000, $198,000, and $141,000 in 2001, 2000, and 1999, respectively, has been recorded as compensation expense in the accompanying consolidated statements of operations. The difference between these amounts and the original cost of the shares, which was approximately $34,000, $98,000, and $41,000 for 2001, 2000, and 1999, respectively, has been credited to common stock. There were no unearned ESOP shares remaining as of April 30, 2001, and all of the related debt has been paid.

          The Board of Directors approved additional discretionary contributions of $50,000 to the ESOP for the years ended April 30, 2000, and 1999. The fiscal 1999 contribution was used to purchase 7,315 shares of Manatron common stock that were allocated to ESOP participants at December 31, 1999. The fiscal 2000 contribution was used to purchase 16,600 shares of Manatron common stock that were allocated to ESOP participants at December 31, 2000.

          The Company is self-insured for all employees' medical expenses incurred to a level of $60,000 per individual or family per year. Employees' medical expenses incurred beyond the $60,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

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

MANATRON, INC. AND SUBSIDIARY
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

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement")) were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an Acquiring Person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 2001, no rights have become exercisable.

(9)          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 2001 and 2000, the fair value of the notes receivable approximated the carrying value. The Company's debt reprices frequently at the then-prevailing market interest rates. As of April 30, 2001 and 2000, the carrying value approximated the fair value of the Company's debt.

(10)          BUSINESS SEGMENTS

          Effective in fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). Under the provision of SFAS 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services.

MANATRON, INC. AND SUBSIDIARY
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

          The following table summarizes information about the Company's reportable operating segments' profit and loss and the segments' assets as of April 30, 2001, 2000, and 1999 (in thousands):

	For the Fiscal Year Ended April 30, 2001
	Information Software, Systems And Services (1)	Property Mass Appraisal Services	Total Combined Company (2)

Revenues	$ 25,906	$ 15,221	$ 41,127

Amortization and depreciation expense	2,135	211	2,346

EBITDA	729	756	1,485

Capital expenditures	366	111	477

Segment assets	17,497	8,354	25,851

_____________________

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          BUSINESS SEGMENTS (Continued)

	For the Fiscal Year Ended April 30, 2000
	Information Software, Systems And Services (1)	Property Mass Appraisal Services	Total Combined Company (2)

Revenues	$ 25,672	$ 17,973	$ 43,645

Amortization and depreciation expense	(1,832)	(205)	(2,037)

EBITDA	1,433	2,825	4,258

Capital expenditures	2,088	216	2,304

Segment assets	19,509	7,216	26,725

_____________________

	For the Fiscal Year Ended April 30, 1999
	Information Software, Systems And Services (1)	Property Mass Appraisal Services	Total Combined Company (2)

Revenues	$ 21,417	$ 16,132	$ 37,549

Amortization and depreciation expense	(1,783)	(313)	(2,096)

EBITDA	529	2,819	3,348

Capital expenditures	526	96	622

Segment assets	17,612	5,616	23,228

_____________________

(1)	Information Software Systems and Services includes items that were previously classified as unallocated overhead in prior periods.

(2)	One customer accounted for approximately 11%, 19% and 26% of total revenue in 2001, 2000 and 1999, respectively.

MANATRON, INC. AND SUBSIDIARY
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

(12)          CONTINGENT LIABILITIES

          At April 30, 2001, the Company and its subsidiary were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.

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

10.1	Manatron, Inc. 1989 Stock Option Plan.*

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.*

10.3	Executive Employment Agreement with Randall L. Peat.*

10.4	Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.*

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.*

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

10.10	Manatron, Inc. Executive Incentive Plan for 2001.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2001.

10.11	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.12

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.13

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.14	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.15

Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.16

Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.17

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

10.19

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000 and here incorporated by reference.

10.20	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 2000 and here incorporated by reference.

21	Subsidiaries of Registrant.

23	Consent of Independent Public Accountants.

24	Powers of Attorney.

*Management contract or compensatory plan or arrangement.

                    The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 510 East Milham Road, Portage, Michigan 49002 .