Form 10-Q
period 2001-07-31
MANATRON INC
filed 2001-09-14
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2001

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

On September 14, 2001 there were 3,813,592 shares of the registrant's common stock, no par value, outstanding.

PART I -- FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
	July 31, 2001	April 30, 2001
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$810,401	$700,840
Accounts receivable, net	6,984,010	8,740,648
Federal income tax receivable	735,000	935,000
Revenues earned in excess of billings and retainages
on long-term contracts	3,972,032	3,970,877
Notes receivable	1,214,147	1,066,064
Inventories	391,312	245,995
Deferred tax assets	1,453,000	1,453,000
Other current assets	359,825	216,456
Total current assets	15,919,727	17,328,880

NET PROPERTY AND EQUIPMENT	2,609,288	2,702,799

OTHER ASSETS:
Long-term receivables, less current portion	550,703	680,022
Computer software development costs, net of accumulated amortization	1,013,107	950,283
Goodwill, net of accumulated amortization	3,978,923	4,138,561
Other, net	--	50,598
Total other assets	5,542,733	5,819,464
Total assets	$24,071,748	$25,851,143

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Installment note payable	$700,000	$1,000,000
Line of credit borrowings	450,095	2,564,286
Accounts payable	740,978	1,152,605
Billings in excess of revenues earned on long-term contracts	2,047,113	1,319,406
Billings for future services	6,240,047	5,748,132
Accrued liabilities	2,589,599	2,896,192
Total current liabilities	12,767,832	14,680,621

LONG-TERM DEFERRED INCOME TAXES	30,000	30,000

SHAREHOLDERS' EQUITY:
Common stock	10,535,460	10,495,883
Retained earnings	2,159,322	2,131,582
Deferred compensation	(1,420,866)	(1,486,943)
Total shareholders' equity	11,273,916	11,140,522
Total liabilities and shareholders' equity	$24,071,748	$25,851,143

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2001	2000
NET REVENUES	$9,379,530	$10,065,506

COST OF REVENUES	5,967,573	7,091,885

Gross profit	3,411,957	2,973,621

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,366,150	3,469,560

Income (loss) from operations	45,807	(495,939)

OTHER EXPENSE, NET	(3,067)	(22,168)

Income (loss) before provision (credit) for federal income taxes	42,740	(518,107)

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES	15,000	(176,000)

NET INCOME (LOSS)	$27,740	$(342,107)

BASIC EARNINGS (LOSS) PER SHARE	$.01	$(.10)

DILUTED EARNINGS (LOSS) PER SHARE	$.01	$(.10)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,553,427	3,346,416

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,694,360	3,436,416

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,740	$(342,107)
Adjustments to reconcile net income (loss) to net cash
and equivalents provided by (used for) operating activities:
Depreciation and amortization expense	543,403	596,564
Deferred compensation expense	89,702	135,051
Decrease (increase) in current assets:
Accounts and notes receivable, net	1,608,555	(804,259)
Federal income tax receivable	200,000	--
Revenues earned in excess of billings and
retainages on long-term contracts	(1,155)	42,012
Inventories	(145,317)	(58,477)
Other current assets	(143,369)	25,669
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(718,220)	(1,514,731)
Billings in excess of revenues earned on
long-term contracts	727,707	(726,192)
Billings for future services	491,915	(837,886)
Net cash and equivalents provided by (used for)
operating activities	2,680,961	(3,484,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(109,485)	(100,269)
Decrease in long-term receivables	129,319	167,817
Investments in computer software	(243,293)	(91,979)
Other, net	50,598	(23,600)
Net cash and equivalents used for investing
activities	(172,861)	(48,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	15,652	88,344
Repayments of long term debt	--	(25,000)
Repayments on note payable	(300,000)	--
(Repayments) borrowings under line of credit, net	(2,114,191)	3,121,663
Net cash and equivalents (used for) provided by
financing activities	(2,398,539)	3,185,007

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	109,561	(347,380)
Balance at beginning of period	700,840	608,062
Balance at end of period	$810,401	$260,682
Cash paid for interest on debt	$45,275	$27,572
Cash paid for income taxes	$--	$293,525

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)          GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001 as filed with the Securities and Exchange Commission on July 27, 2001.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Registrant as of July 31, 2001 and April 30, 2001, (b) the results of its operations for the three-months ended July 31, 2001 and 2000, and (c) cash flows for the three-months ended July 31, 2001 and 2000.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Information Software, Systems and Services and Property Mass Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding the reportable segments' profit for the three months ended and the reportable segments' assets as of July 31, 2001 and 2000:

	Information Software, Systems and Services (1)	Property Mass Appraisal Services	Total Combined Company
For the Three Months Ended July 31, 2001

Net revenues	$6,334,283	$3,045,247	$9,379,530
Depreciation and amortization expense	510,405	32,998	543,403
EBITDA	495,992	93,218	589,210
Capital expenditures	84,391	25,094	109,485
Segment assets	16,514,042	7,557,706	24,071,748

For the Three Months Ended July 31, 2000

Net revenues	$5,951,629	$4,113,877	$10,065,506
Depreciation and amortization expense	543,138	53,426	596,564
EBITDA	(290,313)	390,938	100,625
Capital expenditures	62,854	37,415	100,269
Segment assets	19,156,055	7,467,812	26,623,867
_________________

(1)	Information Software Systems and Services includes items that were previously classified as unallocated overhead in prior periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

(3)          NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized; however, tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2003. The Company is evaluating the effect of SFAS 142 on the consolidated financial statements related to the impairment testing of goodwill. Pretax amortization of goodwill for the three months ended July 30, 2001, and 2000 was approximately $160,000.

(4)          EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for the each of the periods presented:

	Three Months Ended July 31,
	2001		2000

Numerators:
Net income (loss)	$27,740		$(342,107)

Denominators:
Denominator for basic earnings (loss) per share, weighted average outstanding common shares	3,553,427		3,436,416
Potential dilutive shares	140,933	(1)	0 (2)
Denominator for diluted earnings (loss) per share	3,694,360		3,436,416

Earnings (loss) Per Share:
Basic	$.01		$(.10)
Diluted	$.01		$(.10)

(1)

Options to purchase 424,452 shares of common stock at prices ranging from $4.63 to $7.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

(2)	All of the options to purchase shares have been excluded due to the loss for this period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues of $9,379,530 for the three months ended July 31, 2001 have decreased by 6.8% in comparison to the $10,065,506 of net revenues that were reported for the comparable period in the prior fiscal year. These amounts include revenues from computer hardware and software installations, sales of computer forms and supplies and various related services such as mass real estate appraisals (revaluations), software support, training, hardware maintenance and forms processing and printing.

As anticipated, appraisal service revenues for the three months ended July 31, 2001 have decreased by approximately $1,068,000 versus the comparable period in 2000. In addition, the Company's backlog for appraisal services at July 31, 2001 decreased by approximately $2.3 million to $9.4 million compared to approximately $11.7 million at July 31, 2000 and $11.4 million at April 30, 2001. These decreases are due primarily to the wind down of the $24 million Allegheny County (Pittsburgh) Pennsylvania contract as well as the cyclical nature of our Ohio appraisal business. The Company has been actively pursuing new business to replenish the backlog.

As noted in prior years, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate collection. As of July 31, 2001 and 2000, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was approximately $825,000 and $2,163,000, respectively. As of July 31, 2001 and 2000, the total reserve against retainage revenue remaining under the Allegheny County project was approximately $303,000 and $1,968,000, respectively. These decreases are primarily due to the collection and recognition of $1,850,000 of retention revenue in fiscal 2001.

Software Division revenues have increased by approximately 6.4% for the three months ended July 31, 2001 versus the comparable prior year period. This increase is primarily due to the execution of some significant software contracts primarily related to our MVP Tax and MVP Tax Manager products in the Indiana and Florida regions.

As a result of the decrease in overall net revenues, cost of revenues for the three months ended July 31, 2001 also decreased 15.9% to $5,967,573 versus the comparable prior year amount of $7,091,885. Gross margin has increased by approximately 7% to 36.4% versus 29.5% for the three months ended July 31, 2001 and 2000, respectively. This increase in margin is primarily due to a shift in the mix of revenues generated by our two reportable segments. The information software, systems and services segment of the business yields a higher gross margin than the appraisal segment.

Selling, general and administrative expenses have decreased by 3% to $3,366,150 for the three months ended July 31, 2001, compared to $3,469,560 for the same period in the prior fiscal year related to the change in revenues. Overall selling, general and administrative expenses have remained consistent at approximately 35% of revenue for both the three months ended July 31, 2001 and 2000.

As a result of the factors noted above, the Company had a $541,746 increase in its operating income to $45,807 for the three months ended July 31, 2001, compared to an operating loss of $495,939 for the three months ended July 31, 2000. Net interest expense for the period ended July 31, 2001 was approximately $3,000 compared to net interest expense of approximately $22,000 for the period ended July 31, 2000. This decline is directly related to the tighter cash flow controls instituted by the Company resulting in a lower net borrowing position compared to the prior year.

As a result of the factors noted above, the Company reported a $369,847 increase in its bottom line to $27,740 or $0.01 per share on a diluted basis for the three months ended July 31, 2001, compared to a net loss of $342,107 or $0.10 per share on a diluted basis for the comparable period in the prior fiscal year. Diluted weighted average outstanding common shares increased by approximately 258,000 shares from the quarter ended July 31, 2000 balance of 3,436,416 shares to the July 31, 2001 balance of 3,694,360 shares. This increase was primarily due to the exclusion of potential common shares that would have an antidilutive effect on the net loss per share for the three months ended July 31, 2000.

Financial Condition and Liquidity

At July 31, 2001 the Company had working capital of $3,151,895 compared to the April 30, 2001 amount of $2,648,259. These levels reflect current ratios of 1.25 and 1.18, respectively. The increase in working capital is primarily due to increased cash flows from operations resulting in a significant reduction in line of credit borrowings.

Shareholders' equity at July 31, 2001 increased by approximately $133,000 to $11,273,916 from the balance reported at April 30, 2001, because of $15,652 of employee stock purchases, $89,702 of deferred compensation expense, and $27,740 of net income for the quarter. As a result, book value per share remained relatively consistent at $2.97 as of July 31, 2001 compared to $2.95 at April 30, 2001.

The nature of the Company's business typically is not property or equipment intensive. Net capital expenditures, were approximately $110,000 and $100,000 for the three months ended July 31, 2001 and July 31, 2000, respectively. Current year as well as prior year expenditures relate primarily to the purchase of computer hardware and software for the Company's development and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company's current loan agreement with Comerica Bank provides for a secured $4.5 million line of credit to the

Company at the prime rate of interest through November 1, 2002, and a $1.4 million installment note with required monthly payments of $100,000 commencing January 1, 2001, at the prime rate of interest less .25%. As of July 31, 2001, $450,095 of borrowings were outstanding under this line of credit and $700,000 remained outstanding under the installment note payable. The Company anticipates that the revolving line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months. The Company is, however, having discussions with its bank to explore the possibility of increasing its line of credit.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its loan agreements. As of July 31, 2001, approximately $1,150,000 of borrowings were outstanding compared to approximately $3,564,000 as of April 30, 2001. A 1% change in interest rates would not have a material adverse impact on the Company's financial position.

PART II. -- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation, dated May 28, 1999, as amended. Previously filed as an exhibit to the Company's Form 8-K filed on June 18, 1999 and here incorporated by reference.

2.2

Bills of Sale and Court Orders concerning the purchase of certain assets of CPS Systems, Inc., dated March 31, 2000 and June 13, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and here incorporated by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and here incorporated by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.3

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.4

Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.6

Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.7

Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and here incorporated by reference.

10.8

Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and here incorporated by reference.

10.9

Employment Agreement with J. Wayne Moore dated May 28, 2000.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and here incorporated by reference.

10.10	Manatron, Inc. Executive Incentive Plan for 2001.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2001, and here incorporated by reference.

10.11	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and here incorporated by reference.

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

10.14

Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999, and here incorporated by reference.

10.15

Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.16

Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.17

Guaranty between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.18

Manatron, Inc. Stock Incentive Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 2000 and here incorporated by reference.

10.19	Manatron Restricted Stock Plan of 2000* Previously filed as an exhibit to the Company 10-Q Quarterly Report for the period ended October 31, 2000, and here incorporated by reference.
_______________________

*Management contract or compensatory plan or arrangement.

(b)

Report on Form 8-K. The Company filed a Form 8-K Current Report on May 21, 2001 to report under Item 9 the Company's issuance of a press release announcing a new contract for its MVP and PropertyMax software with Ohio's Cuyahoga County.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2001	MANATRON, INC. By /s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: September 14, 2001	By /s/ Krista L. Inosencio Krista L. Inosencio Director of Accounting and Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among ProVal Corporation, Manatron, Inc., and ProVal Acquisition Corporation, dated May 28, 1999, as amended. Previously filed as an exhibit to the Company's Form 8-K filed on June 18, 1999 and here incorporated by reference.

2.2

Bills of Sale and Court Orders concerning the purchase of certain assets of CPS Systems, Inc., dated March 31, 2000 and June 13, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and here incorporated by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and here incorporated by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.3

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.4

Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.6

Employment Agreement with Douglas A. Peat dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.7

Employment Agreement with Jane M. Rix dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and here incorporated by reference.

10.8

Employment Agreement with Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1997, and here incorporated by reference.

10.9

Employment Agreement with J. Wayne Moore dated May 28, 2000.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and here incorporated by reference.

10.10	Manatron, Inc. Executive Incentive Plan for 2001.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2001, and here incorporated by reference.

10.11	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and here incorporated by reference.

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

10.14

Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999, and here incorporated by reference.

10.15

Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.16

Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.17

Guaranty between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and here incorporated by reference.

10.18

Manatron, Inc. Stock Incentive Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 2000 and here incorporated by reference.

10.19	Manatron Restricted Stock Plan of 2000* Previously filed as an exhibit to the Company 10-Q Quarterly Report for the period ended October 31, 2000, and here incorporated by reference.
_______________________

*Management contract or compensatory plan or arrangement.