Form 10-Q
period 2001-10-31
MANATRON INC
filed 2001-12-13
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001

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

As of December 10, 2001, there were 3,818,721 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I -- FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	October 31, 2001	April 30, 2001
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and equivalents	$1,240,929	$700,840
Accounts receivable, net	7,437,185	8,740,648
Federal income tax receivable	--	935,000
Revenues earned in excess of billings and retainages
on long-term contracts	3,466,749	3,970,877
Notes receivable	1,394,616	1,066,064
Inventories	243,656	245,995
Deferred tax assets	1,453,000	1,453,000
Other current assets	305,512	216,456
Total current assets	15,541,647	17,328,880

NET PROPERTY AND EQUIPMENT	2,569,150	2,702,799

OTHER ASSETS:
Long-term receivables, less current portion	478,975	680,022
Computer software development costs, net of accumulated amortization	1,089,134	950,283
Goodwill, net of accumulated amortization	3,819,284	4,138,561
Other, net	--	50,598
Total other assets	5,387,393	5,819,464
Total assets	$23,498,190	$25,851,143

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Installment note payable	$--	$1,000,000
Line of credit borrowings	--	2,564,286
Accounts payable	1,016,632	1,152,605
Billings in excess of revenues earned on long-term contracts	1,721,962	1,319,406
Billings for future services	6,485,931	5,748,132
Accrued liabilities	2,830,311	2,896,192
Total current liabilities	12,054,836	14,680,621

LONG-TERM DEFERRED INCOME TAXES	30,000	30,000

SHAREHOLDERS' EQUITY:
Common stock	10,585,118	10,495,883
Retained earnings	2,169,677	2,131,582
Deferred stock compensation	(1,341,441)	(1,486,943)
Total shareholders' equity	11,413,354	11,140,522
Total liabilities and shareholders' equity	$23,498,190	$25,851,143

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
NET REVENUES	$10,194,901	$9,363,251	$19,574,431	$19,428,757

COST OF REVENUES	6,512,912	6,587,170	12,480,485	13,679,055

Gross profit	3,681,989	2,776,081	7,093,946	5,749,702

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,599,328	3,978,715	6,965,478	7,448,275

Income (loss) from operations	82,661	(1,202,634)	128,468	(1,698,573)

OTHER INCOME (EXPENSE), net	5,694	(81,732)	2,627	(103,900)

Income (loss) before provision (credit) for federal income taxes	88,355	(1,284,366)	131,095	(1,802,473)

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES	78,000	(414,000)	93,000	(590,000)

NET INCOME (LOSS)	$10,355	$(870,366)	$38,095	$(1,212,473)

BASIC EARNINGS (LOSS) PER SHARE	$.00	$(.25)	$.01	$(.35)

DILUTED EARNINGS (LOSS) PER SHARE	$.00	$(.25)	$.01	$(.35)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,603,318	3,488,008	3,579,826	3,469,914

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,691,864	3,488,008	3,694,355	3,469,914

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,095	$(1,212,473)
Adjustments to reconcile net income (loss) to net cash
and equivalents provided by (used for) operating activities:
Depreciation and amortization expense	1,093,084	1,182,619
Deferred stock compensation expense	169,126	229,671
Decrease (increase) in current assets:
Accounts and notes receivables, net	974,911	118,905
Federal income tax receivable	935,000	(590,000)
	Revenues earned in excess of billings and
retainages on long-term contracts	504,128	194,265
Inventories	2,339	(115,154)
Other current assets	(89,056)	30,597
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(201,854)	(2,264,755)
	Billings in excess of revenues earned on
long-term contracts	402,556	(1,367,221)
Billings for future services	737,799	(1,338,327)

	Net cash and equivalents provided by (used for)
operating activities	4,566,128	(5,131,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(271,900)	(251,288)
Decrease in long-term receivables	201,047	321,583
Investments in computer software	(507,109)	(214,209)
Other, net	50,598	(33,296)

	Net cash and equivalents used for investing
activities	(527,364)	(177,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	65,611	113,839
Repayments of long term debt	--	(50,000)
Repayments on installment note payable	(1,000,000)	--
Net (repayments) borrowings under line of credit	(2,564,286)	4,775,664

	Net cash and equivalents (used for) provided by
financing activities	(3,498,675)	4,839,503

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	540,089	(469,580)
Balance at beginning of period	700,840	608,062
Balance at end of period	$1,240,929	$138,482
Cash paid for interest on debt	$66,192	$111,409
Cash paid for income taxes	$53,467	$676,549

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
__________________________

(1)          GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated, financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001 as filed with the Securities and Exchange Commission on July 27, 2001.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the registrant as of October 31, 2001 and April 30, 2001, (b) the results of its operations for the three and six months ended October 31, 2001 and 2000, and (c) cash flows for the six months ended October 31, 2001 and 2000.

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Software Systems and Services and Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding the reportable segments' profit for the three and six months ended and the reportable segments' assets as of October 31, 2001 and 2000:

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

	Software Systems and Services (1)	Appraisal Services	Total Combined Company
For the Six Months Ended October 31, 2001

Net revenues	$ 14,039,146	$ 5,535,285	$ 19,574,431
Depreciation and amortization expense	1,028,762	64,322	1,093,084
EBITDA	1,525,084	(303,532)	1,221,552
Capital expenditures	209,787	62,113	271,900
Segment assets	16,697,955	6,800,235	23,498,190

For the Six Months Ended October 31, 2000

Net revenues	$ 12,342,029	$ 7,086,728	$ 19,428,757
Depreciation and amortization expense	1,076,920	105,699	1,182,619
EBITDA	(412,770)	(103,184)	(515,954)
Capital expenditures	171,355	79,933	251,288
Segment assets	18,550,528	7,060,714	25,611,242

_________________
(1)	Software Systems and Services includes items that were previously classified as unallocated overhead in prior periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

	Software Systems and Services (1)	Appraisal Services	Total Combined Company
For the Three Months Ended October 31, 2001

Net revenues	$ 7,704,863	$ 2,490,038	$ 10,194,901
Depreciation and amortization expense	518,357	31,324	549,681
EBITDA	1,029,092	(396,750)	632,342
Capital expenditures	125,396	37,019	162,415
Segment assets	16,697,955	6,800,235	23,498,190

For the Three Months Ended October 31, 2000

Net revenues	$ 6,390,400	$ 2,972,851	$ 9,363,251
Depreciation and amortization expense	533,782	52,273	586,055
EBITDA	(122,457)	(494,122)	(616,579)
Capital expenditures	108,501	42,518	151,019
Segment assets	18,550,528	7,060,714	25,611,242

_________________
(1)	Software Systems and Services includes items that were previously classified as unallocated overhead in prior periods.

(3)          NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized; however, tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2003. The Company is evaluating the effect of SFAS 142 on the consolidated financial statements related to the impairment testing of goodwill. Pretax amortization of goodwill for the six months ended October 31, 2001 and 2000 was approximately $319,000 for both periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

(4)          EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for the each of the periods presented:

	Three Months Ended October 31,			Six Months Ended October 31,
	2001		2000	2001		2000
Numerators:
Net income (loss)	$10,355		$(870,366)	$38,095	(1)	$(1,212,473)

Denominators: Denominator for basic earnings (loss) per share, weighted
average outstanding common shares	3,603,318		3,488,008	3,579,826		3,469,914

Potential dilutive shares	88,546	(1)	0 (2)	114,529		0 (2)

Denominator for diluted earnings (loss) per share	3,691,864		3,488,008	3,694,355		3,469,914

Earnings (Loss) Per Share:
Basic	$.00		$(.25)	$.01		$(.35)
Diluted	$.00		$(.25)	$.01		$(.35)

(1)

Options to purchase 434,952 and 404,452 shares of common stock at prices ranging from $3.60 to $7.00 per share were outstanding during the three and six months ended October 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

(2)	All of the options to purchase shares have been excluded due to the loss for these periods.

________________

(5)          CONTINGENT LIABILITIES

The Company and its subsidiary are parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net revenues of $10,194,901 for the three months ended October 31, 2001, have increased by 9% in comparison to the $9,363,251 of net revenues that were reported for the comparable period in the prior fiscal year. Net revenues were relatively comparable for the six months ended October 31, 2001 and 2000, at $19,574,431 and $19,428,757, respectively. These amounts include revenues from software installations; sales of computer hardware, forms and supplies; and various related services, such as mass real estate appraisals (revaluations), software support, data conversions, training, project management, hardware maintenance, forms processing and printing.

As anticipated, appraisal service revenues have decreased for the three months ended October 31, 2001, by approximately $483,000 or 16% to $2,490,038 and by approximately $1,551,000 or 22% to $5,535,285 for the six months ended October 31, 2001. The Company's backlog for appraisal services at October 31, 2001, has also decreased by approximately $2.5 million to $8.9 million compared to approximately $11.4 million at April 30, 2001. These decreases are due primarily to the wind down of the $24 million Allegheny County (Pittsburgh) Pennsylvania contract as well as the cyclical nature of our Ohio appraisal business. The Company has been actively pursuing new business to replenish the backlog.

As noted in prior years, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate collection. As of October 31, 2001 and 2000, the total reserve against retainage revenue under all appraisal service projects (including Allegheny County) was approximately $985,000 and $2,246,000, respectively. As of October 31, 2001 and 2000, the total reserve against retainage revenue under the Allegheny County project was approximately $418,000 and $2,034,000, respectively. These decreases are primarily due to the collection and recognition of $1,850,000 of retention revenue in fiscal 2001 from Allegheny County. See also the information contained in the Form 8-K Current Report filed by the Company on November 30, 2001 described in Part II, Item 6(b).

Software, systems and services revenues have increased 21% from $6,390,400 to $7,704,863 for the three months ended October 31, 2001, and 14% from $12,342,029 to $14,039,146 for the six months ended October 31, 2001, compared to the same periods in the prior fiscal year. These increases are primarily due to the execution of a number of new MVP Tax software contracts in the Florida, Indiana and Ohio regions. In addition, the overall business has picked up given that the prior year was negatively impacted by the national election and the post-Y2K slowdown.

Cost of revenues of $6,512,912 for the three months ended October 31, 2001, were slightly lower than the $6,587,170 of costs for the three months ended October 31, 2000, and cost of revenues of $12,480,485 for the six months ended October 31, 2001, were 9% lower than the $13,679,055 of costs reported for the comparable period in the prior fiscal year, despite the increase in net revenues noted above. These decreases are due to a 6% improvement in gross margins for the three and six month periods ended October 31, 2001. Gross margins are approximately 36% for the current year versus 30% in the prior year. The increase in gross margin is primarily due to a shift in the mix of revenues. For example, the Software Systems and Services segment of the business typically yields a higher gross margin than the Appraisal Services segment and is generating a higher percentage of the overall revenues for the Company in the current year relative to the prior year.

Selling, general and administrative expenses have decreased by approximately $379,000 or 10% to $3,599,328 for the three months ended October 31, 2001, and by approximately $483,000 or 6% to $6,965,478 for the six months ended October 31, 2001, versus the comparable periods in the prior fiscal year. These decreases are primarily due to reduced employment levels in the Appraisal Services segment and a concerted effort by the Company to monitor and reduce overhead expenses.

As a result of the factors noted above, the Company reported substantial improvements in its operating income. Operating income was $82,661 for the three months ended October 31, 2001, versus an operating loss of $1,202,634 for the three months ended October 31, 2000, and operating income was $128,468 for the six months ended October 31, 2001, versus an operating loss of $1,698,573 for the six months ended October 31, 2000. Net interest income for the six months ended October 31, 2001 was $2,627 compared to net interest expense of $103,900 for the six months ended October 31, 2000. This improvement is directly related to a reduction in the Company's bank borrowings.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. The effective tax rate for the three and six month periods ended October 31, 2001 is approximately 88% and 71%, respectively. These effective tax rates are substantially higher than the statutory rate of 34% primarily due to the large amount of non-deductible goodwill amortization related to the Company's acquisitions relative to the level of pretax income.

Net income was $10,355 or $0.00 per diluted share for the three months ended October 31, 2001, versus a net loss of $870,366 or $0.25 per diluted share for the three months ended October 31, 2000. Net income for the six months ended October 31, 2001, was $38,095 or $0.01 per diluted share compared to a net loss of $1,212,473 or $0.35 per diluted share for the six months ended October 31, 2000. Diluted weighted average outstanding common shares increased by approximately 203,000 and 224,000 shares for the three and six month periods ended October 31, 2001, respectively. These increases are primarily due to the fact that potentially dilutive shares were excluded from the earnings per share calculations in the prior year because of the net losses that were reported.

Financial Condition and Liquidity

At October 31, 2001 the Company had working capital of $3,486,811 compared to the April 30, 2001, amount of $2,648,259. These levels reflect current ratios of 1.29 and 1.18, respectively. The higher working capital is primarily due to an increase in cash flows from operations, which was utilized to repay all short-term bank borrowings.

Shareholders' equity at October 31, 2001 increased by $272,832 to $11,413,354 from the balance reported at April 30, 2001, because of $65,611 of employee stock purchases, $169,126 of amortization expense of deferred stock compensation and $38,095 of net income for the six months ended October 31, 2001. As a result, book value per share has increased to $3.00 as of October 31, 2001, from $2.95 at April 30, 2001.

The nature of the Company's business typically is not property or equipment intensive. Net capital expenditures were approximately $272,000 for the six months ended October 31, 2001, compared to approximately $251,000 for the six months ended October 31, 2000. Current year as well as prior year expenditures relate primarily to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured $4.5 million line of credit agreement with Comerica Bank at the prime rate of interest, which expires on November 1, 2002. In addition, the Company had a $1.4 million installment note with required monthly payments of $100,000 commencing January 1, 2001, at the prime rate of interest less .25%. As of October 31, 2001, the Company had no borrowings outstanding under its line of credit and had fully repaid the installment note payable prior to its maturity. The Company anticipates that the line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

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

On October 4, 2001, the Board of Directors authorized the Company to repurchase up to $250,000 of the Company's common stock. The Company has not repurchased any common stock pursuant to this program as of the end of the period covered by this report.

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

•	Changes in technology that render the Company's products obsolete or incompatible with hardware or other software.

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

•	Continued availability of third-party software and technology incorporated in the Company's products.

•

Potential negative impact of the fact that purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital; in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

•

Changes in economic conditions, including changes in interest rates, financial market performance and the computer software and service industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only the Company's business, but also all computer software and service industry companies; or the changes can impact only those parts of the economy upon which the Company relies in a unique fashion, including, by way of example:

•	Economic factors that affect local governmental budgets.

•	Economic factors that may affect the success of the Company's acquisition strategy.

•	Factors that the Company has discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

•

Changes in the financial markets, the economy, governmental spending, and the demand for software and related services and products resulting from recent events relating to the terrorist attacks on September 11, 2001 and other terrorist activities that have created significant global economic and political uncertainties.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of October 31, 2001, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

The Company does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Company. As of the date of this report, the Company does not know of or expect any material changes in the general nature of its primary market risk exposure in the near term.

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned 'Forward-Looking Statements' in Item 2 of this report for a discussion of the limitations on the registrant's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

PART II. -- OTHER INFORMATION.

Item 4.          Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on October 4, 2001. The purpose of the meeting was to elect directors. The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

Votes Cast
Elected Directors	For	Authority Withheld Against	Broker Non-Votes

Allen F. Peat	3,196,196	31,652	0
Gene Bledsoe	3,211,055	16,793	0

The following persons continue to serve as directors: Randall L. Peat, Paul R. Sylvester, Stephen C. Waterbury, Richard J. Holloman, Harry C. Vorys, and W. Scott Baker.

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

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.3

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.4

Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.6

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

10.8	Manatron, Inc. Executive Incentive Plan for 2001.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2001, and here incorporated by reference.

10.9	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.10

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.11

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.12	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.13

Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.14

Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.15

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

10.17

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000 and here incorporated by reference.

10.18	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company 10-Q Quarterly Report for the period ended October 31, 2000, and here incorporated by reference.

_______________________

*Management contract or compensatory plan or arrangement.

(b)

Report on Form 8-K. The Company did not file a Form 8-K Current Report during the three-month period ended October 31, 2001. On November 30, 2001, the Company filed a Form 8-K Current Report to report the filing of a lawsuit by the Controller of Allegheny County, Pennsylvania.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2001	MANATRON, INC. By /s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)
By /s/ Krista L. Inosencio Krista L. Inosencio Director of Accounting and Finance (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

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

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997 between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.3

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.4

Manatron, Inc. Employee Stock Ownership and Salary Deferral Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.5	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.6

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

10.8	Manatron, Inc. Executive Incentive Plan for 2001.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2001, and here incorporated by reference.

10.9	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.10

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.11

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and here incorporated by reference.

10.12	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.13

Letter Loan Agreement between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

10.14

Promissory Note between Comerica Bank and Manatron, Inc., dated April 20, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

-ii-

10.15

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

10.17

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000 and here incorporated by reference.

10.18	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company 10-Q Quarterly Report for the period ended October 31, 2000, and here incorporated by reference.

_______________________

*Management contract or compensatory plan or arrangement.

-iii-