Form 10-Q
period 2002-01-31
MANATRON INC
filed 2002-03-14
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2002

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

On March 15, 2002, there were 3,821,642 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I -- FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 31, 2002	April 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2,006,600	$700,840
Accounts receivable, net	11,104,996	8,740,648
Federal income tax receivable	--	935,000
Revenues earned in excess of billings and retainages
on long-term contracts	3,119,148	3,970,877
Notes receivable	1,255,823	1,066,064
Inventories	306,645	245,995
Deferred tax assets	1,453,000	1,453,000
Other current assets	203,792	216,456

Total current assets	19,450,004	17,328,880

NET PROPERTY AND EQUIPMENT	2,496,894	2,702,799
OTHER ASSETS:
Long-term receivables, less current portion	464,104	680,022
Computer software development costs, net of accumulated amortization	1,143,298	950,283
Goodwill, net of accumulated amortization	3,659,646	4,138,561
Other, net	--	50,598
Total other assets	5,267,048	5,819,464
Total assets	$27,213,946	$25,851,143

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Installment note payable	$--	$1,000,000
Line of credit borrowings	--	2,564,286
Accounts payable	1,064,904	1,152,605
Billings in excess of revenues earned on long-term contracts	2,482,929	1,319,406
Billings for future services	8,867,616	5,748,132
Accrued liabilities	3,227,300	2,896,192
Total current liabilities	15,642,749	14,680,621
DEFERRED INCOME TAXES	30,000	30,000

SHAREHOLDERS' EQUITY:
Common stock	10,587,049	10,495,883
Retained earnings	2,208,073	2,131,582
Deferred compensation	(1,253,925)	(1,486,943)
Total shareholders' equity	11,541,197	11,140,522
Total liabilities and shareholders' equity	$27,213,946	$25,851,143

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended January 31,				Nine Months Ended January 31,
		2002		2001		2002	2001
NET REVENUES		$10,132,544		$10,285,603		$29,706,975	$29,714,360

COST OF REVENUES		6,331,175		6,678,873		18,811,660	20,357,928

Gross profit		3,801,369		3,606,730		10,895,315	9,356,432

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		3,674,194		3,153,252		10,639,672	10,601,527

Income (loss) from operations		127,175		453,478		255,643	(1,245,095)

OTHER INCOME (EXPENSE), net		18,221		(101,498)		20,848	(205,398)
Income (loss) before provision (credit) for federal income taxes		145,396		351,980		276,491	(1,450,493)

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES		107,000		120,000		200,000	(470,000)

NET INCOME (LOSS)		$38,396		$231,980		$76,491	$(980,493)
BASIC EARNINGS (LOSS) PER SHARE	$	..01	$	..07	$	..02	$(.28)
DILUTED EARNINGS (LOSS) PER SHARE	$	..01	$	..06	$	..02	$(.28)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING		3,611,816		3,492,616		3,591,016	3,477,481
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING		3,719,070		3,612,838		3,703,061	3,477,481

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$76,491	$(980,493)
Adjustments to reconcile net income (loss) to net cash
and equivalents provided by (used for) operating activities:
Depreciation and amortization expense	1,660,794	1,781,099
Deferred compensation expense	244,505	306,482
Decrease (increase) in current assets:
Accounts and notes receivables, net	(2,554,107)	(1,896,199)
Federal income tax receivable	935,000	(470,000)
Revenues earned in excess of billings and
retainages on long-term contracts	851,729	(393,836)
Inventories	(60,650)	(85,521)
Other current assets	12,664	(14,410)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	243,407	(2,473,642)
Billings in excess of revenues earned on
long-term contracts	1,163,523	(311,806)
Billings for future services	3,119,484	943,842
Net cash and equivalents provided by (used for)
operating activities	5,692,840	(3,594,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(401,777)	(367,692)
Decrease in long-term receivables	215,918	391,385
Investments in computer software	(767,212)	(295,533)
Other, net	50,598	38,644
Net cash and equivalents used for investing
activities	(902,473)	(233,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	79,679	184,654
Repayments of long term debt	--	(50,000)
Repayments on installment note payable	(1,000,000)	--
Net (repayments) borrowings under line of credit	(2,564,286)	4,539,890
Net cash and equivalents (used for) provided by
financing activities	(3,484,607)	4,674,544

CASH AND EQUIVALENTS:
Increase in cash and equivalents	1,305,760	846,864
Balance at beginning of period	700,840	608,062
Balance at end of period	$2,006,600	$1,454,926
Cash paid for interest on debt	$69,047	$229,646
Cash paid for income taxes	$88,832	$774,428

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
_________________________

(1)          GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, as filed with the Securities and Exchange Commission on July 27, 2001.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the registrant as of January 31, 2002 and April 30, 2001, (b) the results of its operations for the three and nine months ended January 31, 2002 and 2001, and (c) cash flows for the nine months ended January 31, 2002 and 2001.

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Software Systems and Services and Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding the reportable segments' profit for the three and nine months ended and the reportable segments' assets as of January 31, 2002 and 2001:

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

_________________________

	Software Systems and Services (1)	Appraisal Services	Total Combined Company
For the Nine Months Ended January 31, 2002

Net revenues	$ 21,747,733	$ 7,959,242	$ 29,706,975
Depreciation and amortization expense	1,564,781	96,013	1,660,794
EBITDA	2,385,029	(468,592)	1,916,437
Capital expenditures	324,181	77,596	401,777
Segment assets	19,747,590	7,466,356	27,213,946

For the Nine Months Ended January 31, 2001

Net revenues	$ 18,818,693	$ 10,895,667	$ 29,714,360
Depreciation and amortization expense	1,622,632	158,467	1,781,099
EBITDA	240,295	295,709	536,004
Capital expenditures	277,706	89,986	367,692
Segment assets	20,760,617	8,122,804	28,883,421

_________________

(1)	Software Systems and Services includes items that were previously classified as unallocated overhead in prior periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
_________________________

	Software Systems and Services (1)	Appraisal Services	Total Combined Company
For the Three Months Ended January 31, 2002

Net revenues	$ 7,708,587	$ 2,423,957	$ 10,132,544
Depreciation and amortization expense	536,019	31,691	567,710
EBITDA	859,945	(165,060)	694,885
Capital expenditures	114,394	15,483	129,877
Segment assets	19,747,590	7,466,356	27,213,946

For the Three Months Ended January 31, 2001

Net revenues	$ 6,476,664	$ 3,808,939	$ 10,285,603
Depreciation and amortization expense	545,712	52,768	598,480
EBITDA	653,065	398,893	1,051,958
Capital expenditures	106,351	10,053	116,404
Segment assets	20,760,617	8,122,804	28,883,421

_________________

(1)	Software Systems and Services includes items that were previously classified as unallocated overhead in prior periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
_________________________

(3)          NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized; however, tests for impairment will be performed annually or when a triggering event occurs. This statement will apply to assets acquired after June 30, 2001, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2003. The Company is evaluating the effect of SFAS 142 on the consolidated financial statements related to the impairment testing of goodwill. Pretax amortization of goodwill for the nine months ended January 31, 2002 and 2001, was approximately $479,000 for both periods.

In 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Management believes that the adoption of these standards will not have a material impact on the Company's financial position or results of operations.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)
_________________________

(4)          EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2002		2001		2002		2001
Numerators:
Net income (loss)	$38,396		$231,980		$76,491		$(980,493)

Denominators: Denominator for basic earnings (loss) per share, weighted average
outstanding common shares (1)	3,611,816		3,492,616		3,591,016		3,477,481

Potential dilutive shares	107,254	(2)	120,222	(3)	112,045	(2)	-- (4)

Denominator for diluted earnings (loss) per share	3,719,070		3,612,838		3,703,061		3,477,481

Earnings (Loss) Per Share:
Basic	$.01		$.07		$.02		$(.28)
Diluted	$.01		$.06		$.02		$(.28)

(1) 208,500 and 266,100 shares of unvested restricted stock for the periods ending January 31, 2002 and January 31, 2001, respectively are excluded from the basic weighted average shares outstanding.

(2) Options to purchase 415,952 shares of common stock at prices ranging from $3.88 to $7.00 per share were outstanding during the three and nine months ended January 31, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

(3) Options to purchase 277,452 shares of common stock at prices ranging from $4.63 to $7.00 per share were outstanding during the three months ended January 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

(4) All of the options to purchase shares have been excluded due to the loss for this period.

(5)          CONTINGENT LIABILITIES

On November 19, 2001, a lawsuit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania. In this lawsuit the Controller of Allegheny County, Pennsylvania alleges that the Company has breached and failed to perform all of its obligations under its $24 million revaluation contract with Allegheny County, Pennsylvania. The Allegheny Controller is seeking $15,379,000 in damages on behalf of Allegheny County. The Company believes the allegations misrepresent the facts and are completely without merit. The Company is currently seeking a prompt dismissal of this lawsuit. In the event the litigation is not dismissed, the Company intends to defend vigorously against the Controller's claims.

In addition, the Company and its subsidiary were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net revenues of $10,132,544 and $29,706,975 for the three and nine month periods ended January 31, 2002, are comparable with the $10,285,603 and $29,714,360 of net revenues that were reported for the comparable periods in the prior fiscal year. However, the prior year revenues for both the three and nine month periods, include a large non-recurring amount as a result of the collection of $925,000 of retention money from Allegheny County as more fully described below. When the $925,000 is excluded from the prior year, current year net revenues have actually increased by 8.3% and 3.2% for the three and nine month periods, respectively. Net revenues generally include software license fees, hardware sales, forms and supplies sales, and various related services, such as mass real estate appraisals (revaluations), software support, data conversions, training, project management, hardware maintenance, forms processing and printing.

Excluding the $925,000 of retention revenue noted above, appraisal service revenues have decreased for the three months ended January 31, 2002, by approximately $460,000 or 16% to $2,423,957 and by approximately $2 million or 20% to $7,959,242 for the nine months ended January 31, 2002 in relation to the prior year comparable periods. The Company's backlog for appraisal services at January 31, 2002, decreased by approximately $3.5 million to $7.9 million compared to approximately $11.4 million at April 30, 2001. Both the decrease in revenues and backlog are due primarily to the wind down of the $24 million Allegheny County (Pittsburgh) Pennsylvania contract, the cyclical nature of this business, and in particular, the Ohio market, and some issues experienced with some Northeast projects. Problems with several of the projects in the Northeast have been addressed, and those projects are nearing completion. Also, the Company has closed its reappraisal office in Rhode Island, which served as the base of operations in the Northeast. This will allow the Company to focus on more profitable projects in Ohio and surrounding states. However, the Company continues to struggle to resolve disputes with several customers. Appropriate reserves have been established and are periodically reviewed. As a result of an anticipated upswing in the demand cycle for reappraisal work in Ohio, the Company expects the Sabre Appraisal Division to return to profitability again in fiscal 2003. The Company has been actively pursuing new business to replenish the backlog.

As noted in prior quarters, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate collection. As of January 31, 2002 and 2001, the total reserve against retainage revenue remaining under all appraisal service projects was approximately $823,000 and $1,468,000, respectively, of which the Allegheny County amounts were approximately $418,000 and $1,106,000, respectively. These decreases are primarily due to the collection and recognition of $925,000 of retention revenue from Allegheny County in each of the third and fourth quarters of fiscal 2001. See also the information contained in Footnote 5 of the Notes to Consolidated Condensed Financial Statements and the Form 8-K Current Report filed by the Company on November 30, 2001 described in Part II, Item 6(b).

Software systems and service revenues have increased 19% from $6,476,664 to $7,708,587 for the three months ended January 31, 2002, and 16% from $18,818,693 to $21,747,733 for the nine months ended January 31, 2002, compared to the same periods in the prior fiscal year. These increases are primarily due to the execution of a number of new MVP Tax software contracts in the Florida, Indiana, and Ohio regions as well as a number of new ProVal contracts in the Indiana region. In addition, the overall business has picked up given that the prior year was negatively impacted by the national election and the post-Y2K slowdown.

Cost of revenues of $6,331,175 for the three months ended January 31, 2002, were 5.2% lower than the $6,678,873 of costs for the three months ended January 31, 2001. In addition, cost of revenues of $18,811,660 for the nine months ended January 31, 2002, were 7.6% lower than the $20,357,928 of costs reported for the comparable period in the prior fiscal year, despite the increase in net revenues noted above. These decreases are due to a 2% and 5% improvement in gross margins for the three and nine-month periods ended January 31, 2002, respectively. However, when you exclude the $925,000 of retention revenue recognized during the third quarter of fiscal 2001, gross margins have actually increased by approximately 7% for both the three and nine months ended January 31, 2002 compared to the prior year. These improvements are primarily due to a favorable shift in the mix of revenues from Appraisal Services to Software Systems and Services. For example, software license fees typically yield a higher gross margin than Appraisal Services revenues.

Selling, general and administrative expenses have increased by approximately $520,000 or 16% to $3,674,194 for the three months ended January 31, 2002, but were essentially the same at $10.6 million for the nine months ended January 31, 2002, versus the comparable period in the prior fiscal year. The increase in the quarter is primarily due to increases in research and development expenditures, workers compensation premiums, significant investments in sales and marketing efforts and higher sales commissions over the prior year comparable period.

As a result of the factors noted above, the Company reported substantial improvements in its operating income. Excluding the impact of the $925,000 of retention revenue noted above, operating income increased $598,697 to $127,175 for the three months and $2,425,738 to $255,643 for the nine months ended January 31, 2002. Net interest income for the nine months ended January 31, 2002 was $20,848 compared to net interest expense of $205,398 for the nine months ended January 31, 2001. This improvement is directly related to the reduction in the Company's bank borrowings and increase in cash balances.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. The effective tax rate for the three and nine month periods ended January 31, 2002 is approximately 74% and 72%, respectively. These effective tax rates are substantially higher than the statutory rate of 34% primarily because of the large amount of non-deductible goodwill amortization related to certain of the Company's acquisitions relative to the level of pretax income.

Net income was $38,396 or $.01 per diluted share for the three months ended January 31, 2002, versus net income of $231,980 or $0.06 per diluted share for the three months ended January 31, 2001. Net income for the nine months ended January 31, 2002, was $76,491 or $.02 per diluted share compared to net loss of $980,493 or $0.28 per diluted share for the nine months ended January 31, 2001. Diluted weighted average outstanding common shares were comparable for the three-month period ending January 31, 2002 and increased by approximately 135,000 shares for the nine month period ended January 31, 2002. This increase is primarily due to the fact that potentially dilutive shares were excluded from the earnings per share calculation in the prior year because of the net loss that was reported.

Financial Condition and Liquidity

At January 31, 2002, the Company had working capital of $3,807,255 compared to the April 30, 2001, amount of $2,648,259. These levels reflect a current ratio of 1.24 and 1.18, respectively. The improvement in both the working capital and current ratio is primarily due to an increase in cash flows from operations, which was utilized to repay all bank borrowings.

Shareholders' equity at January 31, 2002, increased by $400,675 to $11,541,197 from the balance reported at April 30, 2001, because of $79,679 of employee stock purchases, $244,505 of amortization expense of deferred stock compensation and $76,491 of net income for the nine months ended January 31, 2002. As a result, book value per share has also increased to $3.02 as of January 31, 2002, from $2.95 at April 30, 2001.

On October 4, 2001, the Board of Directors authorized the Company to repurchase up to $250,000 of the Company's common stock. The Company has not repurchased any common stock pursuant to this program as of the end of the period covered by this report.

The nature of the Company's business typically is not property or equipment intensive. Net capital expenditures, were approximately $402,000 for the nine months ended January 31, 2002, compared to approximately $368,000 for the nine months ended January 31, 2001. Current year as well as prior year expenditures relate primarily to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

As the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. Accounts receivable at January 31, 2002, were significantly higher than the levels reported at fiscal year end due to the fact that the majority of the Company's annual support billings occur in the third quarter annually. A corresponding increase can be seen in billings for future services. This deferred support revenue is recognized as revenue on a monthly basis over the period of coverage.

The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent on meeting certain funded debt to EBITDA levels. As of January 31, 2002, the Company was eligible for the full $6 million of borrowings. In addition, the Company had a $1.4 million installment note with required monthly payments of $100,000 commencing January 1, 2001, at the prime rate of interest less .25%. As of January 31, 2002, the Company had no borrowings outstanding under its line of credit and had fully repaid the installment note payable prior to its maturity. The Company anticipates that the line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of January 31, 2002, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

10.3

Executive Employment Agreement with Randall L. Peat, dated July 17, 1986.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

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

10.18	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 2000 and here incorporated by reference.

10.19	Financing commitment letter from Comerica Bank, dated December 5, 2001.

_______________________

*Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K. The Company filed a Form 8-K on November 30, 2001 to report under Item 5 the filing of a lawsuit by the Controller of Allegheny County, Pennsylvania against the Company.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: March 14, 2002	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: March 14, 2002	By	/s/ Krista L. Inosencio
Krista L. Inosencio Director of Accounting and Finance (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

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

10.3

Executive Employment Agreement with Randall L. Peat, dated July 17, 1986.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

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

-i-

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

-ii-

10.17

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000 and here incorporated by reference.

10.18	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 2000 and here incorporated by reference.

10.19	Financing commitment letter from Comerica Bank, dated December 5, 2001.

_______________________

*Management contract or compensatory plan or arrangement.

-iii-