Form 10-K
period 2002-04-30
MANATRON INC
filed 2002-07-26
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ____________________

Commission File Number: 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 East Milham Road Portage, Michigan (Address of Principal Executive Offices)	49008 (Zip Code)

Registrant's telephone number, including area code: (616) 567-2900

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, No Par Value (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    [      ]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant based on the last sale price on July 23, 2002, was approximately $8,319,180.

As of July 23, 2002, 4,012,380 shares of the Registrant's Common Stock, no par value, were outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Registrant's annual shareholders' meeting to be held Thursday, October 10, 2002, are incorporated by reference into Part III of this report.

MANATRON, INC.

INDEX TO FORM 10-K

PART I

Item 1.	Business.

General

          Manatron, Inc., a Michigan corporation, ("Manatron" or the "Company") was started in 1969 as a partnership and was incorporated in Michigan in 1972. Manatron initially provided in-house data processing services for local governmental units located in Michigan, Illinois, and Indiana. The Company's business was later extended into other states and it began to provide advanced microcomputer-based "turn-key" data processing systems for counties, cities, and townships. These "turn-key" data processing systems included both general purpose computer hardware produced by leading manufacturers, proprietary software developed or purchased by the Company, and related implementation and support services.

          Today, the Company designs, develops, markets, and supports a family of web-based and client/server application software products for county, city, and township governments. Manatron's products support the back-office processes for these government agencies and also facilitate the "Virtual Courthouse" by providing Internet access to information for industry professionals and the public or by processing transactions over the Internet such as the payment of property taxes. The Company also provides mass appraisal services through its Sabre Appraisal Division, assessing residential, commercial, and other types of properties to ensure updated and equitable property valuations. Currently, the Company operates out of regional offices in Michigan, Illinois, Indiana, Ohio, Pennsylvania, Florida, and North Carolina and serves approximately 1,600 customers in 31 states and three Canadian provinces.

          The Company's vision is to be a nationally recognized, leading provider of innovative software and services that allow government agencies, taxpayers and private industry to efficiently process, manage and archive information, primarily focused on real estate, personal and other property taxes. The Company seeks to delight its customers with its products and services, to build a healthy culture with its employees, and to maximize shareholder value.

          As more fully explained in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference, the Company has two reportable segments for financial reporting purposes: (i) Software Systems and Services and (ii) Appraisal Services.

Products

          Technology

          The Company's legacy software products were built using several different programming tools including COBOL, Basic, Clipper, FoxPro, Uniface and Admins. This variety of tools is a result of technology improvements over time as well as different decisions that were made by the various businesses acquired by the Company. These products utilize several different operating systems including VMS, OS/400, MS-DOS and Microsoft Windows. Supporting this variety of platforms can be excessively complex. As a result, the Company has made some strategic platform decisions to ensure that its new generation products are built using common technologies and to leverage technical expertise both within the Company and from the outside resources it utilizes.

          All new Manatron software products are built with certain, specific design themes. First is database independence. Recognizing that the customer base has some level of built-in commitment to database technologies of choice, the Company has decided to support the popular relational database engines. Currently, the Company supports Microsoft SQL Server, Oracle, Informix and Solid Server. The Company intends to support additional databases such as IBM DB2 if the customer base demands it.

          With respect to operating environments, the Company's new software products are built to run on Microsoft operating system platforms -- specifically Windows 2000 and Windows XP. This is the most common platform currently being used in the local government market. While the Company will support additional operating systems such as IBM AIX and Sun Solaris for the Oracle relational database engine, the user interface and business rules components are built for Microsoft's component standards (COM) and/or Microsoft Internet Information Server web server platform.

          The Company's product development teams now use a limited set of programming tools when building new products. In particular, Microsoft Visual Studio (Visual Basic and Visual C++) is the primary programming tool. The Company's analysts use Rational Rose to model, and they document designs using the Unified Modeling Language (UML). Reporting is developed using the industry's leading reporting toolset, Crystal Reports from Crystal Decisions. All web-based applications are built with VBScript or components built in Visual Studio and are built to be browser-independent -- including support for America Online's web browser. This limited and standard tool set allows the development teams to focus on solving business problems rather than constantly learning new programming skills. It also enables them to build and leverage re-usable components. The result of this strategy is expected to be a suite of products that are interoperable with other systems (such as desktop productivity applications, partner applications, state-sponsored systems and custom-written applications), a set of products that integrate tightly with the customers' operating environment, and a development force that is more productive and quickly able to bring new product features and extensions to market.

          The following is a general description of the features and functionality of the Company's major software product groups that it has developed, acquired or made arrangements to resell. The Company specializes in keeping its application software in compliance with the varying requirements of state statutes. In addition, many of the Company's software products are integrated, which eliminates duplicate functions. The Company anticipates providing additional capabilities as these products are enhanced in future years or new products are developed. In connection with these enhancements, the Company plans to continue to rationalize its product portfolio, further leveraging costs across the organization.

          Manatron Visual Property (MVP) Products

          The Company has been re-engineering its entire property suite of software into an Enterprise Resource Planning (ERP) type application suite for local government. MVP uses component-based development, object-oriented analysis and design, and UML for system documentation. MVP encompasses the Administration, Taxation, Appraisal or Valuation, Recording and Mapping (GIS) of real and personal property. It is designed from the ground up to be an integrated property management application. Clients can use the entire suite or opt to purchase only specific modules to integrate with their existing systems. The MVP architecture is based on Microsoft's COM and is designed with inherent interoperability with other Microsoft Windows-based applications such as Microsoft Office. MVP is designed with database independence and has an n-tier architecture giving it broad scalability options and inherent Internet interoperability.

          Taxation

          MVP Tax is a comprehensive tax software system, which maintains, bills, collects, distributes, and tracks properties and associated taxes. It is a flexible system that can be supported by a variety of operating systems, hardware platforms, network configurations and relational databases. Local government officials along with industry experts have been involved in the design and review of MVP

Tax from the beginning to ensure that it is in compliance with state standards, processes and laws and that it brings important new capabilities to tax billing and collection users.

          MVP Tax maintains multiple tax years, provides extensive security, and automates settlements, balances and roll-overs. It also manages real, personal, mobile homes, mineral, motor vehicle and special assessments. MVP Tax includes "On-line" and "What's This?" help, and provides easy-to-use "Wizards" to guide the user through multi-step or infrequently used processes. It provides user-defined tax units and rate tables, tracks property splits, combinations and transfers, and allows comprehensive searches and inquiries. It also automates delinquencies, tax sales, interest and penalty calculations, and incorporates a built-in report writer. MVP Tax was initially deployed in Indiana in January 2000, is being used in approximately twenty five counties and is now being extended to support additional states including Illinois, North Carolina, Ohio, Pennsylvania and Virginia.

          The CPS acquisition included a UNIX-based, COBOL Classic Tax Manager application for Florida and Oklahoma. This product is also a tax billing and collection application with a rich delinquent property tax feature set. The Company recently introduced MVP Tax Manager, a Microsoft Windows-based, client/server offering, like MVP Tax, which has migrated the functionality found in Classic Tax Manager with the new architecture, technologies and capabilities available in modern application software. MVP Tax Manager is currently being deployed in the Florida market and Jefferson County, Alabama. Together, MVP Tax and MVP Tax Manager make up much of the core MVP product and are being promoted as Manatron's national tax billing and collection system.

          Appraisal or Valuation

          ProVal® is a Microsoft Windows-based property appraisal software product. It features a highly productive, integrated sketch package and an extremely accurate valuation engine for calculating property values. It is designed to be simple enough for beginners with the advanced features that professionals demand. ProVal is one of the most widely deployed, nationally recognized CAMA software products available today. It is presently being used in over 250 appraisal jurisdictions in twenty states and three Canadian provinces. Its underlying architecture and database independence allows ProVal to run efficiently in a variety of configurations.

          ProVal Plus is a technologically advanced (32 bit) and even easier-to-use version of ProVal that is expected to be released in fiscal 2003. Like ProVal, ProVal Plus offers all the traditional approaches to value, including the cost, market and income approaches, and conforms to strict national and international standards. It encapsulates advanced CAMA technology, provides integrated GIS (mapping) features, and integrates hearing scheduling and certified roll maintenance, while adhering to the CAMA business rules that have been developed and refined over the past 30 years. This ensures consistency and compatibility with previous versions. In addition, ProVal Plus offers an enhanced User Interface (GUI) and navigation designed to meet all current industry standards and set a new benchmark for usability for the CAMA software market.

          Using the familiar Microsoft Windows environment, ProVal Plus offers a mode of operation that is highly intuitive, easy to learn and easier still to use. Menu titles guide operators through the steps of property appraisals. Dialog boxes and pop-up menu selections ensure that required data is entered correctly. The ability to search by parcel number, address, owner name or user-defined sets, such as neighborhood, makes locating information fast and simple. Property descriptions are entered through a simple point-and-click sketch routine that produces professional quality renderings. In addition, the system will store and display complete appraisal history, and will easily print property record cards or digitized photographs. Users determine which fields affect value, what rates or coefficients are used and how they are applied. In addition, ProVal Plus provides a relational data model that is an event-driven, "point-in-time continuous" design. Official data is maintained separately from work-in-process data.

Full chain of ownership capability, with complete sales analysis as a by-product, makes market tracking easier. ProVal Plus' also includes pen computer and laptop compatibility for on-site inspection and appraisals and subsequent updating of the central database.

          Recording

          Manatron's Indexing, Recording, and Retrieval System (MVP MIRRS) is a national, flexible and powerful application that meets the indexing, recording and retrieval standards for numerous types of documents including deeds, mortgages, UCC financing statements, liens, vital records and military discharges in one simple-to-use application. MVP MIRRS includes: receipting, cashiering, indexing, integrated imaging, workflow analysis, accounts receivable, escrow, public inquiry, and Internet access. MVP MIRRS supports a variety of operating systems, hardware platforms, network configurations and relational databases. In addition, the system supports the storage of many types of data elements including: grantors and grantees, legal descriptions, associated document references, property addresses, parcel identification numbers and user defined data fields, as needed. County officials no longer have to look up records one at a time by party name or approximate time frame with the MVP MIRRS inquiry system. Rather, documents can be located by many different methods including: name, book/page or instrument number, platted or unplatted description, lot number, parcel number, property address, consideration amount and index and date range. MVP MIRRS is operational in approximately 60 Register of Deeds offices in six states.

          Mapping

          MVP GIS is a multi-featured and easy-to-use Geographical Information System used by approximately fifty customers in several states. It is a complete suite of integrated products including third party products such as AutoCAD Map®, ArcView®, and Visible Survey®, as well as Manatron's Soil Calculation module and Manatron's ManaLink System. MVP GIS allows users to access their GIS database and obtain information such as land parcels, roads, subdivisions, parcel boundaries and school districts.

          AutoCAD Map® automates repetitive and time-consuming tasks such as drawing revisions. It delivers efficient production drawing tools, intelligent database technology, a high performance graphic engine, Windows® integration and other time-saving features. ArcView is a powerful, easy-to-use tool that brings geographical information to the desktop. It clearly displays, queries, summarizes and organizes data geographically. Visible Survey provides complete legal descriptions (COGO) and survey drafting in AutoCAD®.

          Manatron's Soil Productivity Module calculates the productivity of agricultural land. Manatron's ManaLink system connects directly (on a real-time basis) to Manatron's other products such as MVP Tax, MVP MIRRS, ProVal, County Delinquents and Permits to display data in an easy-to-read format. Owner names, addresses, property values and taxes can all be quickly displayed in conjunction with a map of the selected property. In addition, the system provides easy access to scanned documents, topographic data, aerial photography and digital photographs of properties. When using ArcView with ManaLink, the user can query and analyze data in just a matter of minutes. Selected information can be exported to various types of formats or be used with Crystal Reports® to create letters, labels, and user-defined reports. The Company's focus for its GIS offerings is to include tightly integrated GIS functionality within its MVP Product Suite as the market demonstrates a high demand for these features.

          GovernMax.com Products

          The GovernMax.com Division provides software products and services that facilitate access to public information or provide e-commerce on the Internet. Taxpayers, industry professionals and others with Internet access can now review current, formatted information relevant to their needs without leaving their home or office, twenty four hours a day, seven days a week. GovernMax's products are written using Microsoft's leading edge Internet technologies, which use a SQL Server database. These tools have enabled GovernMax to develop one of the fastest, fully featured web-based applications available for local government today. From custom themes and table-driven field labels, to multi-language support, GovernMax offers choices that will give a site the look and feel that customers desire.

          GovernMax currently has over 105 clients in 13 states. They host data for 81 of these clients, accounting for over 6 million parcels, with 29 of these clients utilizing the e-commerce feature of the systems. These customers have contracted for or are using one or more of the following GovernMax products.

PropertyMax - Provides access to property information
RecordsMax - Provides access to deeds, vital records and other information that is recorded
CourtMax - Provides access to non-confidential case docket and calendar information
CollectMax - Provides a collection system for online payment of property taxes and other fees
RevalMax - Allows new appraisal values to be accessed securely for taxpayer review
VoiceMax - Allows access to public information and services from a phone

          GovernMax hosts these applications for its customers in a highly secure, scalable, web farm with maximum redundancy. The web farm includes audited/monitored Internet security, physical access security, triple redundant power backup and access to the Internet via three different backbone providers for quick uptime and security.

          GovernMax distinguishes itself from many dot.com competitors by tying its Internet products to the "back-office" software applications running in the various jurisdictions, many of which were developed or provided by Manatron. This "end-to-end" solution minimizes errors and results in more accurate and up-to-date information via the Internet, bringing both the governmental units and the public/commercial consumer of the information closer together than ever before. This improved information access for the public or commercial users also frees the governmental units from their traditional roles of routinely helping them gather this information, which allows elected officials to focus their time and energy on improving the efficiency and effectiveness of other services.

          Financial Management Products

          Open Windows Series

          Manatron supports several legacy financial management systems.  The most widely used system is the Open Window Financial System, which was designed and developed by Manatron.  There are over 200 government entities using this system, which includes General Ledger, Accounts Payable, Receipting, Bank Reconciliation, Purchase Orders, Payroll, and a Treasurer's module.  In addition, Manatron has approximately 200 other customers using other character based legacy financial systems that were developed and supported by Manatron.

          Intuit Fundware

          On December 1, 2001 Manatron entered into a strategic partnership with American FundWare, Inc. to market, sell, implement, and support their financial management software.  American Fundware, Inc. is based in Denver, Colorado.  It has over 3,000 customers in the government and not-for-profit markets. Its financial management software, FundWare, has been rated first out of nineteen systems tested by the Non-Profit Financial Center.  Also, "CPA Software News" gave it a five-star rating.

          FundWare is industry-standard accounting software that delivers the unique functionality required by nonprofit and governmental organizations. FundWare addresses the special reporting and budgetary control requirements of organizations in the public sector, through a comprehensive suite of solutions, ensuring regulatory compliance with GASB, GAAFR, and GAAP. FundWare provides controls consistent with an organization's practices and policies and has a variety of other features which include:

•	Multiple Fund Management
•	Multiple Year Reporting Options
•	Advanced Allocation Functions
•	Precise Budget Control
•	Complete Security
•	Fixed Asset Management
•	External Data Integration
•	Decentralized Access
•	Advanced Payroll Functions
•	Powerful Scalability and Functionality
•	Easy Customization Without Custom Programming

          FundWare provides an extremely flexible chart of accounts design plus the ability to assign multiple attributes to every account for use in different groupings of accounts for different reporting purposes. Additionally, reports can be created for any user-defined period of time or customized by "fiscal year" for individual projects, grants, or contracts. FundWare's graphical interface is the result of twenty five years of experience and careful collaboration with its clients, resulting in a product designed to delight data entry personnel and management alike. An intuitive drag-and-drop report writer interface can be used to quickly create customized reports, or to use one of the more than 60 standard reports for immediate access to mission-critical financial data. All reports are formatted to work with a unique chart of accounts and can be modified to save time.

          FundWare's Budget Control module can be integrated with the Purchase Orders and Accounts Payable systems, to provide an early warning of any possible budget problems before the purchase is authorized. In addition, government organizations may activate the encumbrance feature built into Purchase Orders, while nonprofits may choose to use the "commitment" feature. Both of these options enhance an organization's ability to compare the budget not only to what has already been spent, but also to planned expenditures. FundWare excels at handling an organization's allocation needs. From simple allocations using a table of percentages to complex formulas for the redistribution of indirect costs across programs, grants, or contracts, the FundWare Allocation Management enhances recovery of indirect costs from funding sources. Through other partnerships Intuit Public Sector Solutions Division has developed, Manatron intends to market several other modules including Fixed Assets and Human Resources.

          American FundWare was acquired by Intuit, Inc. on June 1, 2002. It will now operate as Intuit Public Sector Solutions Division. Through other partnerships Intuit Public Sector Solutions Division has developed, Manatron can market several other modules including Fixed Assets and Human Resources.

          Utility Billing

          The Company has also developed utility billing software, which encompasses an integrated system from engineering through meter reading, billing, and accounting. The system accommodates water, sewer, gas, electric, garbage collection, and other related services. Utility billing also allows for an unlimited number of services per customer and can accommodate complicated electric rate tables. This software also supports hand-held reading devices, peak-to-peak billing, budget billing, and demand meters. The system can be used by small rural districts that tend to bill few services, as well as larger municipal customers that bill many types of services.

          Judicial Information Products

          Gavel and Writs

          The Company has developed flexible and user definable judicial information systems that are available for all levels of government and consist of the following modules: (i) Case Management; (ii) Court Accounting; (iii) Prosecution Management; (iv) Probation Tracking; (v) Jury Management; (vi) Child Support; and (vii) Voter Registration, which is described subsequently. In addition, the Company has added the capability of searching court dates through the Internet. The Case Management module encompasses civil, criminal, traffic fine, and court docket functions. The Court Accounting module tracks all fines, court costs, and bonds in addition to providing necessary reports to a governmental unit. The Prosecution Tracking module is a management record keeping and financial module for prosecutors in trial courts. The Probation Tracking module is a case tracking, record keeping, and financial system for probation departments. The Jury Management module facilitates the selection of jurors as well as payments to jurors for jury duty. The Child Support module provides for a complete financial accounting of divorce, paternity, and alimony cases, including Title IV-D reporting. The Voter Registration module oversees the legal record keeping requirements, jury selection, and maintenance of an unlimited voting history and can be integrated with imaging, which facilitates the storage of signatures. Each module can be used alone or can be interfaced with the other modules to produce a complete and thorough court management system.

          Visual Voter

          Manatron also offers a windows based voter registration system that runs in a client server environment. Using an industry standard, SQL compatible relational database, Visual Voter is easy to use and offers a robust set of features. It conforms to the requirements of the national voter registration act as well as state specific requirements. Visual Voters features include, but are not limited to reporting all county election record totals for a specific period, checking against felony conviction records, interacting with state systems for updates, activity, etc., handling all aspects of jury selection, including reporting, and assigning voters to the proper district, precinct, and polling location.

Services

          In connection with the installation of its "turn-key" systems, the Company provides ongoing hardware integration and maintenance, software support, project management, implementation services, conversions, training, and other customer services through regional offices described under the caption "Properties" below. The Company typically maintains an office in each region or state where it has a significant nucleus of customers, so it can more efficiently respond to their needs. Each regional office includes customer service personnel who are able to assist with the installation of the Company's "turn-key" systems and provide technical support on site before and after the installation. In addition, Company personnel respond on a daily basis to customer telephone inquiries regarding the use of Manatron systems. A number of these regional offices also are staffed with employees who are trained to identify and respond to customers' hardware and other technical inquiries.

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

          Through its Sabre Appraisal Division, Manatron provides mass revaluation appraisal services to local governments. The real estate services are a natural product extension for the Company, as many Manatron "turn-key" systems customers also contract periodically for mass appraisal services. Sabre is one of the largest vendors of mass appraisal services in the United States. A typical mass appraisal engagement is performed under a fixed-price contract over an 18 to 24 month time frame. Using the technology of its appraisal software products, Sabre has developed a flexible, innovative methodology for appraisal delivery, which enables it to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, computer analysis, and sound judgment of professional appraisers, Sabre assesses a value to each parcel of property in a jurisdiction. Sabre supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

Recent Acquisitions

          In June of 1999, Manatron acquired by merger all of the outstanding stock of ProVal Corporation, a 26-year old computer software company with headquarters in Springfield, Ohio. At the time of the acquisition, ProVal Corporation had revenues of approximately $1.5 million and had installed its PC-based, computer assisted mass appraisal (CAMA) software, trademarked as ProVal, in approximately 150 jurisdictions, in 16 states and in three Canadian provinces.

          In March of 2000, the U.S. Bankruptcy Court, Northern District of Texas, approved Manatron's bid for selected assets and certain contracts of Dallas-based CPS Systems, Inc ("CPS"). Manatron successfully bid for the Florida, Texas, Colorado, Oklahoma and North Carolina property tax, appraisal and integrated voice response software source code, software support and licensing agreements, and other related assets, such as contract deposits and accounts receivable at a public auction conducted by the Bankruptcy Trustee for CPS. At the time of acquisition, these operations had annual recurring revenues of approximately $2.3 million from approximately 60 customers, the majority of which were in Florida.

Sales and Marketing

          The Company primarily markets its products through a direct sales force out of its regional offices in Florida, Illinois, Indiana, Michigan, North Carolina, Ohio, and Pennsylvania. The Company also has a number of National Account Representatives, who market its products and service in other states. These Company sales and marketing personnel provide local government with Manatron-specific solutions, customized to their data processing and state specific needs. They also respond to requests for proposals.

          Manatron has developed a branding initiative under which its products can showcase their individual distinctiveness, yet maintain the look and corporate image of the Company. Manatron's marketing efforts are developed under this brand umbrella and include media advertising in select industry specific publications, targeted direct response sales generation programs and participation in tradeshows and conferences. The Company also develops user groups and provides industry and product research. The Company's sales and marketing personnel are also responsible for the development of product literature, presentations and seminars for prospects and customers. They also develop product specific newsletters and turn-key, income generating programs for the Company's Internet customers.

Customer Base

          The Company's customers are primarily county, city, and township governments in the United States. Revenue derived from Canada, which is the only other country in which the Company has customers, is less than 1% of the Company's total revenues. Currently, the Company has approximately 390 counties, 250 cities and 300 townships as customers. There are approximately 3,000 counties, 19,000 cities, and 16,000 townships in the United States. Within each of these governmental units, the Company generally works with elected officials such as tax collectors, auditors, treasurers, assessors, recorders, and clerks. The Company's sales are highly dependent on the quality of the relationships it has with these elected officials within each county, city, and township government as well as their demand for its products and services. The Company does not believe that the loss of any single customer would have a materially adverse effect on the Company; however, a material decline in the Company's sales to various governments could have such an effect. Allegheny County, Pennsylvania accounted for approximately 11% and 19% of total revenues in fiscal 2001 and 2000, respectively. However, in fiscal 2002, this customer accounted for less than 1% of the Company's total revenues.

Competition

          Competition for the Company's data processing systems, related services, and mass appraisal services is intense. The Company competes primarily on the basis of name recognition, financial stability, industry expertise, range of products, and reputation for providing good customer service.

          The Company's major competitors for both segments are generally small local software and service firms, which often are able to offer less expensive solutions or have developed long-term relationships with key governmental officials. Generally, these smaller firms can sell hardware and services at reduced amounts because of their small amount of overhead. The Company also competes with a number of larger national public companies such as Tyler Technologies, Associated Computer Systems, HTE, and ESRI. The Company could be adversely affected if a large computer manufacturer, technology or professional service firm such as IBM, Accenture, KPMG, EDS, Peoplesoft, etc. targets the local government market, or if any large property services or database company acquires, merges, or associates itself with a competing firm. Furthermore, applications software also is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products.

          Although state and local governments traditionally have lagged behind both the federal government and the private sector in computer automation, the application of microcomputer and personal computer technology to local governmental units recently has been subject to rapid development and change. The ability of the Company to develop new applications software programs utilizing modern technology is critical to its ability to compete successfully. Manatron regularly reviews and updates its software to meet the needs of its customers and to ensure that the software can be utilized in connection with the new technologies that are available.

          The most significant barriers to entry into the Company's market are industry expertise, relationships with customers or prospects, and personnel needed to develop software. Since software systems and services and appraisal services are not highly capital intensive, barriers to entry into these industries are relatively low. In addition, because there are now new tools and technologies available to speed up the development of software at reduced costs, increased price competition may be expected in the future.

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands, and the needs of its customers. Manatron emphasizes research and development and has been investing significant amounts of its revenue for the last three years to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to the design, development, testing and deployment of computer software. Systems programming and support expenses that were not capitalized were approximately $4.7 million, $4.6 million, and $3.6 million for the fiscal years ended April 30, 2002, 2001, and 2000, respectively. Certain software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" as described in the Notes to Consolidated Financial Statements contained in this Form 10-K. The amount of software capitalized increased by 188% from approximately $397,000 to $1,142,000 for the years ended April 30, 2001 and 2002, respectively due to increased development activities associated with the MVP and Internet products and the increased utilization of outsourced third-party developers in fiscal 2002.

          Manatron continued its investment in GovernMax, the Company's Internet division, during fiscal 2002 and, as a result, experienced record growth for the division. During fiscal 2002, GovernMax had new product and services sales of over $1.1 million and exceeded $1 million in revenue. The continual investment also produced new products and product features including VoiceMax. GovernMax's VoiceMax solution was released in November 2001 in Sarasota County Florida for the Sarasota County Tax Collector. The system allows phone access to tax information and the ability for the user to pay their property taxes over a phone line. During fiscal 2002, VoiceMax and CollectMax (GovernMax's Internet collection system) combined to process over 2,600 transactions accounting for over $4 million in property taxes. GovernMax also continued its investment and deployment of its proprietary "Reach-in" technology where data can be retrieved "live" over the Internet from a jurisdiction's operating database. Reach-in is currently being used to retrieve document images and current tax information as well as post payments real-time back into the operational databases of its clients.

          In fiscal 2002, the Company continued to invest heavily in its new, MVP product architecture. A major focus during the year was the continued development and deployment of MVP Tax. The Company made significant investments in the product, processes and staffing to meet the growing demand for the product and to ready the product for Florida, Ohio, and Pennsylvania and to stabilize it for Indiana. Substantial new features were added to the product including numerous features needed nationally.

          In addition, through the combined efforts of the ProVal and SMDA 2000 development teams, the Company has continued the development and improvement of its CAMA software products, including work on the newest ProVal releases, ProVal Plus and MVP CAMA, for Ohio. These efforts are also intended to more tightly integrate the Company's CAMA software offerings with its tax products.

          The result of this research and development is expected to be a robust, highly-scalable, feature-rich suite of products built on a common, reliable, scalable architecture centered around Microsoft's .NET platform. Through these efforts, the Company seeks to provide an outstanding product that it could deploy across its entire client-base. The Company remains committed to this ambitious and rewarding goal.

Suppliers

          The Company generally maintains more than one alternative supplier. All computers, peripherals, disks, printers, plotters, digitizers, operating system software, office automation software, and other equipment required by the Company presently are available from at least two sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. The Company has not experienced any significant supply problems.

Backlog

          At April 30, 2002, the Company's backlog of orders for hardware, software, and services (including mass real estate appraisal) was approximately $19.2 million, compared with approximately $20.7 million at April 30, 2001. This backlog value does not include recurring revenue associated with monthly, quarterly, and annual support and maintenance contracts, which accounted for approximately 35% and 31% of net revenues in fiscal 2002 and 2001, respectively. Backlog for the Company's software and services business can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns. Accordingly, a comparison of backlog from quarter to quarter is not necessarily informative and may not be indicative of eventual actual shipments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the Company's backlog of orders.

Intellectual Property

          The Company regards certain features of its operations, products and services to be confidential and proprietary and relies on measures such as contractual restrictions and trade secret laws to protect its intellectual property. Due to the rapid rate of technological development in the computer software industry, the Company believes that protection of intellectual property is less important than the knowledge, ability and experience of the Company's employees, frequency of improvements, and timeliness and quality of support services.

          The Company incorporates programming on software disks to make unauthorized duplication of the software more difficult. The Company typically licenses its software products under exclusive license agreements, which are generally non-transferable and have a perpetual term. The Company does not have any patents. The Company has registered certain trademarks and may apply for registration of additional trademarks at appropriate times in the future.

Environmental

          Due to the nature of the Company's business, compliance with federal, state, and local environmental laws and regulations governing discharges into the environment is not a significant issue nor is it expected to have a material effect upon future capital expenditures, earnings, or competitive position of the Company.

Employees

          As of June 30, 2002, the Company had 362 full-time employees, 21 duration employees, 29 temporary employees, and 9 part-time employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees.

          An approximate breakdown of the Company's full time employees is as follows:

Executive	6%
Administrative	10%
Development	20%
Sales and Marketing	5%
Service and Support	33%
Appraisal	26%
Total	100%
Item 2.	Properties

          The principal executive and administration offices are located in a building owned by Manatron in Portage, Michigan, which consists of approximately 25,000 square feet. Fifty percent of this building is owned by the Company. The Company's Software Systems and Services segment rents office and/or warehouse space in Florida, Illinois, Indiana, Michigan, Missouri, North Carolina, Ohio, and Pennsylvania. The Company's Appraisal Services segment rents office space in Ohio and New York. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 2002, totaled approximately $917,000.

          Management considers all of its offices to be well maintained, in good operating condition, and suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings.

          The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations. See Note 11 (Contingent Liabilities) to the Consolidated Financial Statements for additional information concerning legal proceedings involving the Company, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

Supplemental Item.          Executive Officers of the Registrant.

          Executive officers of the Company are generally elected by the Board of Directors at its organizational meeting following the annual meeting of shareholders and serve until their successors are elected and qualified.

          The following information includes the names and ages of the executive officers of the Company who are not directors as of the date of this Annual Report on Form 10-K, the officers' present position with the Company, and the business experience of the officers during the past five years.

          Mary Gephart (age 43) has been the Vice President of Human Resources and Administration since July of 2002. She joined the Company in 1994 as the Manager of Human Resources. Ms. Gephart served in that position until 1998 when she was promoted to Director of Human Resources. In July of 2000, Ms. Gephart was promoted to Vice President of Human Resources and in July of 2002, Administration was added to her title. She is primarily responsible for directing and coordinating human resources activities, such as employment, compensation, employee relations, benefits, training, and employee services.

          Krista L. Inosencio (age 28) was promoted to Chief Financial Officer in July of 2002. She joined the Company in March of 2000 as the Director of Accounting and Finance. Prior to joining the Company, Ms. Inosencio was employed by Arthur Andersen LLP, an accounting firm, and worked in the audit division from 1995 through 2000. She is primarily responsible for accounting, insurance, banking, purchasing, securities compliance and taxes.

          G. William McKinzie (age 36) has been Chief Operating Officer since July of 2002. He joined the Company in April 2002 as an Executive Vice President. Prior to joining Manatron, Mr. McKinzie served as Vice President of Information Services for Kellogg Company's International operations, based in Battle Creek, Michigan from 2001 to 2002. From 1996 through 2000, Mr. McKinzie also served as Vice President and Chief Information Officer of both Kellogg's European operations based in the United Kingdom and its Latin American operations based in Mexico. He is primarily responsible for product management, including marketing, support, pricing and strategy.

          Early L. Stephens (age 39) has served as Chief Technology Officer since June of 1996 when he rejoined the Company. He originally joined the Company in 1986 and worked as a programmer/analyst until 1988. From 1988 until June of 1996, Mr. Stephens was a Project Manager in the Management Information Systems department at Western Michigan University where he successfully led the migration from legacy software applications to client/server and web-based applications. He is primarily responsible for all software product development and the establishment of technology standards for the Company's products and services.

PART II

Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters.

          Manatron's common stock is traded over-the-counter and is regularly quoted on the Nasdaq SmallCap Market under the symbol "MANA."

          The following table shows the range of high and low bid information reported by the Nasdaq SmallCap Market for the years ended April 30, 2002 and 2001:

	2002		2001
Quarter	Low	High	Low	High

May - July	$3.15	$5.44	$5.63	$9.19
August - October	2.35	4.53	4.13	6.50
November - January	2.78	4.75	2.56	5.16
February - April	3.38	4.25	2.75	5.13

          These over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

          The Company historically has not paid cash dividends. The Company has, however, distributed 5% stock dividends in 1992, 1993, and 1994. The Company currently does not anticipate paying cash or stock dividends on its common stock in the foreseeable future, but instead intends to retain its earnings, if any, for the operation and expansion of the Company's business.

          As of July 1, 2002, the Company's common stock was held by approximately 1,300 shareholders, 235 of which were record holders.

Item 6.	Selected Financial Data.

          The following table sets forth selected financial data of the Company and its subsidiary for the fiscal years ended April 30, and has been derived from and should be read in connection with the Company's Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K or in Form 10-K's previously filed by the Company.

Five-Year Operating and Financial Summary

For the Year Ended April 30:	2002	2001	2000	1999	1998

Net revenues	$41,131,718	$41,126,586	$43,645,377	$37,549,264	$24,791,881

Gross profit	15,332,683	13,477,302	14,586,455	13,005,142	9,473,074

Income (loss) from
operations	603,059	(860,947)	2,079,630	1,251,840	402,840

Net income (loss)	227,714	(940,630)	1,603,845	1,304,570	313,771

Basic earnings (loss)
per share	.06	(.27)	.49	.45	.11

Diluted earnings
(loss) per share	.06	(.27)	.45	.41	.11

At April 30:

Cash and equivalents	5,648,184	700,840	608,062	6,511,266	1,613,669
Total assets	27,851,272	25,851,143	26,724,725	23,228,429	15,863,076
Long-term debt	0	0	0	50,000	125,000
Book value per share	3.11	2.95	3.26	2.28	1.80

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following section provides a narrative discussion about Manatron's financial condition, changes in financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

          Management's discussion and analysis of its results of operations and financial condition are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, bad debts, long-term service contracts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

          The Company maintains allowances for doubtful accounts, including billed retainages, which are provided at the time the revenue is recognized. The Company also provides for reserves on revenues earned in excess of billings and retainages on long-term contracts. Because of the nature of its customers, which are predominantly governmental entities, the Company does not generally incur losses resulting from the inability of its customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services provided and request a reduction to the aggregate contract price. While the Company engages in extensive product and service quality programs and processes, the Company's allowances for such contract price reductions are continually monitored by management. In connection with its customer contracts and the related adequacy of its reserves and measures of progress towards completion, the Company's project managers are charged with the responsibility of continually reviewing the status of each customer on a specific contract basis. In addition, management reviews on a quarterly basis significant past due account receivables and the related adequacy of the Company's reserves.

          For software arrangements that include customization of the software which is considered essential to its functionality and for real estate appraisal outsourcing projects, the Company recognizes revenue and profit as the work progresses using the percentage-of-completion method. This method relies on estimates of total expected contract revenue, billings and collections and expected contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. At times, the Company performs additional and/or non-contractual services for little to no incremental fee, to satisfy the customers expectations. Recognized revenues and profit are subject to revisions such as the type just described as the contract progresses to completion. Revisions to future profit estimates are charged to income in the period in which the facts that give rise to the revision first become known.

          The Company evaluates the carrying amounts of tangible and intangible assets annually to determine if they may be impaired. If the carrying amounts of the assets are not recoverable based upon undiscounted cash flow analysis, they are reduced by the estimated shortfall of fair value compared to the recorded value.

Results of Operations:  Fiscal Year 2002 Compared to Fiscal Year 2001

          Net revenues of $11,424,743 and $41,131,718 for the three and twelve months ended April 30, 2002, were comparable to the net revenues of $11,412,226 and $41,126,586 that were reported for the three and twelve months ended April 30, 2001. However, the prior year three and twelve month revenues included $925,000 and $1,850,000, respectively, of non-recurring retention revenue associated with

Allegheny County (Pittsburgh) described below. When these amounts are excluded, net revenues actually increased by 9% and 5% for the three and twelve months ended April 30, 2002, respectively, over the prior year comparable periods. Net revenues generally include software license fees, hardware sales, forms and supplies sales, and various related services, such as mass real estate appraisals (revaluations), software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing.

          Excluding the $925,000 and $1,850,000 of retention revenue noted above, Appraisal Service segment net revenues have decreased by approximately 18% and 21% for the three and twelve months ended April 30, 2002, in comparison to the three and twelve months ended April 30, 2001. The Allegheny County project accounted for 2% of the Appraisal Service segment's net revenues for the year ended April 30, 2002 in comparison to 30% for the year ended April 30, 2001. The Company's backlog for appraisal services at April 30, 2002, decreased by approximately $5.6 million to $5.8 million compared to approximately $11.4 million at April 30, 2001. Both the decrease in current year revenues and backlog are due primarily to the wind down of the $24 million Allegheny County contract and the cyclical nature of this business. In particular, the Ohio market is on a six-year cycle and the Allegheny County project was an unusually large and non-recurring contract. While the Company has been actively pursuing new business to replenish the backlog for appraisal services, its efforts are being confined to its traditional markets in Ohio, Indiana, and Pennsylvania where it has historically had a more profitable execution rate.

          As noted in the prior year, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of uncertainty regarding their ultimate collection associated with the political nature of this segment. Typically, the end result of appraisal service contracts is increased property valuations and taxes for many county constituents, which results in additional work on the back end of these contracts to defend challenged values. During the three and twelve months ended April 30, 2001, the Company collected and recognized approximately $925,000 and $1,850,000, respectively, of retention revenue on the Allegheny County project. As of April 30, 2002 and 2001, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was approximately $777,000 and $869,000, respectively. As of April 30, 2002 and 2001, the total reserve against retainage revenue remaining under the Allegheny County project was approximately $418,000 and $260,000, respectively. The Company continues to believe it is appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of services since certain officials at Allegheny County have continually contested the payment of such amounts and their ultimate collection is pending an order from the judge who initially ordered the reassessment.

          Software Systems and Services segment revenues increased by approximately 21% and 18% for the three and twelve months ended April 30, 2002, versus the prior year comparable periods. This growth is primarily attributable to the execution of a number of new MVP Tax and MVP Tax Manager software contracts in the Florida, Indiana, and Ohio regions as well as a number of new ProVal contract executions in the Indiana region. In addition, overall business has picked up given that the prior year was negatively impacted by the national election and the post-Y2K slowdown.

          Cost of revenues of $6,987,375 for the three months ended April 30, 2002 decreased 4.2% compared to $7,291,356 for the three months ended April 30, 2001. Annual cost of revenues decreased by 6.7% from $27,649,284 in the prior fiscal year to $25,799,035 for the year ended April 30, 2002. These decreases are primarily due to the reduction in appraisal service revenues noted above. Cost of revenues for the current year were adversely effected by approximately $1 million due to a number of appraisal service contracts in the Northeast that were not completed on time or on budget. However, there still was an 8% improvement in gross margins for both the three and twelve-month periods ended April 30, 2002 over the comparable prior year periods, when the impact of the Allegheny retention revenue mentioned above is excluded, as the costs associated with these revenues were incurred in prior periods. This is due to a favorable shift in the mix of revenues from appraisal services to software and services. Software license fees typically yield a higher gross margin than appraisal services revenues and have become a larger portion of total revenues, year over year.

          Selling, general, and administrative expenses have increased by approximately 9% to $4,089,952 for the three months ended April 30, 2002 compared to $3,736,722 for the three months ended April 30, 2001. Selling, general, and administrative expenses have increased 2.7% from $14,338,249 for the twelve months ended April 30, 2001 to $14,729,624 for the twelve months ended April 30, 2002. These increases are primarly due to increases in workers' compensation premiums, salary increases, a ramp up in sales and marketing activities and higher sales commissions over the prior year comparable period.

          As a result of the factors noted above, the Company reported substantial improvements in its operating income. Excluding the impact of the retention revenue noted above, operating income increased $888,268 for the three months and $3,314,006 for the twelve months ended April 30, 2002. Net interest income for the twelve months ended April 30, 2002, was approximately $55,000 compared to net interest expense of $254,000 for the twelve months ended April 30, 2001. This improvement is directly related to the reduction in the Company's bank borrowings and increase in cash balances.

          The Company's provision for federal income taxes generally fluctuates with the level of pretax income. The effective tax rate for both the three and twelve month periods ended April 30, 2002 was approximately 64%. This effective tax rate is substantially higher than the statutory rate of 34% primarily because of the large amount of non-deductible goodwill amortization related to certain of the Company's acquisitions relative to the level of pretax income.

          As a result of the factors noted above, the Company reported a $111,360 increase in its net income to $151,223 or $.04 per diluted share for the three months ended April 30, 2002, compared to $39,863 or $.01 per diluted share for the comparable period in the prior fiscal year. In addition, the Company reported a $1,168,344 increase in its net income of $227,714 or $.06 per diluted share for the year ended April 30, 2002, versus a net loss of $940,630 or $.27 per diluted share for the year ended April 30, 2001. Diluted weighted average outstanding common shares increased by approximately 328,000 shares for the twelve months ended April 30, 2002, compared to the prior year. This increase was primarily due to the fact that potentially dilutive shares were excluded from the earnings per share calculations in the prior year due to the net loss that was reported.

Results of Operations:  Fiscal Year 2001 Compared to Fiscal Year 2000

          Net revenues of $11,412,226 for the three months ended April 30, 2001, increased 5.2% over the net revenues of $10,848,579 that were reported for the fourth quarter in fiscal 2000. Net revenues of $41,126,586 for the twelve months ended April 30, 2001, were 5.8% lower than the $43,645,377 of net revenues that were reported for the twelve months ended April 30, 2000. The components of revenues were essentially the same as noted for fiscal 2002.

          Excluding the Allegheny County retention revenue discussed below, Appraisal Service segment revenues decreased by approximately 32% and 26%, respectively, for the three and twelve months ended April 30, 2001, in comparison to the three and twelve months ended April 30, 2000. These decreases were primarily attributed to the cyclical nature of the appraisal services market and the wind down of the Allegheny County project, which was substantially completed as of April 30, 2001. The Allegheny project accounted for 11% of the Company's net revenues for the year ended April 30, 2001 in comparison to 19% for the year ended April 30, 2000. In addition, the Company had a few jobs on the East Coast that were behind schedule and, accordingly, the related revenues were lower than initially anticipated. The Company's backlog for appraisal services at April 30, 2001, decreased by approximately $3.5 million to $11.4 million compared to approximately $14.9 million at April 30, 2000.

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

          Software Systems and Services segment revenues increased by approximately 19% for the three months ended April 30, 2001 versus the fiscal 2000 comparable quarter; however, they were flat for the year ended April 30, 2001 in comparison with fiscal 2000. The growth in the fourth quarter was attributed to the execution of various MVP Tax contracts in Indiana. Revenues associated with hardware and software sales declined in aggregate over the prior year due to a significant reduction in new sales due to the fact that 2000 was an election year for many of our customers. In addition, many local government officials scaled back their systems spending following all of the Y2K upgrades that took place in the prior year. Growth in recurring software support, primarily attributable to the CPS acquisition, allowed the Company's revenues to remain comparable overall with prior year revenue levels.

          Cost of revenues of $7,291,356 for the three months ended April 30, 2001, increased 2.8% compared to $7,093,056 for the three months ended April 30, 2000. Annual cost of revenues decreased by 4.9% from $29,058,922 in fiscal 2000 to $27,649,284 for the year ended April 30, 2001. These changes were primarily due to the movement in net revenues noted above. Margins between years were comparable at 33%. However, when you exclude the $925,000 of retention revenue recognized during the three months ended April 30, 2001, and $1,850,000 of retention revenue recognized during the year ended April 30, 2001, gross margin declined by approximately 4% to approximately 30% for both the three and twelve months ended April 30, 2001. This decrease was primarily related to the fixed nature of labor costs, which do not fluctuate immediately with declined revenue levels.

          Selling, general, and administrative expense increased by approximately 11.8% to $3,736,722 for the three months ended April 30, 2001 compared to $3,342,500 for the three months ended April 30, 2000. Selling, general, and administrative expenses increased 14.6% from $12,506,825 for the twelve months ended April 30, 2000 to $14,338,249 for the twelve months ended April 30, 2001. These increases were due to a full year of goodwill amortization and overhead costs associated with the CPS Systems acquisition, significant investments in research and development, a decreasing trend in capitalized software development costs and increased sales and marketing activities. Also, Manatron experienced higher personnel-related costs in the fourth quarter because of a number of new hires to handle the additional software business and higher-than-usual workers' compensation and health insurance expenses, which Manatron partially self-funds. The amount of software capitalized declined by 54% from approximately $870,000 to $397,000 for the years ended April 30, 2000 and 2001, respectively. Finally, deferred compensation expense increased from approximately $324,000 to $394,000 for the twelve months ended April 30, 2001, as a result of restricted stock grants in fiscal 2001, including those associated with the Manatron, Inc. Executive Stock Plan of 2000, which was approved at the 2000 Annual Shareholders' meeting.

          As a result of the factors noted above, the Company reported slightly lower operating income of $384,148 for the three months ended April 30, 2001, versus operating income of $413,023 for the three months ended April 30, 2000. For the year ended April 30, 2001 a net operating loss of $860,947 was reported versus operating income of $2,079,630 for fiscal 2000.

          Interest expense increased from $41,712 for the year ended April 30, 2000 to $331,844 for the year ended April 30, 2001 due to the use of cash and debt required to fund operations in fiscal 2001, the acquisitions of CPS Systems, Inc. and ProVal Corporation, and the purchase of a new corporate office building in fiscal 2000.

          As noted previously, the Company's provision for federal income taxes generally fluctuates with the level of pretax income. In addition, the effective tax rate generally is impacted because of non-deductible goodwill amortization related to the Company's acquisitions. However, in fiscal 2001, the Company recorded a credit for federal taxes of $174,000 due to the net loss position for that year.

          As a result of the factors noted above, the Company reported a 87.7% decrease in its net income to $39,863 or $.01 per diluted share for the three months ended April 30, 2001, versus income of $322,800 or $.09 per diluted share for the comparable period in the fiscal 2000. In addition, the Company reported a net loss of $940,630 or $.27 per diluted share for the year ended April 30, 2001, versus income of $1,603,845 or $.45 per diluted share for the year ended April 30, 2000.

Quarterly Results

          The following table sets forth selected unaudited quarterly financial data for the last eight quarters:

	Fiscal 2002				Fiscal 2001

	July 31, 2001	October 31, 2001	January 31, 2002	April 30, 2002	July 31, 2000	October 31, 2000	January 31, 2001	April 30, 2001

Net revenues	$9,379,530	$10,194,901	$10,132,544	$11,424,743	$10,065,506	$9,363,251	$10,285,603	$11,412,226

Gross profit	3,411,957	3,681,989	3,801,369	4,437,368	2,973,621	2,776,081	3,606,730	4,120,870

Operating income (loss)	45,807	82,661	127,175	347,416	(495,939)	(1,202,634)	453,478	384,148

Net income (loss)	27,740	10,355	38,396	151,223	(342,107)	(870,366)	231,980	39,863

Basic earnings (loss) per share	..01	..00	..01	..04	(.10)	(.25)	..07	..01

Diluted earnings (loss) per share	..01	..00	..01	..04	(.10)	(.25)	..06	..01

EBITDA	589,210	632,342	694,885	964,346	100,625	(616,579)	1,051,958	948,636

Cash and equivalents	810,401	1,240,929	2,006,600	5,648,184	260,682	138,482	1,454,926	700,840

Financial Condition and Liquidity

          Working capital of $4,282,791 at April 30, 2002, has increased by 62% compared to the $2,648,259 that was reported at April 30, 2001. These levels reflect current ratios of 1.28 and 1.18, respectively. The improvement in both working capital and the current ratio is primarily due to an increase in cash flows from operations, which was utilized to repay all bank borrowings.

          Shareholders' equity at April 30, 2002, increased by $1,282,744 to $12,423,266 from the balance reported at April 30, 2001. This was due to $227,714 of net income, $100,855 of employee stock purchases, $150,621 of stock issued to the 401(k) plan (see note 6), $325,338 of deferred compensation expense and $478,216 of stock issued or to be issued in connection with the post-merger earn out agreement related to the ProVal acquisition (see note 10) for the year ended April 30, 2002. As a result, book value per share increased to $3.11 as of April 30, 2002, from $2.95 at April 30, 2001.

          The nature of the Company's business is generally not property or equipment intensive. Net capital expenditures of approximately $621,000 for the year ended April 30, 2002, were 30% higher than the prior year amount of $477,000 primarily because the Company's cash flow position was substantially improved in fiscal 2002. Several new employees were hired who needed equipment and many existing employees received upgrades or new equipment. Current year and prior year expenditures relate primarily to the purchase of computer hardware and software for the Company's technical and support personnel.

          Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent on meeting certain funded debt to EBITDA levels. As of April 30, 2002, the Company was eligible for the full $6 million of borrowings. In addition, the Company had a $1.4 million installment note with required monthly payments of $100,000 commencing January 1, 2001, at the prime rate of interest less .25%. As of April 30, 2002, the Company had no borrowings outstanding under its $6 million line of credit and had fully repaid the installment note payable prior to its maturity. The Company anticipates that the line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

          The Company cannot determine precisely the effect of inflation on its business. The Company continues, however, to experience relatively stable costs for its inventory and equipment as the computer hardware market is very competitive. The Company anticipates that inflationary price increases related to labor and overhead will have a negative effect on cash flow and net income to the extent that the increases cannot be offset through improved productivity and price increases.

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

          The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of April 30, 2002, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

          Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned 'Forward-Looking Statements' in Item 7 of this Form 10-K Annual Report for a discussion of the limitations on the registrant's responsibility for such statements.

Item 8.	Financial Statements and Supplementary Data.

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K, which is incorporated herein by reference and in Item 7 of this Annual Report, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Because of the indictment by the Justice Department in connection with the Enron audit, the Company dismissed its independent auditors, Arthur Andersen LLP ("Arthur Andersen") and engaged the services of Ernst & Young LLP ("Ernst & Young") as its new independent auditors. The change in auditors was approved by the Board of Directors of the Company and was effective as of May 6, 2002. As a result, Ernst & Young has audited the consolidated financial statements of the Company and its subsidiary for the fiscal year ending April 30, 2002.

          Arthur Andersen's reports on the Company's consolidated financial statements for the fiscal years ended April 30, 2001, and April 30, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended April 30, 2001, and April 30, 2000, and through the date of this Form 8-K (the "Relevant Period"), there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's consolidated financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

          The Company provided a copy of the foregoing statements to Arthur Andersen and Exhibit 16 references Arthur Andersen's letter to the Securities and Exchange Commission, dated May 10, 2002, stating its agreement with such statements.

          During the Relevant Period, neither the Company nor anyone acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

          The Company has not been able to obtain, after reasonable efforts, the re-issued report or consent of Arthur Andersen related to the 2001 and 2000 consolidated financial statements. Therefore, a copy of their previously issued report is included with this Form 10-K. See Exhibit 23(b) for additional information concerning Arthur Andersen's consent.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 10, 2002, is incorporated herein by reference. The information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 10, 2002, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The following table summarizes securities issued and to be issued under the Company's equity compensation plans as of April 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders(1)	723,054	$4.42	192,536

Equity compensation plans not approved by shareholders(2)	--	Not applicable	88,500

Total	723,054	$4.42	281,036

________________________

(1) Consists of the Manatron, Inc. Restricted Stock Plan of 1987, the Manatron, Inc. Restricted Stock Plan of 1998, the Manatron Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan, the Manatron Inc. 1995 Long-Term Incentive Plan, the Manatron, Inc. Stock Incentive Plan, and the Manatron, Inc. Executive Stock Plan of 2000.

(2) Consists of the Manatron, Inc. Restricted Stock Plan of 2000.

Restricted Stock Plan of 2000

          The Manatron, Inc. Restricted Stock Plan of 2000 was not approved by the Company's shareholders. This plan provides for the grant of restricted stock to certain employees of the Company, including software development employees and other technical-related employees. The purposes of the plan are to provide employees of the Company and its subsidiaries with an increased incentive to make significant contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interests of employees with the interests of the Company's shareholders through the opportunity for increased stock ownership, and to attract, reward and retain employees. The plan further is intended to provide flexibility to the Company in structuring its long-term incentive compensation to best promote these objectives. Directors and officers are not eligible to participate in the plan.

Grant

          The Company's Stock Option Committee has the power to select the participants who will participate in the plan and sets the terms and conditions of the plan, including the length of the restrictions of a participant's awards, based upon the recommendations of the Company's Chief Executive Officer. The terms and conditions of awards under the plan may vary among participants. No payment is required from a participant for an award of restricted stock.

Termination of Employment

          If a participant ceases to be an employee of the Company or a subsidiary for any reason other than death, total disability, or any other reason that may be determined by the Stock Option Committee, any shares of restricted stock still subject to restrictions on the date of termination automatically are forfeited and must be returned to the Company.

Transferability

          General. Unless the Stock Option Committee otherwise consents or unless the terms of the restricted stock agreement provide otherwise, shares of restricted stock may not be sold, exchanged, transferred, pledged or otherwise disposed of by a participant while it is still restricted ("Restricted Period") other than to the Company pursuant to the provisions regarding termination of employment or by will or the laws of descent and distribution.

          Forfeiture to the Company. If any sale, exchange, transfer, pledge or other disposition, voluntary or involuntary, of restricted stock that is still in the Restricted Period is made or attempted, except as permitted by the plan, the participant's right to the restricted stock will immediately cease and terminate, and the participant must promptly forfeit and surrender to the Company all of the restricted tock.

          Resale. The participants in this plan must agree not to resell or redistribute the restricted stock after the Restricted Period except upon such conditions as the Company reasonably may specify to ensure compliance with federal and state securities laws.

          Other Restrictions. Under the terms of this plan, the Stock Option Committee may impose other restrictions on any restricted stock as it deems advisable.

Rights of Holders

          During the Restricted Period, a participant in this plan has all the rights of a shareholder, including the right to vote, the right to receive all cash dividends paid to such restricted stock, and the right to participate in any stock dividend, stock split, recapitalization or other adjustment in the common stock.

Amendment Or Termination

          The Board of Directors may terminate or amend this plan at any time, provided that no amendment may impair any outstanding restricted stock without the consent of the participant. No termination, amendment or modification of this plan shall become effective with respect to restricted stock previously granted under the plan without the prior written consent of the participant holding the restricted stock unless the amendment or modification operates solely to the benefit of the participant.

          The information contained under the caption "Voting Securities," "Ownership of Common Stock," and "Securities Ownership of Management" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 10, 2002, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

          The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 10, 2002, is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 14(a)(1).          List of Financial Statements. The following report, Consolidated Financial Statements of the Company, and notes thereto are filed as a part of this report:

•	Report of Ernst & Young LLP, Independent Auditors, dated July 2, 2002

•	Report of Arthur Andersen LLP, Independent Public Accountants, dated July 9, 2001

•	Consolidated Balance Sheets as of April 30, 2002 and April 30, 2001
•	Consolidated Statements of Operations for the years ended April 30, 2002, 2001, and 2000

•	Consolidated Statements of Shareholders' Equity for the years ended April 30, 2002, 2001, and 2000

•	Consolidated Statements of Cash Flows for the years ended April 30, 2002, 2001, and 2000

•	Notes to Consolidated Financial Statements

Item 14(a)(2).          Financial Statement Schedules. Not applicable.

Item 14(a)(3).          List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

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

4.4	Letter Agreement between Manatron, Inc. and Comerica Bank, dated May 17, 2002.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

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

Exhibit Number	Description

10.6	Manatron, Inc. Executive Incentive Plan for 2001.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2001.

10.7	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.8

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.9

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.10	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.11

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999 and incorporated herein by reference.

10.12

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000 and incorporated herein by reference.

10.13	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000 and incorporated herein by reference.

10.14	Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996.*

10.15	Employment Agreement between Manatron, Inc. and Early L. Stephens, dated March 21, 2002.*

10.16	Employment Agreement between Manatron, Inc. and Krista L. Inosencio dated July 17, 2002.*

10.17	Employment Agreement between Manatron, Inc. and George William McKinzie dated March 21, 2002.*

10.18	Employment Agreement between Manatron, Inc. and Mary N. Gephart dated July 17, 2002.*

Exhibit Number	Description

16

Letter from Arthur Andersen LLP regarding change in certifying accountant. Previously filed as an exhibit to the Company's Form 8-K Current Report dated May 10, 2002, and incorporated herein by reference.

21	Subsidiaries of Registrant.

23(a)	Consent of Ernst & Young LLP.

23(b)	Information Concerning Consent of Arthur Andersen LLP.

24	Powers of Attorney.

________________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 510 East Milham Road, Portage, Michigan 49002.

Item 14(b)          Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the quarter ended April 30, 2002.

Date of Report	Filing Date	Item(s) Reported

April 10, 2002	April 11, 2002

This Form 8-K reported the dismissal of a lawsuit brought by the Controller of Allegheny County, Pennsylvania against the Company. No financial statements were included or required to be included in this Form 8-K.

March 14, 2002	March 15, 2002	*This Form 8-K included a press release announcing a 19% increase in software-related revenues for fiscal 2002's third quarter. Financial information was included in this Form 8-K.

February 25, 2002	March 15, 2002

This Form 8-K announced the filing of a lawsuit by the City of Branford, Connecticut against Liberty Mutual Insurance Company, the Company's surety, alleging, among other things, the breach of a bond contract, for which Liberty Mutual Insurance Company expects the Company to reimburse it. No financial statements were included or required to be included in this Form 8-K.

          *This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANATRON, INC.

Dated: July 25, 2002	By /s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer, and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul R. Sylvester	Date: July 25, 2002
Paul R. Sylvester President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Krista L. Inosencio	Date: July 25, 2002
Krista L. Inosencio Chief Financial Officer (Principal Financial and Accounting Officer)

*	Date: July 25, 2002
Randall L. Peat, Chairman of the Board

*	Date: July 25, 2002
Richard J. Holloman, Director

	*	Date: July 25, 2002
Stephen C. Waterbury Director

	*	Date: July 25, 2002
Harry C. Vorys Director

	*	Date: July 25, 2002
Gene Bledsoe Director

	*	Date: July 25, 2002
Allen F. Peat Director

	*	Date: July 25, 2002
W. Scott Baker Director

*By	/s/ Paul R. Sylvester	Date: July 25, 2002
Paul R. Sylvester Attorney-in-Fact

APPENDIX A

MANATRON, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of Manatron, Inc.:

          We have audited the accompanying consolidated balance sheet of Manatron, Inc. and subsidiary as of April 30, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manatron, Inc. and subsidiary at April 30, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 2, 2002

COPY

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS(1)

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

/s/ Arthur Andersen LLP

Grand Rapids, Michigan
July 9, 2001

(1)          We have not been able to obtain, after reasonable efforts, the re-issued report of Arthur Andersen LLP related to the 2001 and 2000 consolidated financial statements. Therefore, we have included a copy of their previously issued report. See Item 9 and Exhibit 23(b) for further information.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

ASSETS	2002	2001

CURRENT ASSETS:
Cash and equivalents	$5,648,184	$700,840
Accounts receivable less allowances of
$1,430,000 in 2002 and $1,286,000 in 2001	7,827,916	8,740,648
Federal income tax receivable	--	935,000
Revenues earned in excess of billings and
retainages on long-term contracts	1,373,130	2,386,926
Unbilled retainages on long-term contracts	1,063,960	1,583,951
Notes receivable	1,431,386	1,066,064
Inventories	381,726	245,995
Deferred tax assets	1,649,000	1,453,000
Other current assets	335,495	216,456

Total current assets	19,710,797	17,328,880

NET PROPERTY AND EQUIPMENT	2,467,244	2,702,799

OTHER ASSETS:
Notes receivable, less current portions	413,702	680,022
Computer software development costs,
net of accumulated amortization	1,285,750	950,283
Goodwill, net of accumulated amortization	3,962,326	4,138,561
Other, net	11,453	50,598

Total other assets	5,673,231	5,819,464

	$27,851,272	$25,851,143

LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES:
Installment note payable	$--	$1,000,000
Line of credit borrowings	--	2,564,286
Accounts payable	1,320,470	1,152,605
Billings in excess of revenues earned
on long-term contracts	2,234,647	1,319,406
Billings for future services	8,010,686	5,748,132

Accrued liabilities:
Payroll and employee benefits	2,255,954	2,160,153
Income taxes	974,645	275,949
Other	631,604	460,090

Total current liabilities	15,428,006	14,680,621

DEFERRED INCOME TAXES	--	30,000

SHAREHOLDERS' EQUITY:
Preferred stock, no par value,
2,000,000 shares authorized, none issued	--	--
Common stock, no par value, 7,500,000
shares authorized, 3,901,963 and
3,779,809 shares issued and outstanding
at April 30, 2002 and 2001, respectively	10,881,550	10,495,883
Common stock pending issuance, 93,903 shares	376,550	--
Retained earnings	2,359,296	2,131,582
Deferred compensation	(1,194,130)	(1,486,943)

Total shareholders' equity	12,423,266	11,140,522

	$27,851,272	$25,851,143

The accompanying notes are an integral part of these consolidated balance sheets

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,

	2002	2001	2000
NET REVENUES:

Software licenses	$5,655,452	$4,017,594	$4,771,986
Professional services (including mass appraisal)	32,841,111	33,644,827	33,732,258
Hardware and supply sales	2,635,155	3,464,165	5,141,133

Total net revenues	41,131,718	41,126,586	43,645,377

COST OF REVENUES:

Software licenses	1,378,546	1,440,608	2,031,658
Professional services	22,387,209	23,935,989	23,078,047
Hardware and supply sales	2,033,280	2,272,687	3,949,217

Total cost of revenues	25,799,035	27,649,284	29,058,922

Gross profit	15,332,683	13,477,302	14,586,455

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,729,624	14,338,249	12,506,825

Income (loss) from operations	603,059	(860,947)	2,079,630

OTHER INCOME (EXPENSE):
Interest expense	(48,503)	(331,844)	(41,712)
Interest income and other, net	103,158	78,161	305,927
	54,655	(253,683)	264,215
Income (loss) before provision (credit) for federal income taxes	657,714	(1,114,630)	2,343,845

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES	430,000	(174,000)	740,000

NET INCOME (LOSS)	$227,714	$(940,630)	$1,603,845

BASIC EARNINGS (LOSS) PER SHARE	$.06	$(.27)	$.49

DILUTED EARNINGS (LOSS) PER SHARE	$.06	$(.27)	$.45

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

	Common Stock	Common Stock Pending Issuance	Retained Earnings	Deferred Compensation	Unearned ESOP Shares	Total Shareholders' Equity

BALANCE AT APRIL 30, 1999	$5,672,530	--	$1,468,367	$(232,052)	$(125,000)	$6,783,845
Net income	--	--	1,603,845	--	--	1,603,845
Repurchase of 7,315 shares by the Company	(49,819)	--	--	--	--	(49,819)
Issuance of 251,590 shares under employee stock plans and tax benefit from stock option exercises	1,042,976	--	--	(192,758)	--	850,218
Amortization of deferred compensation	97,744	--	--	125,934	100,000	323,678
Issuance of 300,000 shares
related to ProVal acquisition	1,944,000	--	--	--	--	1,944,000

BALANCE AT APRIL 30, 2000	8,707,431	--	3,072,212	(298,876)	(25,000)	11,455,767
Net loss	--	--	(940,630)	--	--	(940,630)
Issuance of 69,864 shares under employee stock plans and tax benefit from stock option exercises	1,754,531	--	--	(1,522,911)	--	231,620
Amortization of deferred compensation	33,921	--	--	334,844	25,000	393,765

BALANCE AT APRIL 30, 2001	10,495,883	--	2,131,582	(1,486,943)	--	11,140,522
Net income	--	--	227,714	--	--	227,714
Issuance of 39,955 shares
under employee stock plans
and tax benefit from stock
option exercises	133,380	--	--	(32,525)	--	100,855
Amortization of deferred compensation	--	--	--	325,338	--	325,338
Issuance of 39,224 shares to the
Company 401(k) plan	150,621	--	--	--	--	150,621
Issuance of 32,275 shares related
to ProVal acquisition	101,666	--	--	--	--	101,666
Pending issuance of 93,903 shares related to ProVal acquisition	--	376,550	--	--	--	376,550

BALANCE AT APRIL 30, 2002	$10,881,550	$376,550	$2,359,296	$(1,194,130)	$--	$12,423,266

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$227,714	$(940,630)	$1,603,845
Adjustments to reconcile net income (loss) to net cash and equivalents provided by (used for) operating activities:
Loss (gain) on sale of assets	28,011	7,435	(139,632)
Depreciation and amortization expense	2,277,724	2,345,587	2,037,233
Deferred income taxes	(226,000)	529,786	(94,799)
Amortization of deferred compensation	325,338	393,765	323,678
Issuance of shares to the 401(k) plan	150,621	--	--
Tax benefit from stock option exercises	9,022	27,000	298,000
Decrease (increase) in current assets:
Accounts and notes receivable	547,410	(808,930)	(3,077,021)
Federal income tax receivable	935,000	(935,000)	--
Revenues earned in excess of billings and retainages and unbilled retainages on long-term contracts	1,533,787	(145,990)	96,041
Inventories	(135,731)	117,593	51,753
Other current assets	(119,039)	(45,496)	212,757
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	1,133,876	(1,735,453)	(1,379,256)
Billings in excess of revenues earned on long-term contracts	915,241	(1,738,128)	(250,606)
Billings for future services	2,262,554	88,172	(544,864)

Net cash and equivalents provided by (used for) operating activities	9,865,528	(2,840,289)	(862,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	$12,000	$--	$343,261
Decrease in long-term notes receivables	266,320	574,455	61,672
Net additions to property and equipment	(621,262)	(476,641)	(2,303,723)
Computer software development costs	(1,141,934)	(397,363)	(728,359)
Increase (decrease) in other, net assets	39,145	(11,954)	(223,045)
Acquisition of ProVal, net of cash received	--	--	(1,235,607)
Acquisition of CPS	--	--	(1,800,000)

Net cash and equivalents used for investing activities	(1,445,731)	(311,503)	(5,885,801)

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,
(Continued)

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	$--	$(50,000)	$(155,000)
Repurchase of common stock	--	--	(49,819)
Issuance of common stock under employer stock plans	91,833	204,620	552,218
Increase (decrease) in line of credit borrowings, net	(2,564,286)	2,089,950	474,336
Proceeds from note payable	--	1,400,000	--
Repayments on note payable	(1,000,000)	(400,000)	--
Increase in other long-term liabilities	--	--	23,733

Net cash and equivalents provided by (used for) financing activities	(3,472,453)	3,244,570	845,468

CASH AND EQUIVALENTS:
Increase (decrease)	4,947,344	92,778	(5,903,204)
Balance at beginning of year	700,840	608,062	6,511,266

Balance at end of year	$5,648,184	$700,840	$608,062

Supplemental disclosures of cash flow information:

Interest paid on debt	$69,000	$318,000	$34,000
Income taxes paid	$206,000	$792,000	$2,127,000
ProVal post-merger contingent stock payments	$478,000	$--	$--

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company

          Manatron, Inc. and its subsidiary (the "Company" or "Manatron") design, develop, market, install, and support a family of web-based and client/server application software products for county, city, and municipal governments. Manatron's products support the back-office processes for these government agencies and also facilitate the "Virtual Courthouse" by providing Internet access to information or by processing transactions over the Internet, such as the payment of property taxes, for industry professionals and the public or by processing transactions over the Internet such as the payment of property taxes. The Company also provides mass appraisal services, assessing residential, commercial, and other types of properties to ensure updated and equitable property valuations. The Company's business is primarily concentrated in the Midwest and Southeast regions of the United States.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Manatron and its wholly-owned subsidiary, Manatron ProVal Corporation. All significant inter-company accounts and transactions have been eliminated.

          Revenue Recognition

          The Company's software systems and services segment enters into contracts with customers to sell application software; third party software; hardware; services, such as installation, training, and conversion; and post-contract support and maintenance (PCS). The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence (VSOE). When discounts are offered in a software arrangement, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered element based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

          Certain of the Company's software arrangements involve "off-the-shelf" software and services that are not considered essential to the functionality of the software. For these arrangements software revenue is recognized when installation has occurred, customer acceptance is reasonably assured, the sales price represents an enforceable claim and is probable of collection and the remaining services such as training and installation are considered nominal. Fees allocable to services under these arrangements are recognized as revenue as the services are performed.

          Revenue related to sales of computer hardware and supplies are recognized when title passes, which is normally the shipping or installation date.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. These support fees are typically billed in advance on a monthly, quarterly, or annual basis and are recognized as revenue ratably over the related contract periods.

          Billings for future services, as reflected in the accompanying consolidated balance sheets, includes PCS and services that have been billed to the customer in advance of performance, customer deposits, and advanced billings for uninstalled software and hardware.

          For arrangements that include customization or modification of the software, or where software services are otherwise considered essential; or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2002 and 2001, the reserves for contract losses as well as billed retainages outstanding associated with revenue that has been recognized, was not material. The Company reflects Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying consolidated balance sheets.

          Reserves for Accounts Receivable and Revenues in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return. As of April 30, 2002 and 2001, the reserve for returns was not significant.

          Notes receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered as the contract terms are fixed and determinable and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's leases meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases." The Company's leasing activities are not a significant part of its business activities and are not material to the consolidated financial statements.

          Cash and Equivalents

          Cash and equivalents of $5,648,184 and $700,840 at April 30, 2002 and 2001, respectively, consist of money market funds and short-term time deposits with maturities of 90 days or less.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	2002	2001

Computer hardware and repair parts	$232,582	$120,807
Data processing supplies and purchased software products	149,144	125,188
	$381,726	$245,995

Property and Equipment

          Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	2002	2001

Building and improvements	$1,353,641	$1,373,483
Furniture and fixtures	599,447	589,278
Equipment and software	6,085,389	5,612,694
Vehicles	233,901	330,552
	8,272,378	7,906,007
Less-Accumulated depreciation	(5,805,134)	(5,203,208)
	$2,467,244	$2,702,799

          Depreciation of property and equipment is computed over the estimated useful lives of the related assets using primarily the straight-line method for financial reporting and accelerated methods for tax purposes. Maintenance and repair costs that do not add to the economic useful lives of the related assets are expensed as incurred. Depreciation expense was approximately $817,000, $814,000 and $591,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

Asset Description	Years

Building and improvements	5-20
Furniture and fixtures	4-7
Equipment and software	3-7
Vehicles	5

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Software Development Costs

          The Company's research and development expenditures relate primarily to computer systems design, development and testing. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were approximately $4.7 million, $4.6 million, and $3.6 million for 2002, 2001, and 2000, respectively.

          The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized approximately $1,142,000, $397,000, and $870,000 of computer software development costs during fiscal 2002, 2001, and 2000 respectively.

          Amortization of software development costs is computed using the greater of straight-line or unit cost method. While the estimated economic lives of the products historically have lasted in excess of ten years, due to the nature of local government, the Company has been using a three-year life due to the rapid pace at which technology has been changing. Accumulated amortization was approximately $7,185,000 and $6,379,000 as of April 30, 2002 and 2001, respectively. Amortization expense was approximately $806,000, $892,000, and $932,000, in fiscal 2002, 2001, and 2000, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

          Goodwill

          In connection with certain acquisitions, the Company has recorded total goodwill of approximately $6,863,000. Goodwill is being amortized over 10-year periods starting with the acquisition dates, using the straight line method. Accumulated amortization was approximately $2,901,000 and $2,247,000 as of April 30, 2002 and 2001, respectively. Amortization expense was approximately $654,000, $639,000, and $478,000 in fiscal 2002, 2001, and 2000, respectively. As discussed in Note 10, goodwill increased by approximately $475,000 in fiscal 2002 due to ProVal post-merger contingent stock payments.

          The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimate useful lives of goodwill may warrant revision or that the remaining balances may not be recoverable. If factors indicate that such costs should be evaluated for possible impairment, the Company will estimate the undiscounted cash flows over the remaining lives of the goodwill to evaluate whether the costs are recoverable. As of April 30, 2002, no impairment charges have been recorded.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and all potentially dilutive common shares. Potentially dilutive common shares include all shares that may become contractually issuable. For the Company, dilutive potential common shares primarily are comprised of shares issuable under employee stock plans and pending common stock issuances.

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

	2002		2001	2000
Numerators:
Net income (loss)	$227,714		$(940,630)	$1,603,845
Denominators:
Denominator for basic earnings per share, weighted average outstanding common shares (4)	3,613,769		3,490,800	3,279,273
Potentially dilutive common shares	205,384	(1)	-- (2)	260,344	(3)
Denominator for diluted earnings per share	3,819,153		3,490,800	3,539,617
Earnings (loss) per share
Basic	$.06		$(.27)	$.49
Diluted	$.06		$(.27)	$.45

(1)

Options to purchase 453,952 shares of common stock at prices ranging from $3.88 to $7.00 per share were outstanding during the year ended April 30, 2002, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and would therefore have been antidilutive.

(2)	All of the options to purchase shares have been excluded due to the loss for this year.

(3)	All stock options were included in the computation of earnings per share as the option prices were not less than the average market prices.

(4)	213,500, 256,300, and 86,400 shares of unvested restricted stock for the periods ending April 30, 2002, 2001, and 2000, respectively are excluded from the basic weighted average shares outstanding.

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

          New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting and reporting for goodwill and other intangible assets. Upon adoption of this statement, goodwill will no longer be amortized; however, tests for impairment must be performed annually or when a triggering event occurs. This statement applies to assets acquired after June 30, 2002, and existing goodwill and other intangible assets upon the adoption of SFAS 142, in fiscal 2003. The Company is evaluating the effect of SFAS 142 on the consolidated financial statements related to the impairment testing of goodwill. Amortization of goodwill was approximately $654,000, $639,000 and $475,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

          In 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Management believes that the adoption of these standards will not have a material impact on the Company's consolidated financial statements.

(2)          LINE OF CREDIT BORROWINGS

          The Company currently has a secured line of credit agreement with Comerica Bank which provides for a credit facility of up to $6 million bearing interest at the prime rate of interest less .25%. Borrowings under this agreement are contingent on meeting certain funded debt to EBITDA levels. As of April 30, 2002, the Company was eligible for the full $6 million of borrowings. In addition, in fiscal 2001, the Company obtained a $1.4 million installment note with required monthly payments of $100,000 commencing January 1, 2001, at the prime rate of interest less .25%. As of April 30, 2002, the Company had no borrowings outstanding under its line of credit and had fully repaid the installment note payable, that was outstanding at April 30, 2001, prior to its maturity.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)          LINE OF CREDIT BORROWINGS (Continued)

          Under the line of credit agreement, the Company is required to, among other things, maintain a certain level of tangible net worth and debt to equity. The Company was in compliance with these provisions of the debt agreement as of April 30, 2002.

(3)          RENTAL COMMITMENTS

          The Company leases the majority of its office and warehouse space under operating lease agreements with various terms through fiscal 2008. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $917,000, $972,000, and $849,000 for fiscal 2002, 2001, and 2000, respectively.

          Future minimum rental payments under non-cancelable operating leases at April 30, 2002 for the next five fiscal years are approximately as follows:

Fiscal Year	Amount

2003	$706,000
2004	619,000
2005	572,000
2006	548,000
2007	310,000

(4)          FEDERAL INCOME TAXES

          The provision (credit) for federal income taxes consists of the following:

	2002	2001	2000

Current payable (refundable)	$656,000	$(703,786)	$834,799
Deferred (provision) credit	(226,000)	529,786	(94,799)
	$430,000	$(174,000)	$740,000

          The provision (credit) for federal income taxes is further impacted by the tax benefits associated with the disposition of stock under the stock plans described in Note 5. These amounts totaled approximately $9,000, $27,000, and $298,00 in fiscal 2002, 2001, and 2000, respectively.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4)          FEDERAL INCOME TAXES (Continued)

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision (credit) for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

	2002	2001	2000
Computed tax expense using the 34% statutory rate	$224,000	$(379,000)	$797,000
Change in valuation allowance	--	--	(219,000)
Tax-exempt interest income	(15,000)	(21,000)	(24,000)
Non-deductible goodwill amortization	172,000	166,000	162,000
Non-deductible meals and entertainment	49,000	49,000	51,000
Other	--	11,000	(27,000)
	$430,000	$(174,000)	$740,000

          The tax effect and type of significant temporary differences that gave rise to the deferred tax assets (liabilities) as of April 30, are approximately as follows:

	2002	2001
Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$808,000	$776,000
Accrued liabilities not currently deductible	762,000	560,000
Software development costs expensed for tax purposes	(276,000)	(211,000)
Deferred compensation expense	127,000	98,000
Other	228,000	200,000

Net deferred tax assets	$1,649,000	$1,423,000

          As of April 30, 1997, the Company recorded a valuation allowance totaling $912,000 against certain of its future tax benefits, including its tax loss carry forward, due to the uncertainty of their ultimate realization at that time. The remaining $219,000 of this valuation allowance was utilized in fiscal 2000 to offset the provision for federal income taxes.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS

          The Manatron, Inc. Employee Stock Purchase Plan of 1998 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 45 or 11% of the Company's employees participate in the Purchase Plan. The purchase price for each share is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. A total of 100,000 shares were reserved for issuance under the Purchase Plan. No more than 5,000 shares may be purchased in any one quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. As of April 30, 2002, 52,131 shares of Company common stock are available for purchase under the Purchase Plan. No amounts are charged to operations related to the Purchase Plan. Since the inception of the Company's first stock purchase plan in 1987, and through April 30, 2002, a total of 143,478 shares have been purchased under current and prior purchase plans by participants at prices ranging from $1.27 to $8.23 per share.

          The Company has three restricted stock plans that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees by offering them additional incentives to contribute to the long-term interests of the Company. Shares granted to employees typically vest at the rate of 20% after one year, 50% after two years, and 100% after three years. The weighted average fair value of restricted stock granted in 2002, 2001 and 2000 was $3.41, $7.89, and $6.60, respectively. When shares are granted, the related expense is reflected as a deferred compensation component of shareholders' equity and is being amortized over the applicable vesting periods.

          The Manatron, Inc. Restricted Stock Plan of 1987 (the "1987 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. During fiscal 2001, 5,000 shares were granted under the 1987 Restricted Plan. No restricted shares were granted in fiscal 2002 or fiscal 2000 under this plan. As of April 30, 2002, 36,300 shares remain available for issuance under the 1987 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 1998 (the "1998 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. A total of 30,800 and 32,000 shares were granted under the 1998 Restricted Plan during fiscal 2001 and 2000, respectively. No shares were granted in fiscal 2002 under the 1998 Restricted Plan. Forfeited shares resulting from terminated participants with unvested shares are available for reissuance. During fiscal 2002 and 2001, 800 and 9,800 shares, respectively, were forfeited under the 1998 Restricted Plan. No restricted shares were forfeited in fiscal 2000 under the 1998 Restricted Plan. As of April 30, 2002, 2,600 shares of common stock are available for issuance under the 1998 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 2000 (the "2000 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. In fiscal 2002, 11,500 shares were granted under the 2000 Restricted Plan. No shares were granted in fiscal 2001 or 2000 under the 2000 Restricted Plan. As of April 30, 2002, 88,500 shares of common stock are available for issuance under the 2000 Restricted Plan.

          The Company has five additional Long-Term Incentive Plans, that allow for the issuance of stock options or a combination of both restricted stock and options. Stock options under these plans must be

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

priced at 100% or greater of the Fair Market Value of the common stock on the grant date. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of incentive stock options must be at least 110% of the fair market value of the shares on the grant date. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. The term of each option is determined by the Stock Option Committee, not to exceed ten years from the date of grant. If a participant ceases to be employed for any reason other than death, disability or termination for cause, the Participant may exercise any vested options within ninety days of the termination date. The vesting schedules of stock option and restricted stock issuances are at the discretion of the Stock Option committee, but typically vest at the rate of 20% after one year, 50% after two years, and 100% after three years. A short description of all five of these plans, which have been approved by the shareholders, is as follows:

          The Manatron, Inc. 1989 Stock Option Plan authorized the issuance of 100,000 stock options based on approval by the Stock Option Committee. As of April 30, 2002, there were 3,975 unissued options and 79,904 options issued but not exercised.

          The Manatron, Inc. 1994 Long-Term Incentive Plan authorized a maximum of 250,000 shares of common stock to be available for issuance, of which up to 50,000 shares were available for restricted stock awards under this Plan based on approval by the Stock Option Committee. As of April 30, 2002, there were 1,930 shares available for issuance, 130,250 options issued but not exercised and 44,000 shares of restricted stock issued.

          The Manatron, Inc. 1995 Long-Term Incentive Plan authorized a maximum of 500,000 shares of common stock to be available for any form of Incentive Awards under the plan, including both options and restricted stock. As of April 30, 2002, there were 5,000 unissued options and 197,500 options issued but not exercised. No restricted stock has been issued under this plan.

          The Manatron, Inc. Stock Incentive Plan of 1999 authorized a maximum of 250,000 shares of common stock to be available in the form of Incentive Awards under the plan, including both stock options and restricted stock. As of April 30, 2002, there were 84,600 unissued options and 165,400 options issued but not exercised.

The Manatron, Inc. Executive Stock Plan of 2000 authorized a maximum of 150,000 stock options and 150,000 shares of restricted stock to be granted, both of which vest at a rate of ten percent on each of the first through tenth anniversaries of the grant date. All of these options and restricted stock were issued to participants during fiscal 2001.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          The Company accounts for stock based compensation to employees under these stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" As a result, no compensation cost has been recognized with respect to options granted to employees at fair value at the measurement date. Had compensation costs for these plans been determined based on the fair value at the date of grant consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2002	2001	2000

Net Income (Loss)
As Reported	$227,714	$(940,630)	$1,603,845
Pro Forma	(26,925)	$(1,198,488)	1,386,572

Basic EPS
As Reported	$.06	$(.27)	$.49
Pro Forma	(.01)	.(.34)	.42

Diluted EPS
As Reported	$.06	$(.27)	$.45
Pro Forma	(.01)	(.34)	.39

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the status of the Company's Option Plans at April 30, 2002, 2001, and 2000 and changes during the years then ended is presented in the table below.

	2002			2001
	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	664,041	$4.73	$1.5625 - $7.00	451,941	$3.58	$1.5625 - $7.00

Granted	116,900	$3.43	$3.00 - $3.99	268,000	$6.42	$ 3.03 - $6.75

Exercised	(25,600)	$1.625	$1.625	(35,900)	$2.52	$1.625 - $4.625

Forfeited	(26,500)	$6.23	$1.875 - $6.75	(20,000)	$5.13	$ 3.875 - $7.00

Expired	(5,787)	$3.25	$3.25	--	--	--

Outstanding at end of year	723,054	$4.42	$1.5625 - $7.00	664,041	$4.73	$1.5625 - $7.00

Exercisable at end of year	501,404	$4.11		422,941	$3.72

Weighted average of fair value of options granted during the year		$2.36			$4.48

2000
Shares	Weighted Average Exercise Price	Exercise Prices
545,095	$2.43	$1.5625 - $5.25

121,500	$6.28	$ 5.375 - $7.00

(208,154)	$2.20	$ 1.625 - $5.25

(6,500)	$2.00	$ 2.00

--	--	--

451,941	$3.58	$1.5625 - $7.00

347,491	$2.94

	$3.31

          The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: risk-free interest rates ranging from 3.88% to 4.91%, 4.49% to 6.44%, and 5.16% to 5.91%; expected dividend yields of 0%, 0% and 0%; expected lives ranging from three to five years; expected volatility ranging from 86.34% to 92.73%, 89.82% to 92.66%, and 90.49% to 92.31%.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          EMPLOYEE STOCK PLANS (Continued)

          Various price ranges, information for options outstanding and exercisable under the Option Plans at April 30, 2002 are as follows:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.5625-$2.50	167,000	4.16	$1.70	167,000	$1.70

2.51-4.00	155,602	8.25	2.70	76,852	3.10

4.01-5.25	80,952	5.99	4.77	74,552	4.78

5.26-7.00	319,500	7.75	6.58	183,000	6.45

(6)          EMPLOYEE BENEFIT PLANS

          The Company has an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. The Company's contribution to the profit sharing plan is subject to the discretion of the Board of Directors. No profit sharing contributions were approved for the years ended April 30, 2002, 2001, and 2000.

          The Company's 401(k) plan allows eligible employees to withhold up to 20% of their pay on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay in a calendar year. For the calendar year ended December 31, 2001, the Company opted to match employee contributions with 39,224 shares of Manatron common stock versus cash. Accordingly, reflected in the accompanying consolidated statement of shareholders' equity is the fair market value of these shares, which were charged to expense and approximated $151,000. Effective January 1, 2002, the Company started using cash again for its matching 401(k) contributions. Company matching contributions charged to expense for the fiscal years ended April 30, 2002, 2001, and 2000, were approximately $151,000, $156,000, and $119,000, respectively.

          On June 29, 1995, the ESOP purchased 142,858 common shares from Allen F. Peat, the Company's former Chairman, President, and Chief Executive Officer, for $3.50 per share. The ESOP borrowed $500,000 from a bank to finance the stock purchase. The Company guaranteed the ESOP loan and was obligated to make contributions sufficient to enable the ESOP to repay the loan, including interest. The loan was fully repaid as of June 29, 2000.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE BENEFIT PLANS (Continued)

          All 142,858 shares have now been released for allocation to ESOP participants. The fair market value of these shares at the time they were committed for release, which aggregated approximately $59,000, and $198,000 in 2001 and 2000, respectively, was recorded as compensation expense in the accompanying consolidated statements of operations. The difference between these amounts and the original cost of the shares, which was approximately $34,000 and $98,000 for fiscal 2001 and 2000, respectively, was credited to common stock. There was no charge to expense in fiscal 2002 and there were no unearned ESOP shares remaining as of April 30, 2002.

          The Board of Directors approved an additional discretionary contribution of $50,000 to the ESOP for the fiscal years ended April 30, 2002 and 2000. The fiscal 2000 amount was used to purchase 16,600 shares of Manatron common stock that were allocated to ESOP participants at December 31, 2000. The fiscal 2002 amount will be used to purchase the applicable number of shares of Manatron common stock for the ESOP participants on or before December 31, 2002. No additional contribution to the ESOP was approved for fiscal 2001 due to the loss that was reported for that period.

          The Company is self-insured for all employees' medical expenses incurred to a level of $60,000 per individual or family per year. Employees' medical expenses incurred beyond the $60,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

          The Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (The "Plan") effective January 1, 2002, for certain officers and employees of the Company. Under this nonqualified Plan the Company may make discretionary contributions to a Rabbi trust on behalf of the participants that will vest evenly over a three year period. Participants may also elect to make pre-tax contributions to the trust. Payments will generally be made when a participant reaches age 55. For fiscal 2002, the amount charged to expense under the Plan was $100,000.

(7)          SHAREHOLDER RIGHTS PLAN

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

(7)          SHAREHOLDER RIGHTS PLAN (Continued)

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

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement")) were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an acquiring person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 2002, no rights have become exercisable.

(8)          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 2002 and 2001, the fair value of the notes receivable approximated the carrying value. The Company's debt reprices frequently at the then-prevailing market interest rates. As of April 30, 2001, the carrying value approximated the fair value of the Company's debt.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)          BUSINESS SEGMENTS

          Under the provision of SFAS No. 131, the Company has two reportable segments: (i) Software Systems and Services and (ii) Appraisal Services.

          The Software Systems and Services segment represents the sales of computing systems, peripherals, and associated services to municipal and county governments. These computing systems include Company developed software, third-party hardware and software, and customer support of both Company and third-party products.

          The Appraisal Services segment consists primarily of activities relating to the collection, processing, and reviews of residential, commercial, and open land properties within a local county or municipality. This segment of the business is primarily labor intensive and all information collected is usually input into a software program that stores the property valuation information for tax assessment purposes. In most cases, this software program/system is provided by the Company's Software Systems and Services segment described above. However, there were no intersegment transactions and thus no eliminations are necessary.

          The Company's reportable segments are separately managed, as each business requires different marketing and distribution strategies. In addition, the Company derives a majority of its revenue from external domestic customers.

          The primary financial measure that the Company uses for evaluating business segment performance is earnings before interest, taxes and depreciation ("EBITDA"). The Company defines EBITDA as net operating income before interest income and deductions for interest expense, depreciation and amortization expense and federal income taxes.

          The following table summarizes information about the Company's reportable operating segments' profit and loss and the segments' assets as of April 30, 2002, 2001, and 2000 (in thousands):

	For the Fiscal Year Ended April 30, 2002
	Software Systems and Services	Appraisal Services	Total Combined Company (1)

Revenues	$ 30,563	$ 10,569	$ 41,132

Amortization and depreciation expense	2,151	127	2,278

EBITDA	3,167	(286)	2,881

Capital expenditures	541	80	621

Segment assets	22,612	5,239	27,851

_____________________

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)          BUSINESS SEGMENTS (Continued)

	For the Fiscal Year Ended April 30, 2001
	Software Systems and Services	Appraisal Services	Total Combined Company (1)

Revenues	$ 25,906	$ 15,221	$ 41,127

Amortization and depreciation expense	2,135	211	2,346

EBITDA	729	756	1,485

Capital expenditures	366	111	477

Segment assets	17,497	8,354	25,851

_____________________

	For the Fiscal Year Ended April 30, 2000
	Software Systems and Services	Appraisal Services	Total Combined Company (1)

Revenues	$ 25,672	$ 17,973	$ 43,645

Amortization and depreciation expense	1,832	205	2,037

EBITDA	1,433	2,825	4,258

Capital expenditures	2,088	216	2,304

Segment assets	19,509	7,216	26,725

_____________________

(1)

One Appraisal Services customer accounted for approximately 30%, and 44% of total appraisal services revenue in fiscal 2001 and 2000, respectively. Revenues to this customer were less than 10% of appraisal services revenues in fiscal 2002. The Software Systems and Services segment did not have any customers whose revenue exceeded 10% of their total revenues for any of the periods presented.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          ACQUISITIONS

          Effective June 1, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation. ProVal provides CAMA (computer assisted mass appraisal) software and services to local governments in the United States and Canada. The aggregate purchase price of approximately $3.45 million consisted of $1.5 million in cash and 300,000 shares of the Company's common stock valued at $1.95 million. The acquisition has been accounted for under the purchase method of accounting. The operating results of ProVal Corporation have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $2.9 million has been recognized as goodwill and is being amortized over a 10-year period. Additional payments in the form of Manatron common stock may be required over the first four fiscal years following the acquisition if ProVal Corporation achieves certain revenue and operating income targets. For fiscal 2002 and 2001, 93,903 and 32,275 shares, respectively have been earned associated with these post-merger contingent payments. Accordingly, approximately $478,000 has been recorded as additional goodwill in fiscal 2002 which was based upon the fair market value of Manatron common stock on the date in which the contingent payments were determinable.

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

(11)          CONTINGENT LIABILITIES

          On November 19, 2001, a lawsuit was filed against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania. In this lawsuit the Controller of Allegheny County, Pennsylvania alleged that the Company had breached and failed to perform all of its obligations under its $24 million revaluation contract with Allegheny County, Pennsylvania. The Company filed preliminary objections asserting that the controller did not have the right to file suit on behalf of Allegheny County. On April 11, 2002, the Controller's lawsuit was dismissed.

          The Company previously contracted with the Town of Branford ("Branford") to provide certain appraisal services for the fee of $538,000. Branford has filed a lawsuit against Liberty Mutual Insurance Company ("Liberty") in connection with this contract in the Federal District Court for the District of Connecticut. Although the complaint did not name the Company as a defendant, the Company received a letter from Liberty stating that, pursuant to an indemnification agreement between it and the Company, it expects the Company to reimburse it for any and all losses, including attorneys' fees, in the matter. In addition, the Court has granted Liberty's request for leave to file a third-party complaint against the Company.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11)          CONTINGENT LIABILITIES (Continued)

          Branford alleges breach on the bond contract with Liberty, misrepresentation, negligent misrepresentation, knowing misrepresentation and breach of duty of good faith and fair dealing. Branford seeks payment of the $538,000 penal sum of the bond, plus unspecified damages in excess of the penal sum.

          In addition, the Company and its subsidiary are parties, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. The Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. However, the Company does not anticipate material losses as a result of these proceedings beyond amounts already provided in the accompanying financial statements.

EXHIBIT INDEX

Exhibit Number	Description

2.1

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

4.4	Letter Agreement between Manatron, Inc. and Comerica Bank, dated May 17, 2002.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

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

Exhibit Number	Description

10.6	Manatron, Inc. Executive Incentive Plan for 2001.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2001.

10.7	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.8

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.9

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.10	Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999.

10.11

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999 and incorporated herein by reference.

10.12	Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000 and incorporated herein by reference.

10.13	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 2000 and incorporated herein by reference.

10.14	Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996.*

10.15	Employment Agreement between Manatron, Inc. and Early L. Stephens, dated March 21, 2002.*

10.16	Employment Agreement between Manatron, Inc. and Krista L. Inosencio, dated July 17, 2002.*

10.17	Employment Agreement between Manatron, Inc. and George William McKinzie, dated March 21, 2002.*

10.18	Employment Agreement between Manatron, Inc. and Mary N. Gephart dated July 17, 2002.*

Exhibit Number	Description

16

Letter from Arthur Andersen LLP regarding change in certifying accountant. Previously filed as an exhibit to the Company's Form 8-K Current Report dated May 20, 2002, and incorporated herein by reference.

21	Subsidiaries of Registrant.

23(a)	Consent of Ernst & Young LLP.

23(b)	Information Concerning Consent of Arthur Andersen LLP.

24	Powers of Attorney.

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 510 East Milham Road, Portage, Michigan 49002.