Form 10-Q
period 2002-07-31
MANATRON INC
filed 2002-09-13
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002

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

On September 13, 2002, there were 4,010,630 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31, 2002	April 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,332,925	$5,648,184
Accounts receivable, net	7,691,529	7,827,916
Revenues earned in excess of billings on long-term contracts	597,481	1,373,130
Unbilled retainages on long-term contracts	1,111,051	1,063,960
Notes receivable	1,184,435	1,431,386
Inventories	237,904	381,726
Deferred tax assets	1,649,000	1,649,000
Other current assets	274,703	335,495
Total current assets	20,079,028	19,710,797

NET PROPERTY AND EQUIPMENT	2,495,434	2,467,244

OTHER ASSETS:
Notes receivable, less current portions	334,034	413,702
Computer software development costs, net of accumulated amortization	1,404,478	1,285,750
Goodwill	3,962,326	3,962,326
Other, net	12,832	11,453
Total other assets	5,713,670	5,673,231
Total assets	$28,288,132	$27,851,272

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$966,641	$1,320,470
Billings in excess of revenues earned on long-term contracts	3,105,314	2,234,647
Billings for future services	7,983,131	8,010,686
Accrued liabilities	3,417,173	3,862,203
Total current liabilities	15,472,259	15,428,006

SHAREHOLDERS' EQUITY:
Common stock	11,242,239	10,881,550
Common stock pending issuance	--	376,550
Retained earnings	2,631,360	2,359,296
Deferred compensation	(1,057,726)	(1,194,130)
Total shareholders' equity	12,815,873	12,423,266
Total liabilities and shareholders' equity	$28,288,132	$27,851,272

See accompanying notes to consolidated condensed financial statements

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended July 31,
	2002	2001
NET REVENUES	$9,497,537	$9,379,530

COST OF REVENUES	5,536,818	5,967,573

Gross profit	3,960,719	3,411,957

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,590,872	3,366,150

Income from operations	369,847	45,807

OTHER INCOME (EXPENSE), NET	42,217	(3,067)

Income before provision for federal income taxes	412,064	42,740

PROVISION FOR FEDERAL INCOME TAXES	140,000	15,000

NET INCOME	$272,064	$27,740

BASIC EARNINGS PER SHARE	$.07	$.01

DILUTED EARNINGS PER SHARE	$.07	$.01

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,752,213	3,553,427

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,874,885	3,694,360

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272,064	$27,740
Adjustments to reconcile net income to net cash
and equivalents provided by operating activities:
Depreciation and amortization expense	401,667	543,403
Deferred compensation expense	106,535	89,702
Decrease (increase) in current assets:
Accounts and notes receivable, net	383,338	1,608,555
Federal income tax receivable	--	200,000
Revenues earned in excess of billings and
retainages on long-term contracts	728,558	(1,155)
Inventories	143,822	(145,317)
Other current assets	60,792	(143,369)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(798,859)	(718,220)
Billings in excess of revenues earned on
long-term contracts	870,667	727,707
Billings for future services	(27,555)	491,915

Net cash and equivalents provided by
operating activities	2,141,029	2,680,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(239,177)	(109,485)
Decrease in long-term receivables	79,668	129,319
Computer software development costs	(309,408)	(243,293)
Other, net	(1,379)	50,598

Net cash and equivalents used for investing
activities	(470,296)	(172,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14,008	15,652
Repayments on note payable	--	(300,000)
Repayments under line of credit	--	(2,114,191)

Net cash and equivalents provided by (used for)
financing activities	14,008	(2,398,539)

CASH AND EQUIVALENTS:
Increase in cash and equivalents	1,684,741	109,561
Balance at beginning of period	5,648,184	700,840
Balance at end of period	$7,332,925	$810,401
Cash paid for interest on debt	$--	$45,275
Cash paid for income taxes	$536,616	$--

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)          GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. ("Manatron" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002, as filed with the Securities and Exchange Commission on July 26, 2002.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of July 31, 2002, and April 30, 2002, (b) the results of its operations for the three-months ended July 31, 2002 and 2001, and (c) cash flows for the three-months ended July 31, 2002 and 2001.

Revenue Recognition

The Company's software systems and services segment enters into contracts with customers to sell application software; third party software; hardware; services, such as installation, training, and conversion; and post-contract support and maintenance ("PCS"). The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a software arrangement, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered element based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of July 31, 2002 and 2001, the reserves for contract losses as well as billed retainages outstanding associated with revenue that has been recognized, was not material. The Company reflects Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying consolidated balance sheets.

Reserves for Accounts Receivable and Revenues in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return. As of July 31, 2002 and 2001, the reserve for returns was not significant.

Notes receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered as the contract terms are fixed and determinable and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's leases meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." The Company's leasing activities are not a significant part of its business activities and are not material to the consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 131, the Company has two reportable segments: Software Systems and Services and Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding the reportable segments' profit for the three months ended and the reportable segments' assets as of July 31, 2002 and 2001:

	Software Systems and Services	Appraisal Services	Total Combined Company
For the Three Months Ended July 31, 2002

Net revenue	$7,790,710	$1,706,827	$9,497,537
Depreciation and amortization expense	370,840	30,827	401,667
EBITDA	727,560	43,954	771,514
Capital expenditures	221,370	17,807	239,177
Segment assets	23,177,932	5,110,200	28,288,132

For the Three Months Ended July 31, 2001

Net revenues	$6,334,283	$3,045,247	$9,379,530
Depreciation and amortization expense	510,405	32,998	543,403
EBITDA	495,992	93,218	589,210
Capital expenditures	84,391	25,094	109,485
Segment assets	16,514,042	7,557,706	24,071,748

_________________

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(3)          GOODWILL AND OTHER LONG-LIVED ASSETS

In 2001, the Financial Accounting Standard Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement changed the accounting and reporting for goodwill and other intangible assets. SFAS No. 142 no longer requires the amortization of goodwill; however, tests for impairment must be performed annually or when a triggering event occurs. Effective May 1, 2002, the Company adopted the statement and goodwill is no longer amortized. The Company is currently assessing the effect of the new standard related to impairment of goodwill and will complete the first step of the transitional goodwill impairment test by October 31, 2002. At this time management does not believe the step one test will indicate any material impairment. If the Company had accounted for goodwill under the provisions of SFAS No. 142, net income and earnings per share would have been as follows for the three months ended July 31, 2001:

Reported net income	$27,740
Add back of goodwill amortization, net of tax	$104,000
Adjusted net income	$131,740

Reported basic and diluted earnings per share	$.01
Goodwill amortization, net of tax	.03
Adjusted basic and diluted earnings per share	$.04

In 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" was also issued. The adoption of this standard, effective May 1, 2002, did not have a material impact on the Company's consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(4)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the each of the periods presented:

	Three Months Ended July 31,
	2002		2001
Numerators:
Net income	$ 272,064		$ 27,740

Denominators:
Denominator for basic earnings per share, weighted average outstanding common shares (2)	3,752,213		3,553,427
Potential dilutive shares	122,672	(1)	140,933	(1)
Denominator for diluted earnings per share	3,874,885		3,694,360

Earnings Per Share:
Basic	$ .07		$ .01
Diluted	$ .07		$ .01

(1)

Options to purchase 422,452 and 424,452 shares of common stock at prices ranging from $4.21 to $7.00 and $4.63 to $7.00 per share were outstanding for the first quarter of fiscal 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

(2)	179,725 and 214,100 shares of unvested restricted stock for the quarters ended July 31, 2003 and 2002, respectively, are excluded from the basic weighted average shares outstanding.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)

(5)          CONTINGENT LIABILITIES

The Company previously contracted with the Town of Branford ("Branford") to provide certain appraisal services for the fee of $538,000. Branford has filed a lawsuit against Liberty Mutual Insurance Company ("Liberty"), Manatron's bonding company, in connection with this contract in the Federal District Court for the District of Connecticut. Branford alleges breach on the bond contract with Liberty, misrepresentation, negligent misrepresentation, knowing misrepresentation and breach of duty of good faith and fair dealing. Branford seeks payment of the $538,000 penal sum of the bond, plus unspecified damages in excess of the penal sum. Although the initial complaint did not name the Company as a defendant, the Company has subsequently been adjoined into this lawsuit. In addition, Branford rejected and prevented Manatron's attempts to remedy the conditions, which Branford alleged were in default under the contract. As a result, Manatron has filed a claim against Branford for breach of contract and is seeking to recover the remaining $219,880 due under the contract.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of its results of operations and financial condition are based upon the Company's consolidated condensed financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, bad debts, long-term service contracts, contingencies and litigation. As these are condensed financial statements, reference should be made to the Company's Form 10-K Annual Report for the year ended April 30, 2002, for expanded information about these critical accounting policies and estimates.

Results of Operations

Net revenues of $9,497,537 for the three months ended July 31, 2002, were slightly higher than the $9,379,530 of net revenues that were reported for the three months ended July 31, 2001. Net revenues generally include software license fees, hardware sales, forms and supplies sales, and various related services, such as mass real estate appraisals (revaluations), software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing.

Software Systems and Services segment revenues of $7,790,710 have increased by 23% for the three months ended July 31, 2002, compared to $6,334,283 for the first quarter in the prior fiscal year. This increase is primarily attributable to the Company's growth strategy, which is focused on bringing more products and services to its existing customers and finding new customers in its core states. More specifically, the Company executed a number of new MVP Tax, ProVal and other legacy contracts in Indiana and the Southeast region. In addition, continued progress was made on the Hamilton County and Cuyahoga County MVP Tax projects in Ohio. Finally, as a result of a specific product profitability analysis, the Company increased the prices on a number of its support and maintenance contracts for its legacy products during the second half of fiscal 2002, which were not reflected in the first quarter of the prior year. These recurring support and maintenance fees represent approximately half of this segment's annual revenue.

Appraisal Service segment revenues of $1,706,827 for the three months ended July 31, 2002, have decreased by 44% versus the $3,045,247 reported for the three months ended July 31, 2001. In addition, the Company's backlog for appraisal services at July 31, 2002 decreased by approximately $1.4 million to $4.4 million compared to approximately $5.8 million at April 30, 2002. These decreases are due primarily to the cyclical and project nature of this segment, including the fact that the Company's largest market for these services, Ohio, uses a six-year cycle for revaluations. For fiscal 2003, appraisal service revenues are projected to be between $6 and $7 million, which is approximately $5 million or 50% less than they were for fiscal 2002. If the Company is able to re-sign appraisal service contracts that it had completed in the previous cycle, these revenues should begin to increase in fiscal 2004. While the Company continues to actively pursue new appraisal service contracts, efforts are being confined to its traditional markets in Ohio, Indiana, and Pennsylvania where it has historically had a more profitable execution rate.

As noted in prior years, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and 12.5% of the gross under-billed position on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate collection. As of July 31, 2002 and 2001, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was approximately $668,000 and $825,000, respectively. As of July 31, 2002 and 2001, the total reserve against retainage revenue remaining under the Allegheny County project was approximately $418,000 and $303,000, respectively. The Company continues to believe it is appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of services under that contract, since certain officials at Allegheny County have continually contested the payment of such amounts. The ultimate collection of these monies is pending an order from the judge who initially ordered the reassessment.

Cost of revenues for the three months ended July 31, 2002, decreased by approximately 7.2% to $5,536,818 versus the comparable prior year amount of $5,967,573 despite the increase in net revenues noted previously. The Company's gross margin has increased to 42% during the current quarter versus 36% for the three months ended July 31, 2001. Gross margin was 39% for the three months ended April 30, 2002. These increases in margins, are primarily due to a shift in the mix of revenues and costs generated by the Company's two reportable segments. For example, the Software Systems and Services segment yields a higher gross margin than the Appraisal Services segment. While margins for the Software Systems and Services segment were actually comparable at approximately 55% for both periods, this segment is making up a larger portion of the overall revenues and related costs, which is causing the combined margin to increase.

Selling, general and administrative expenses have increased by 7% to $3,590,872 for the three months ended July 31, 2002, compared to $3,366,150 for the first quarter in the prior fiscal year. This increase is due to the continued investment by the Company in its new products. The Company incurred approximately $1.7 million of research and development expenses for the first quarter of fiscal 2003, compared to approximately $1.5 million for the comparable prior year quarter. Secondly, sales commission expense increased by approximately $100,000 due to an increase in contract activity over the prior year. Finally, approximately $160,000 of expense is due to additional personnel related expense, including annual raises, deferred compensation, and new hires. These increases were offset by approximately a $160,000 reduction in goodwill amortization expense due to the implementation of SFAS No. 142.

As a result of the factors noted above, the Company reported a $324,040 increase in its operating income to $369,847 for the three months ended July 31, 2002, compared to $45,807 for the three months ended July 31, 2001. Net interest income for the current quarter, was approximately $42,000 compared to net interest expense of approximately $3,000 for the three months ended July 31, 2001. This change is due to a significant increase in the Company's net cash position over the prior year.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. The effective tax rate for the three months ended July 31, 2002, was 34%, which is equal to the statutory tax rate. The current year rate will be substantially lower than the prior year because of the implementation of SFAS No. 142, which eliminated goodwill amortization expense. The goodwill amortization expense was non-deductible for tax purposes.

The Company reported a $244,324 increase in its net income to $272,064 or $0.07 per share on a diluted basis for the three months ended July 31, 2002, compared to net income of $27,740 or $0.01 per share on a diluted basis for the first quarter of the prior fiscal year. Diluted weighted average outstanding common shares of 3,874,885 increased by approximately 180,000 shares versus the 3,694,360 diluted weighted average shares outstanding for the first quarter of fiscal 2002. This increase was due primarily to the issuance of approximately 126,000 shares associated with ProVal post-merger contingent stock payments and additional shares issued under employee stock plans.

Financial Condition and Liquidity

Working capital of $4,606,769 at July 31, 2002, was 8% higher than the $4,282,791 of working capital reported at April 30, 2002. These levels reflect current ratios of 1.30 and 1.28, respectively. The increase in working capital is due to the positive cash flow from operations generated for the first quarter of fiscal 2003.

Shareholders' equity at July 31, 2002, increased by $392,607 to $12,815,873 from the balance reported at April 30, 2002. This was due to $272,064 of net income, $14,008 of employee stock purchases, and $106,535 of deferred compensation amortization. As a result, book value per share increased to $3.20 as of July 31, 2002, from $3.11 at April 30, 2002.

The nature of the Company's business typically is not property or equipment intensive. Net capital expenditures, were approximately $239,000 and $109,000 for the three months ended July 31, 2002, and 2001, respectively. Current and prior year expenditures relate primarily to the purchase of computer hardware, software and technical tools for the Company's development and support personnel. While replacements and upgrades are necessary due to technological obsolescence, the Company also purchases new tools as they become available in the market to increase the efficiency of its operations. However, the first quarter of fiscal 2003, also included approximately $75,000 of furniture and fixture purchases for office expansions and relocations.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent on meeting certain funded debt to EBITDA levels. As of July 31, 2002, the Company was eligible for the full $6 million of borrowings. As of July 31, 2002, the Company had no borrowings outstanding under its $6 million line of credit. The Company anticipates that the line of credit, together with existing cash balances, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of July 31, 2002, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

The Company does not believe that there has been a material change in the nature or categories of the primary market risk exposures or the particular markets that present the primary risk of loss to the Company. As of the date of this report, the Company does not know of or expect any material changes in the general nature of its primary market risk exposure in the near term. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned 'Forward-Looking Statements' in Item 2 of this Form 10-Q Quarterly Report for a discussion of the limitations on the Company's responsibility for such statements.

PART II. - OTHER INFORMATION

Item 5.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations. See Note 5 (Contingent Liabilities) to the Consolidated Condensed Financial Statements for additional information concerning legal proceedings involving the Company, which is incorporated herein by reference.

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

4.4

Letter Agreement between Manatron, Inc. and Comerica Bank, dated May 17, 2002. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

Exhibit Number	Description

10.2	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

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

10.12	Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000 and incorporated herein by reference.

10.13	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended October 31, 2000 and incorporated herein by reference.

Exhibit Number	Description

10.14

Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.15

Employment Agreement between Manatron, Inc. and Early L. Stephens, dated March 21, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.16

Employment Agreement between Manatron, Inc. and Krista L. Inosencio, dated July 17, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.17

Employment Agreement between Manatron, Inc. and George William McKinzie, dated March 21, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.18

Employment Agreement between Manatron, Inc. and Mary N. Gephart dated July 17, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

_______________________
*Management contract or compensatory plan or arrangement.

          (b)          Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the quarter ended July 31, 2002:

Date of Report	Filing Date	Item(s) Reported

July 17, 2002	July 17, 2002

*This Form 8-K reported under Item 9 the Company's issuance of a press release announcing its 2002 fiscal fourth quarter and year end results. No financial statements were included or required to be included in this Form 8-K.

May 6, 2002	May 10, 2002	This Form 8-K reported on Item 4 the Company's dismissal of its independent auditors. No financial statements were included or required to be included in this Form 8-K.

          *This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2002	MANATRON, INC. By /s/ Paul R. Sylvester Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the registrant)
Date: September 13, 2002	By /s/ Krista L. Inosencio Krista L. Inosencio Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS*

I, Paul R. Sylvester, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Manatron, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ Paul R. Sylvester Paul R. Sylvester President and Chief Executive Officer

___________________
*The issuer has omitted paragraphs (b)(4), (5) and (6) of Rules 13a-14 and 15d-14 as permitted by the SEC's transitional provisions.

CERTIFICATIONS*

I, Krista L. Inosencio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Manatron, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ Krista L. Inosencio Krista L. Inosencio Chief Financial Officer

___________________
*The issuer has omitted paragraphs (b)(4), (5) and (6) of Rules 13a-14 and 15d-14 as permitted by the SEC's transitional provisions.

EXHIBIT INDEX

Exhibit Number	Description

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

4.4

Letter Agreement between Manatron, Inc. and Comerica Bank, dated May 17, 2002. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002 and incorporated herein by reference.

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

10.14

Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002 and incorporated herein by reference.

10.15

Employment Agreement between Manatron, Inc. and Early L. Stephens, dated March 21, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002 and incorporated herein by reference.

10.16

Employment Agreement between Manatron, Inc. and Krista L. Inosencio, dated July 17, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002 and incorporated herein by reference.

10.17

Employment Agreement between Manatron, Inc. and George William McKinzie, dated March 21, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002 and incorporated herein by reference.

10.18

Employment Agreement between Manatron, Inc. and Mary N. Gephart dated July 17, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002 and incorporated herein by reference.

_______________________
*Management contract or compensatory plan or arrangement.