Form 10-Q
period 2002-10-31
MANATRON INC
filed 2002-12-16
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (IRS Employer Identification No.)

510 E. Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 (Zip Code)

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

As of December 13, 2002, there were 4,018,540 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	October 31,	April 30,
	2002	2002
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,020,289	$5,648,184
Accounts receivable, net	7,308,270	7,827,916
Revenues earned in excess of billings on long-term contracts	511,351	1,373,130
Unbilled retainages on long-term contracts	1,107,238	1,063,960
Notes receivable	1,200,487	1,431,386
Inventories	357,380	381,726
Deferred tax assets	1,649,000	1,649,000
Other current assets	178,399	335,495
Total current assets	20,332,414	19,710,797

NET PROPERTY AND EQUIPMENT	2,492,151	2,467,244

OTHER ASSETS:
Notes receivable, less current portion	258,671	413,702
Computer software development costs, net of accumulated amortization	1,581,748	1,285,750
Goodwill, net of accumulated amortization	3,962,326	3,962,326
Other, net	10,000	11,453
Total other assets	5,812,745	5,673,231
Total assets	$28,637,310	$27,851,272

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$938,246	$1,320,470
Billings in excess of revenues earned on long-term contracts	3,592,055	2,234,647
Billings for future services	7,765,690	8,010,686
Accrued liabilities	3,169,063	3,862,203
Total current liabilities	15,465,054	15,428,006

SHAREHOLDERS' EQUITY:
Common stock	11,268,145	10,881,550
Common stock pending issuance	--	376,550
Retained earnings	2,900,996	2,359,296
Deferred stock compensation	(996,885)	(1,194,130)
Total shareholders' equity	13,172,256	12,423,266
Total liabilities and shareholders' equity	$28,637,310	$27,851,272

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
NET REVENUES	$9,698,714	$10,194,901	$19,196,251	$19,574,431

COST OF REVENUES	5,533,017	6,512,912	11,069,835	12,480,485

Gross profit	4,165,697	3,681,989	8,126,416	7,093,946

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,807,326	3,599,328	7,398,198	6,965,478

Income from operations	358,371	82,661	728,218	128,468

OTHER INCOME, NET	46,265	5,694	88,482	2,627

Income before provision for federal income taxes	404,636	88,355	816,700	131,095

PROVISION FOR FEDERAL INCOME TAXES	135,000	78,000	275,000	93,000

NET INCOME	$269,636	$10,355	$541,700	$38,095

BASIC EARNINGS PER SHARE	$.07	$.00	$.14	$.01

DILUTED EARNINGS PER SHARE	$.07	$.00	$.14	$.01

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,835,517	3,603,318	3,794,106	3,579,826

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,952,726	3,691,864	3,911,989	3,694,355

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$541,700	$38,095
Adjustments to reconcile net income to net cash
and equivalents provided by operating activities:
Depreciation and amortization expense	836,628	1,093,084
Deferred stock compensation expense	175,176	169,126
Decrease (increase) in current assets:
Accounts and notes receivables, net	750,545	974,911
Federal income tax receivable	--	935,000
	Revenues earned in excess of billings and
retainages on long-term contracts	818,501	504,128
Inventories	24,346	2,339
Other current assets	157,096	(89,056)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,075,364)	(201,854)
	Billings in excess of revenues earned on
long-term contracts	1,357,408	402,556
Billings for future services	(244,996)	737,799
	Net cash and equivalents provided by
operating activities	3,341,040	4,566,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(450,175)	(271,900)
Decrease in long-term receivables	155,031	201,047
Investments in computer software	(707,358)	(507,109)
Other, net	1,453	50,598
	Net cash and equivalents used for investing
Activities	(1,001,049)	(527,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	32,114	65,611
Repayment of note payable	--	(1,000,000)
Repayment on line of credit borrowings	--	(2,564,286)
	Net cash and equivalents (used for) provided by
financing activities	32,114	(3,498,675)

CASH AND EQUIVALENTS:
Increase in cash and equivalents	2,372,105	540,089
Balance at beginning of period	5,648,184	700,840
Balance at end of period	$8,020,289	$1,240,929
Cash paid for interest on debt	$--	$66,192
Cash paid for income taxes	$654,049	$53,467

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
__________________________

(1)          GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. (the "Company" or "Manatron"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated, financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2002 as filed with the Securities and Exchange Commission on July 26, 2002.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the registrant as of October 31, 2002 and April 30, 2002, (b) the results of its operations for the three and six months ended October 31, 2002 and 2001, and (c) the cash flows for the six months ended October 31, 2002 and 2001.

Revenue Recognition

The Company's Software Systems and Services segment enters into contracts with customers to sell application software; third party software; hardware; professional services, such as installation, training, and conversion; and post-contract support and maintenance ("PCS") services. The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a software arrangement, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered element based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

Certain of the Company's software arrangements involve "off-the-shelf" software and services that are not considered essential to the functionality of the software. For these arrangements software revenue is recognized when the installation has occurred, customer acceptance is reasonably assured, the sales price represents an enforceable claim and is probable of collection and the remaining services such as training and installation are considered nominal. Fees allocable to services under these arrangements are recognized as revenue as the services are performed.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

(1)          GENERAL INFORMATION (continued)

Revenue related to sales of computer hardware and supplies is recognized when title passes, which is normally the shipping or installation date.

PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. These support fees are typically billed in advance on a monthly, quarterly or annual basis and are recognized as revenue ratably over the related contract periods.

Billings for Future Services, as reflected in the accompanying consolidated balance sheets, includes PCS and other services that have been billed to the customer in advance of performance. It also includes customer deposits on new contracts and other progress billings for software and hardware that has not been completely installed.

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of October 31, 2002 and 2001, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, was not material. The Company reflects Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying consolidated balance sheets.

Reserves for Accounts Receivable and Revenues in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return. Accordingly, as of October 31, 2002 and 2001, the reserve for returns was not significant.

Notes Receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, as the contract terms are fixed and determinable and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's leases meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." However, the Company's leasing activities are no longer a significant part of its business activities and accordingly, are not material to the consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Software Systems and Services, and Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes certain information regarding these reportable segments' as of October 31, 2002 and 2001:

	Software Systems and Services	Appraisal Services	Consolidated
For the Six Months Ended October 31, 2002

Net revenues	$15,840,898	$3,355,353	$19,196,251
Depreciation and amortization expense	777,563	59,065	836,628
EBITDA	1,413,901	150,945	1,564,846
Capital expenditures	432,368	17,807	450,175
Segment assets	24,654,116	3,983,194	28,637,310

For the Six Months Ended October 31, 2001

Net revenues	$14,039,146	$5,535,285	$19,574,431
Depreciation and amortization expense	1,028,762	64,322	1,093,084
EBITDA	1,525,084	(303,532)	1,221,552
Capital expenditures	209,787	62,113	271,900
Segment assets	16,697,955	6,800,235	23,498,190

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

(2)          BUSINESS REPORTABLE SEGMENTS (continued)

	Software Systems and Services	Appraisal Services	Consolidated
For the Three Months Ended October 31, 2002

Net revenues	$ 8,050,188	$1,648,526	$ 9,698,714
Depreciation and amortization expense	406,723	28,238	434,961
EBITDA	686,341	106,991	793,332
Capital expenditures	210,998	--	210,998
Segment assets	24,654,116	3,983,194	28,637,310

For the Three Months Ended October 31, 2001

Net revenues	$ 7,704,863	$2,490,038	$10,194,901
Depreciation and amortization expense	518,357	31,324	549,681
EBITDA	1,029,092	(396,750)	632,342
Capital expenditures	125,396	37,019	162,415
Segment assets	16,697,955	6,800,235	23,498,190

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

(3)          GOODWILL AND OTHER LONG-LIVED ASSETS

In 2001, the Financial Accounting Standard Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 no longer requires the amortization of goodwill; however, tests for impairment must be performed annually or when a triggering event occurs. Effective May 1, 2002, the Company adopted SFAS No. 142 and is no longer amortizing goodwill. The Company employed the services of an independent third party to assist in the step one evaluation of goodwill impairment as of May 1, 2002. This analysis was completed in the second quarter and resulted in no goodwill impairment. If the Company had accounted for goodwill under the provisions of SFAS No. 142 in the prior fiscal year, net income and earnings per share would have been as follows for the three and six months ended October 31, 2001:

	Three Months Ended	Six Months Ended

Reported net income	$10,355	$38,095
Plus goodwill amortization, net of tax	147,000	294,000
Adjusted net income	$157,355	$332,095

Reported basic and diluted earnings per share	$.00	$.01
Plus goodwill amortization, net of tax	.04	.08
Adjusted basic and diluted earnings per share	$.04	$.09

In 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" was also issued. Effective May 1, 2002, the Company adopted SFAS No. 144; however, it did not have a material impact on the Company's consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

(4)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for the each of the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Numerators:
Net income	$269,636	$10,355	$541,700	$38,095

Denominators: Denominator for basic earnings per share, weighted average outstanding common shares (1)	3,835,517	3,603,318	3,794,106	3,579,826

Potential dilutive shares (2)	117,209	88,546	117,883	114,529

Denominator for diluted earnings per share	3,952,726	3,691,864	3,911,989	3,694,355

Earnings Per Share:
Basic	$.07	$.00	$.14	$.01
Diluted	$.07	$.00	$.14	$.01

(1)	178,725 and 212,300 shares of unvested restricted stock for the three months ended October 31, 2002 and 2001, respectively, are excluded from the basic weighted average shares outstanding.
(2)

Options to purchase 386,452 shares of common stock at prices ranging from $4.21 to $7.00 per share were outstanding for the three and six months ended October 31, 2002, and options to purchase 434,952 and 404,452 shares of common stock at prices ranging from $3.60 to $7.00 per share were outstanding for the three and six months ended October 31, 2001, respectively but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
__________________________

(5)          CONTINGENT LIABILITIES

The Company previously contracted with the Town of Branford ("Branford") to provide certain appraisal services for a fee of $538,000. On February 25, 2002, Branford filed a lawsuit against Liberty Mutual Insurance Company ("Liberty"), Manatron's bonding company, in connection with this contract in the Federal District Court for the District of Connecticut. Branford alleged breach on the bond contract with Liberty, misrepresentation, negligent misrepresentation, knowing misrepresentation and breach of duty of good faith and fair dealing. Branford seeks payment of the $538,000 penal sum of the bond, plus unspecified damages in excess of the penal sum. Although the initial complaint did not name the Company as a defendant, the Company has subsequently been adjoined into this lawsuit. Since Branford has rejected and prevented Manatron's attempts to remedy the conditions that Branford alleged were in default under the contract, Manatron has filed a claim against Branford for breach of contract and is seeking to recover the remaining $219,880 due under the contract.

The Company and its subsidiary are periodically parties, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. The Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. However, the Company does not anticipate material losses as a result of these proceedings beyond amounts already provided for in the accompanying financial statements.

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

Results of Operations

Consolidated net revenues of $9,698,714 and $19,196,251 for the three and six months ended October 31, 2002, have decreased by approximately 5% and 2% respectively, in comparison to the $10,194,901 and $19,574,431 of net revenues that were reported for the comparable periods in the prior fiscal year.

Software Systems and Services segment revenues have increased 5% from $7,704,863 to $8,050,188 for the three months ended October 31, 2002, and 13% from $14,039,146 to $15,840,898 for the six months ended October 31, 2002, compared to the same periods in the prior fiscal year. These revenues generally include software license fees, hardware sales, forms and supplies sales, and various professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing. These increases are primarily attributable to growth in professional services and recurring support revenues over the prior year. The increase in professional services revenue is due to the continual execution of a number of new MVP Tax and Proval® contracts in Indiana and the Southeast region during the first six months of fiscal 2003 as well as continued progress on the larger MVP Tax projects in Cuyahoga County, Ohio, Dauphin County, Pennsylvania and Jefferson County, Alabama. The increase in recurring support revenues is due to a number of new software installations and price increases. The Company increased its prices on a number of support and maintenance contracts for its products during the second half of fiscal 2002, which would not have impacted the prior year comparable periods. These recurring support and maintenance fees represent approximately 50% of this segment's annual revenue. Software license fees, which represent approximately 15% of this segment's annual revenue were flat for both periods primarily because a few of the Company's larger development projects have taken longer to complete than originally anticipated.

Appraisal Service segment revenues, which include fees for mass real estate appraisals or revaluations, have decreased for the three months ended October 31, 2002, by $841,512 or 34% to $1,648,526 and by $2,179,932 or 39% to $3,355,353 for the six months ended October 31, 2002. The Company's backlog for appraisal services at October 31,

2002, has also decreased by approximately $1.5 million to $4.3 million compared to approximately $5.8 million at April 30, 2002. These decreases are due primarily to the cyclical and project nature of this segment, including the fact that the Company's largest market for these services, Ohio, uses a six-year cycle for revaluations. For fiscal 2003, appraisal service revenues are projected to be between $6 and $7 million, which is approximately $5 million or 50% less than appraisal service revenues for fiscal 2002. If the Company is able to re-sign appraisal service contracts that it completed in the previous cycle, these revenues should begin to increase in fiscal 2004. While the Company continues to actively pursue new appraisal service contracts, efforts are being confined to its traditional markets in Ohio, Indiana, and Pennsylvania where it has historically been most successful in obtaining profitable contracts.

As noted in prior years, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and approximately 13% of the gross under-billed position on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate collection. As of October 31, 2002 and 2001, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was approximately $665,000 and $985,000, respectively. As of October 31, 2002 and 2001, the total reserve against retainage revenue under the Allegheny County project was approximately $418,000 for both periods. The Company continues to believe it is appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of services under that contract, because certain officials of Allegheny County have continued to contest the payment of such amounts. The ultimate collection of these monies is pending an order from the judge who initially ordered the reassessment, which is expected to be issued within the next twelve months.

Cost of revenues of $5,533,017 for the three months ended October 31, 2002, were $979,895 or 15% lower than the $6,512,912 of costs for the three months ended October 31, 2001, and cost of revenues of $11,069,835 for the six months ended October 31, 2002, were $1,410,650 or 11% lower than the $12,480,485 of costs reported for the first half of the prior fiscal year. These decreases are primarily due to a shift in the mix of revenues and costs generated by the Company's two reportable segments. The Software Systems and Services segment typically yields a higher gross margin than the Appraisal Services segment, which is highly labor intensive. While margins for the Software Systems and Services segment were actually similar at approximately 55% for the three and six months ended October 31, 2002 and 2001, respectively, this segment is making up a larger portion of the overall revenues and related costs, which has caused the combined margin to increase nearly 7% to 43% over the prior year.

Selling, general and administrative expenses have increased by $207,998 and $432,720 for the three and six months ended October 31, 2002, over the prior year comparable period to $3,807,326 and $7,398,198, respectively. These increases are due to the Company's continued investment in research and development, which is an integral component of the Company's growth strategy. Research and development expenses included in SG&A were approximately $1.6 million and $2.9 million for the three months and six months ended October 31, 2002, respectively. These expenditures are approximately $300,000 and $500,000, respectively, higher than the prior year comparable periods. In addition, sales and marketing expenses are approximately $60,000 and $160,000 higher for the three and six months ended October 31, 2002 over the prior year comparable periods due to an increase in commissions associated with increased contract activity over the prior year. These increases were offset by approximately a $160,000 and $320,000 reduction in goodwill amortization expense for the three and six months ended October 31, 2002, respectively, due to the implementation of SFAS No. 142.

As a result of the margin improvement noted above, the Company reported substantial improvements in its operating income from the same quarter of the prior year. Operating income was $358,371 for the three months ended October 31, 2002, versus $82,661 for the three months ended October 31, 2001, and $728,218 for the six months ended October 31, 2002, versus operating income of $128,468 for the six months ended October 31, 2001. Interest income for the six months ended October 31, 2002, was $88,482 compared to net interest income of $2,627 for the six months ended October 31, 2001. This change is due to a $6.8 million improvement in the Company's net cash position over the prior year.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. The effective tax rate for the three and six months ended October 31, 2002, are approximately equal to the statutory tax rate, which is 34%. The current year rates are substantially lower than the prior year because of the implementation of SFAS No. 142. SFAS No. 142 eliminated goodwill amortization expense, which was primarily non-deductible for tax purposes.

Net income was $269,636 or $.07 per diluted share for the three months ended October 31, 2002, versus net income of $10,355 or $0.00 per diluted share for the three months ended October 31, 2001. Net income for the six months ended October 31, 2002, was $541,700 or $.14 per diluted share compared to net income of $38,095 or $0.01 per diluted share for the six months ended October 31, 2001. Diluted weighted average outstanding common shares for the six months ended October 31, 2002, of 3,952,726 increased by approximately 134,000 shares over the balance of 3,819,153 at April 30, 2002. This increase was primarily due to the issuance of approximately 126,000 shares associated with the ProVal post-merger contingent stock agreement and additional shares issued under employee stock plans.

Financial Condition and Liquidity

At October 31, 2002, the Company had working capital of $4,867,360 compared to the April 30, 2002, amount of $4,282,791. These levels reflect current ratios of 1.31 and 1.28, respectively. The increase in working capital is due to the positive cash flow from operations generated during the first two quarters of fiscal 2003.

Shareholders' equity at October 31, 2002 increased by $748,990 to $13,172,256 from the balance reported at April 30, 2002, because of $32,114 of employee stock purchases, $175,176 of deferred stock compensation expense and $541,700 of net income for the six months ended October 31, 2002. As a result, book value per share has increased to $3.28 as of October 31, 2002, from $3.11 at April 30, 2002.

The nature of the Company's business typically is not property or equipment intensive. Net capital expenditures were approximately $450,000 for the six months ended October 31, 2002, compared to approximately $272,000 for the six months ended October 31, 2001. Current year as well as prior year expenditures relate primarily to purchases or upgrades of computer hardware and software used by the Company's development and support personnel. The increase between years is primarily due to the timing of upgrades and the Company's improved cash position. In addition, current year expenditures include approximately $80,000 of expenditures for furniture and fixtures associated with the relocation of the Company's Canton, Ohio office and the expansion of the Tampa, Florida office. The Company is in the process of acquiring a 25,000 square foot building that adjoins its current corporate facility in Portage, Michigan. The Company anticipates closing on this additional space during the third quarter of fiscal 2003 at an approximate cost of $650,000. The Company expects to utilize half of this space for expansion and to lease the other half of the building back to the seller who is currently occupying the building.

The Company capitalized approximately $398,000 and $264,000 of software development costs for the three months ended October 31, 2002 and 2001, respectively. For the six months ended October 31, 2002 and 2001, the Company capitalized $707,000 and $507,000, respectively. Consistent with the increase in research and development expenses noted previously, these increases are due to the Company's technology plan which essentially is directed towards the creation of the next generation of property, tax and appraisal products that will be marketed nationally.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent upon meeting certain funded debt to EBITDA levels. As of October 31, 2002, the Company was eligible for the full $6 million of borrowings. As of October 31, 2002, the Company had no borrowings outstanding under its $6 million line of credit. The Company anticipates that its $6 million line of credit, together with existing cash balance of approximately $8 million, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

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

On October 10, 2002, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the next twelve months. The Company has repurchased 9,200 shares of common stock totaling approximately $39,000 under a similar program approved on October 4, 2001.

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

•

Changes in competition and pricing environments: if competition increases in the computer software and service industry (particularly the segment of the industry that supplies governmental entities), companies with greater capital reserves and greater diversification may have more options at their disposal for handling increased competition than we do.

•	Potential negative side effects stemming from the Company's expansion into new regional markets, including Canada: as a result of this expansion, the Company may face unanticipated pitfalls.

•	Pricing and availability of equipment, materials, inventories and programming.

•

Changes in existing computer software and service industry laws or the introduction of new laws, regulations or policies that could affect the Company's business practices, including, by way of example, intellectual property laws and laws affecting software providers' liability: these laws, regulations or policies could impact the computer software and service industry as a whole, or could impact only those portions of the computer software and service industry in which we are currently active, for example, privacy laws regulating how governmental units store and provide access to information; in either case, the Company's profitability could be negatively affected due to an industry-wide market decline or due to the Company's inability to compete with other computer software and service industry companies that are unaffected by these laws, regulations or policies.

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

•	Continued availability of third-party software and technologies incorporated in the Company's products.

•

Potential negative impact of the fact that the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital; in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

•

Changes in economic conditions, including changes in interest rates, financial market performance and the computer software and service industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only the Company's business but also all computer software and service industry companies; or the changes can impact only those parts of the economy upon which the Company relies in a unique fashion, including, by way of example:

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of October 31, 2002, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Item 4.	Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. - OTHER INFORMATION.

Item 1.	Legal Proceedings.

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

The annual meeting of shareholders of the Company was held on October 10, 2002. The purpose of the meeting was to elect directors. The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

Votes Cast
Elected Directors	For	Against	Authority Withheld	Broker Non-Votes

Randall L. Peat	3,459,325	0	6,499	0
Paul R. Sylvester	3,460,782	0	5,042	0
Stephen C. Waterbury	3,460,782	0	5,042	0

The following persons also continue to serve as directors: Richard J. Holloman, Harry C. Vorys, W. Scott Baker, Allen F. Peat and Gene Bledsoe.

Item 6.	Exhibits and Reports on Form 8-K.

(a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

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

4.3

Rights Agreement dated June 2, 1997, between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

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

10.6	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.7

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.8

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.9

Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999, and incorporated herein by reference.

10.10

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999, and incorporated herein by reference.

10.11

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000, and incorporated herein by reference.

10.12	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company 10-Q Quarterly Report for the period ended October 31, 2000, and incorporated herein by reference.

10.13

Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.14

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

10.18	Loan Agreement with Comerica Bank dated May 17, 2002.

_______________________

*Management contract or compensatory plan or arrangement.

(b)          Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the quarter ended October 31, 2002:

Date of Report	Filing Date	Item(s) Reported

September 12, 2002	September 12, 2002

*This Form 8-K reported under Item 9 the Company's issuance of a press release announcing its fiscal 2003 first quarter results. Consolidated Condensed Statements of Income and Balance Sheet Highlights were included in this Form 8-K.

October 17, 2002	October 17, 2002

*This Form 8-K reported under Item 9 the Company's issuance of a press release announcing the approval of a stock buyback. No financial statements were included or required to be included in this Form 8-K.

          *This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: December 13, 2002	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

Date: December 13, 2002	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

CERTIFICATION

I, Paul R. Sylvester, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Manatron, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Paul R. Sylvester
Paul R. Sylvester President and Chief Executive Officer

CERTIFICATION

I, Krista L. Inosencio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Manatron, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

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

4.3

Rights Agreement dated June 2, 1997, between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

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

10.6	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.7

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.8

Employee Stock Purchase Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.9

Registration Rights Agreement dated May 28, 1999, between Manatron, Inc. and Jennings Wayne Moore. Previously filed as an exhibit to the Company's Form S-3, filed on September 21, 1999, and incorporated herein by reference.

10.10

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999, and incorporated herein by reference.

10.11

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000, and incorporated herein by reference.

10.12	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company 10-Q Quarterly Report for the period ended October 31, 2000, and incorporated herein by reference.

10.13

Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.14

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

-ii-

10.17

Employment Agreement between Manatron, Inc. and Mary N. Gephart dated July 17, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.18	Loan Agreement with Comerica Bank dated May 17, 2002.

_______________________

*Management contract or compensatory plan or arrangement.

-iii-