Form 10-Q
period 2003-01-31
MANATRON INC
filed 2003-03-13
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003

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

(269) 567-2900
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

On March 13, 2003, there were 4,037,250 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 31, 2003	April 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,036,107	$5,648,184
Accounts receivable, net	9,519,690	7,827,916
Revenues earned in excess of billings on long-term contracts	968,939	1,373,130
Unbilled retainages on long term contracts	645,867	1,063,960
Notes receivable	1,157,650	1,431,386
Inventories	236,323	381,726
Deferred tax assets	1,649,000	1,649,000
Other current assets	133,179	335,495

Total current assets	22,346,755	19,710,797

NET PROPERTY AND EQUIPMENT	2,965,259	2,467,244

OTHER ASSETS:
Notes receivable, less current portion	377,104	413,702
Computer software development costs, net of accumulated amortization	1,725,449	1,285,750
Goodwill	3,962,326	3,962,326
Other, net	123,945	11,453
Total other assets	6,188,824	5,673,231
Total assets	$31,500,838	$27,851,272

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$548,612	$1,320,470
Billings in excess of revenues earned on long-term contracts	3,081,292	2,234,647
Billings for future services	10,323,314	8,010,686
Accrued liabilities	3,927,379	3,862,203
Total current liabilities	17,880,597	15,428,006

SHAREHOLDERS' EQUITY:
Common stock	11,225,182	10,881,550
Common stock pending issuance	--	376,550
Retained earnings	3,326,024	2,359,296
Deferred stock compensation	(930,965)	(1,194,130)
Total shareholders' equity	13,620,241	12,423,266
Total liabilities and shareholders' equity	$31,500,838	$27,851,272

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
NET REVENUES	$10,651,167	$10,132,544	$29,847,418	$29,706,975

COST OF REVENUES	6,132,653	6,331,175	17,202,488	18,811,660

Gross profit	4,518,514	3,801,369	12,644,930	10,895,315

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,921,009	3,674,194	11,319,207	10,639,672

Income from operations	597,505	127,175	1,325,723	255,643

OTHER INCOME, NET	52,523	18,221	141,005	20,848

Income before provision for federal income taxes	650,028	145,396	1,466,728	276,491

PROVISION FOR FEDERAL INCOME TAXES	225,000	107,000	500,000	200,000

NET INCOME	$425,028	$38,396	$966,728	$76,491

BASIC EARNINGS PER SHARE	$.11	$.01	$.25	$.02

DILUTED EARNINGS PER SHARE	$.11	$.01	$.25	$.02

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,846,830	3,611,816	3,811,680	3,591,016

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,984,256	3,719,070	3,936,151	3,703,061

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$966,728	$76,491
Adjustments to reconcile net income to net cash
and equivalents provided by operating activities:
Depreciation and amortization expense	1,272,148	1,660,794
Deferred stock compensation expense	241,096	244,505
Decrease (increase) in current assets
Accounts and notes receivables, net	(1,418,038)	(2,554,107)
Federal income tax receivable	--	935,000
Revenues earned in excess of billings and
retainages on long-term contracts	822,284	851,729
Inventories	145,403	(60,650)
Other current assets	202,316	12,664
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(706,682)	243,407
Billings in excess of revenues earned on
long-term contracts	846,645	1,163,523
Billings for future services	2,312,628	3,119,484
Net cash and equivalents provided by
operating activities	4,684,528	5,692,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(1,138,123)	(401,777)
Decrease in long-term receivables	36,598	215,918
Investments in computer software	(1,071,739)	(767,212)
Other, net	(112,492)	50,598
Net cash and equivalents used for investing
activities	(2,285,756)	(902,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	98,016	79,679
Repurchases of common stock	(108,865)	--
Repayment of notes payable	--	(1,000,000)
Repayment of line of credit borrowings	--	(2,564,286)
Net cash and equivalents used for financing activities	(10,849)	(3,484,607)

CASH AND EQUIVALENTS:
Increase in cash and equivalents	2,387,923	1,305,760
Balance at beginning of period	5,648,184	700,840
Balance at end of period	$8,036,107	$2,006,600
Cash paid for interest on debt	$--	$69,047
Cash paid for income taxes	$923,906	$88,832

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the registrant as of January 31, 2003 and April 30, 2002, (b) the results of its operations for the three and nine months ended January 31, 2003 and 2002, and (c) the cash flows for the nine months ended January 31, 2003 and 2002.

Revenue Recognition

The Company's Software Systems and Services segment enters into contracts with customers to sell application software; third party software; hardware; professional services, such as installation, training, and conversion; and post-contract support and maintenance ("PCS") services. The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a software arrangement, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered elements based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

Certain of the Company's software arrangements involve "off-the-shelf" software and services that are not considered essential to the functionality of the software. For these arrangements, software revenue is recognized when the installation has occurred, customer acceptance is reasonably assured, the sales price represents an enforceable claim and is probable of collection, and the remaining services such as training and installation are considered nominal. Fees allocable to services under these arrangements are recognized as revenue as the services are performed.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

Revenue related to sales of computer hardware and supplies is recognized when title passes, which is normally the shipping or installation date.

PCS includes telephone support, bug fixes and rights to upgrades on a when-and-if available basis. These support fees are typically billed in advance on a monthly, quarterly or annual basis and are recognized as revenue ratably over the related contract periods.

Billings for Future Services, as reflected in the accompanying consolidated balance sheets, includes PCS and other services that have been billed to the customer in advance of performance. It also includes customer deposits on new contracts and other progress billings for software and hardware that has not been completely installed.

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of January 31, 2003 and 2002, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, was not material. The Company reflects Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying consolidated balance sheets.

Reserves against Accounts Receivable and reserves against Revenues in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return. Accordingly, as of January 31, 2003 and 2002, the reserve for returns was not significant.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

However, the Company's leasing activities are not a material part of its business activities and, accordingly, are no longer broken out separately in the consolidated condensed financial statements.

New Accounting Procurements

In July 2002, The FASB issued SFAS 146, "Accounting for Costs Associated with exit or Disposal Activities." Statement No. 146 addresses the timing of recognition and related measurement of the costs of one-time termination benefits. SFAS 146 is effective for exit activities initiated after December 31, 2002.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. Interpretation No. 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective immediately and are included in Note 5.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Software Systems and Services, and Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding these reportable segments' as of January 31, 2003 and 2002.

	Software Systems and Services	Appraisal Services	Consolidated
For the Nine Months Ended January 31, 2003

Net revenues	$24,859,052	$4,988,366	$29,847,418
Depreciation and amortization expense	1,184,858	87,290	1,272,148
Income from operations	1,064,681	261,042	1,325,723
Capital expenditures	1,120,316	17,807	1,138,123
Segment assets	27,607,282	3,893,556	31,500,838

For the Nine Months Ended January 31, 2002

Net revenues	$21,747,733	$7,959,242	$29,706,975
Depreciation and amortization expense	1,564,781	96,013	1,660,794
Income from operations	738,711	(483,068)	255,643
Capital expenditures	324,181	77,596	401,777
Segment assets	19,747,590	7,466,356	27,213,946

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          BUSINESS REPORTABLE SEGMENTS (continued)

	Software Systems and Services	Appraisal Services	Consolidated
For the Three Months Ended January 31, 2003

Net revenues	$9,018,154	$1,633,013	$10,651,167
Depreciation and amortization expense	407,295	28,225	435,520
Income from operations	475,510	121,995	597,505
Capital expenditures	687,948	--	687,948
Segment assets	27,607,282	3,893,556	31,500,838

For the Three Months Ended January 31, 2002

Net revenues	$7,708,587	$2,423,957	$10,132,544
Depreciation and amortization expense	536,019	31,691	567,710
Income from operations	296,627	(169,452)	127,175
Capital expenditures	114,394	15,483	129,877
Segment assets	19,747,590	7,466,356	27,213,946

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          GOODWILL AND OTHER LONG-LIVED ASSETS

In 2001, the Financial Accounting Standard Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 no longer requires the amortization of goodwill; however, tests for impairment must be performed annually or more frequently if certain triggering events occur. Effective May 1, 2002, the Company adopted SFAS No. 142 and is no longer amortizing goodwill. The Company employed the services of an independent third party to assist in the step one evaluation of goodwill impairment as of May 1, 2002. This analysis was completed in the second quarter and resulted in no goodwill impairment. If the Company had accounted for goodwill under the provisions of SFAS No. 142 in the prior fiscal year, net income and earnings per share would have been as follows for the three and nine months ended January 31, 2002:

	Three Months Ended	Nine Months Ended

Reported net income	$38,396	$76,491
Plus goodwill amortization, net of tax	147,000	441,000
Adjusted net income	$185,396	$517,491

Reported basic and diluted earnings per share	$.01	$.02
Plus goodwill amortization, net of tax	.04	.12
Adjusted basic and diluted earnings per share	$.05	$.14

In 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" was also issued. Effective May 1, 2002, the Company adopted SFAS No. 144; however, it did not have a material impact on the Company's consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Numerators:
Net income	$425,028	$38,396	$966,728	$76,491

Denominators: Denominator for basic earnings per share, weighted average
outstanding common shares (1)	3,846,830	3,611,816	3,811,680	3,591,016

Potential dilutive shares (2)	137,426	107,254	124,471	112,045

Denominator for diluted earnings per share	3,984,256	3,719,070	3,936,151	3,703,061

Earnings Per Share:
Basic	$11	$.01	$.25	$.02
Diluted	$.11	$.01	$.25	$.02

(1)	175,725 and 208,500 shares of unvested restricted stock as of January 31, 2003 and 2002, respectively, are excluded from the basic weighted average shares outstanding.
(2)

Options to purchase 361,452 shares of common stock at prices ranging from $4.63 to $7.00 per share were outstanding for the three and nine months ended January 31, 2003, and options to purchase 415,952 shares of common stock at prices ranging from $3.88 to $7.00 per share were outstanding for the three and nine months ended January 31, 2002, respectively but were not included in the computation of diluted earnings per share because the options' had exercise prices that were greater than the average market price of the common stock.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(5)          CONTINGENT LIABILITIES AND GUARANTEES

The Company previously contracted with the Town of Branford ("Branford") to provide certain appraisal services for a fee of $538,000. On February 25, 2002, Branford filed a lawsuit against Liberty Mutual Insurance Company ("Liberty"), Manatron's bonding company, in connection with this contract in the Federal District Court for the District of Connecticut. Branford alleged breach on the bond contract with Liberty, misrepresentation, negligent misrepresentation, knowing misrepresentation and breach of duty of good faith and fair dealing. Branford is seeking payment of the $538,000 penal sum of the bond, plus unspecified damages in excess of the penal sum. Although the initial complaint did not name the Company as a defendant, the Company has subsequently been adjoined into this lawsuit. Since Branford has rejected and prevented Manatron's attempts to remedy the conditions that Branford alleged were in default under the contract, Manatron has filed a claim against Branford for breach of contract and is seeking to recover the remaining $219,880 due under the contract.

The Company and its subsidiary are periodically parties, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. The Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. The Company does not anticipate material losses as a result of these proceedings beyond amounts already provided for in the accompanying consolidated financial statements.

The Company provides to its customers a one-year warranty on its internally developed application software. Warranty expenses are not and have not been significant.

Effective June 1, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation. This purchase required additional contingent payments of the Company's stock if certain operating measures were reached during the first four years subsequent to the merger. The final contingent payment under this agreement will be for performance during the fiscal year ended April 30, 2003.

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of January 31, 2003, the Company had approximately $10.5 million in outstanding performance bonds which are anticipated to expire within the next 18 months.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

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

Results of Operations

Total net revenues of $10.7 million for the three months ended January 31, 2003, have increased by 5% in comparison to the $10.1 million of net revenues that were reported for the prior year comparable period. Total net revenues of $29.8 million for the nine months ended January 31, 2003, were flat in comparison with the prior year amount of $29.7 million.

Software Systems and Services segment revenues have increased 17% from $7.7 million to $9 million for the three months ended January 31, 2003, and 14% from $21.7 million to $24.9 million for the nine months ended January 31, 2003, compared to the same periods in the prior fiscal year. These revenues generally include software license fees, hardware sales, forms and supplies sales, and various professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, and forms processing and printing. These increases are primarily attributable to growth in professional services and recurring support revenues over the prior year. The increase in professional services revenue is due to the execution of a number of new MVP Tax and Proval contracts in Indiana and the Southeast region during the first nine months of fiscal 2003, as well as continued progress on the larger MVP Tax projects in Cuyahoga County, Ohio, Dauphin County, Pennsylvania, Baltimore, Maryland and Jefferson County, Alabama. The increase in recurring support revenues is due to a number of new software installations and price increases. The Company increased its prices on a number of support and maintenance contracts for its products during the second half of fiscal 2002, which would have had minimal impact on the prior year comparable periods. These recurring support and maintenance fees represent approximately 50% of this segment's annual revenue. Software license fees, which represent approximately 14% of this segment's annual revenue were flat for both periods primarily because a few of the Company's larger development projects have taken longer to complete than originally anticipated.

Appraisal Service segment revenues, which include fees for mass real estate appraisals or revaluations, have decreased for the three months ended January 31, 2003, by 33% to $1.6 million and by 37% to $5 million for the nine months ended January 31, 2003. The Company's backlog for appraisal services at January 31, 2003, of $5.5 million is $300,000 or 5% lower than the backlog of $5.8 million reported as of April 30, 2002. These decreases are due primarily to the cyclical and project nature of this segment, including the fact that the Company's largest market for these services, Ohio, uses a six-year cycle for revaluations. For fiscal 2003, appraisal service revenues are projected to be between $6 and $7 million, which is approximately $5 million or 50% less than appraisal service revenues reported for fiscal 2002. If the Company is able to renew appraisal service contracts that it completed in the previous cycle, these revenues should begin to increase in fiscal 2004. While the Company continues to actively pursue new appraisal service contracts, efforts are being focused on its traditional markets in Ohio, Indiana, and Pennsylvania where the Company has historically been more successful in executing profitable contracts.

As noted in prior years, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and approximately 13% of the gross under-billed position on all other appraisal service projects due to the high degree of judgment involved in estimating the percentage of completion on these projects and the uncertainty regarding their ultimate collection. As of January 31, 2003 and 2002, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was approximately $630,000 and $823,000, respectively. As of January 31, 2003 and 2002, the total reserve against retainage revenue under the Allegheny County project was approximately $418,000 for both periods. The Company continues to believe it is appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of services under that contract, because certain officials of Allegheny County have continued to contest the payment of such amounts. The ultimate collection of these monies is pending an order from the judge who initially ordered the reassessment, which is expected to be issued within the next twelve months.

Cost of revenues of $6.1 million for the three months ended January 31, 2003, were 3% lower than the $6.3 million of costs for the three months ended January 31, 2002. Cost of revenues of $17.2 million for the nine months ended January 31, 2003, were 9% lower than the $18.8 million of costs reported for the comparable period in the prior fiscal year. These decreases are primarily due to a shift in the mix of revenues and costs generated by the Company's two reportable segments. The Software Systems and Services segment typically yields a higher gross margin than the Appraisal Services segment, which is highly labor intensive. While margins for the Software Systems and Services segment were actually similar at approximately 55% for the three and nine months ended January 31, 2003 and 2002, respectively, this segment is making up a larger portion of the overall revenues and related costs, which has caused the combined margin to increase nearly 5% to 42% over the prior year three and nine month periods.

Selling, general and administrative expenses have increased by approximately $250,000 or 7% to $3.9 million for the three months ended January 31, 2003, and by approximately $680,000 or 6% to $11.3 million for the nine months ended January 31, 2003. These increases are primarily due to the Company's continued investment in research and development, which is an integral component of the Company's growth strategy. Research and development costs of approximately $1.3 million and $4.1 million were included in selling, general and administrative expenses for the three and nine months ended January 31, 2003, respectively. These expenditures are approximately $200,000 and $600,000, respectively, higher than the prior year comparable periods. In addition, sales and marketing expenses are approximately $180,000 higher for the nine months ended January 31, 2003, over the prior year comparable period due to an increase in commissions associated with increased contract activity over the prior year. Sales and marketing expenses for the current quarter were comparable to the prior year period. The increases in research and development, and sales and marketing expenses were offset by the discontinuance of goodwill amortization due to the implementation of SFAS No. 142. The effect of discontinuing the amortization of goodwill in connection with the adoption of SFAS No. 142 benefited the current quarter net income by approximately $147,000 or $.04 per diluted share and net income for the nine months ended January 31, 2003, by $441,000 or $.12 per diluted share.

As a result of the factors noted above, the Company reported substantial improvements in its operating income. Operating income increased $470,000 to $598,000 for the three months and $1.1 million to $1.3 million for the nine months ended January 31, 2003. Net other income for the three and nine months ended January 31, 2003, increased by $34,302 and $120,157 to $52,523 and $141,005, respectively. The improvement in net other income for both the three and nine months ended January 31, 2003, was primarily due to the additional interest income generated from the Company's increased cash balances.

The Company's provision for federal income taxes generally fluctuates with the level of pretax income. The effective tax rates for the three and nine months ended January 31, 2003, are approximately equal to the statutory rate, which is 34%. The current year rates are substantially lower than the prior year because of the implementation of SFAS No. 142. SFAS No. 142 eliminated goodwill amortization expense, which was primarily non-deductible for tax purposes.

Net income was $425,028 or $0.11 per diluted share for the three months ended January 31, 2003, versus net income of $38,396 or $0.01 per diluted share for the three months ended January 31, 2002. Net income for the nine months ended January 31, 2003, was $966,728 or $0.25 per diluted share compared to net income of $76,491 or $0.02 per diluted share for the nine months ended January 31, 2002. Diluted weighted average outstanding common shares increased by approximately 265,000 shares for the three months ended January 31, 2003, and 233,000 shares for the nine month period ended January 31, 2003, compared to the prior year comparable periods. These increases are primarily due to the issuance of stock associated with the Company's Employee Stock Purchase and Restricted Stock Plans in addition to the issuance of stock associated with the Proval post-merger contingent stock agreement.

Financial Condition and Liquidity

At January 31, 2003, the Company had working capital of $4.5 million compared to the April 30, 2002, amount of $4.3 million. These levels reflect a current ratio of 1.25 and 1.28, respectively. The improvement in working capital is primarily due to positive cash flows from operations.

Shareholders' equity at January 31, 2003, increased by $1.2 million to $13.6 million from the balance reported at April 30, 2002, because of $98,000 of employee stock purchases, $241,000 of deferred stock compensation expense and $967,000 of net income for the nine months ended January 31, 2003. These increases were offset by $109,000 of Company stock repurchases. As a result, book value per share has increased to $3.40 as of January 31, 2003, from $3.11 at April 30, 2002. The Company calculates book-value per share by dividing total shareholder's equity of $13.6 million by total shares outstanding of 4,009,750, at January 31, 2003.

Net capital expenditures increased by approximately $736,000 to $1.1 million for the nine months ended January 31, 2003, compared to approximately $402,000 for the nine months ended January 31, 2002. This increase is primarily attributable to the acquisition of a 25,000 square foot building that adjoins the Company's current corporate facility in Portage, Michigan. The Company paid $610,000 in cash for the building. The Company is leasing back approximately 50% of this additional space to the prior owner and plans to use the remaining space for growth. Current year expenditures also include approximately $80,000 of expenditures for furniture and fixtures associated with the relocation of the Company's Canton, Ohio office and the expansion of the Tampa, Florida office. The remaining fiscal 2003 expenditures as well as the fiscal 2002 expenditures related to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company capitalized approximately $365,000 and $260,000 of software development costs for the three months ended January 31, 2003 and 2002, respectively. For the nine months ended January 31, 2003 and 2002, the Company capitalized $1 million and $767,000, respectively. Consistent with the increase in research and development expenses noted previously, these increases are due to the Company's technology plan which essentially is directed towards the creation of the next generation of property, tax and appraisal products that will be marketed nationally.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent upon meeting certain funded debt to EBITDA levels. As of January 31, 2003, the Company was eligible for the full $6 million of borrowings. As of January 31, 2003, the Company had no borrowings outstanding under its $6 million line of credit. The Company anticipates that its $6 million line of credit, together with existing cash balance of approximately $8 million, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next twelve months.

On October 10, 2002, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the next twelve months. During the three months ended January 31, 2002, the Company repurchased 15,500 shares of common stock totaling approximately $70,000, under this program. In addition, the Company repurchased 9,200 shares of common stock totaling approximately $39,000 under a similar program approved on October 4, 2001, during the second quarter of fiscal 2003.

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

•

Changes in the financial markets, the economy, governmental spending, and the demand for software and related services and products resulting from recent events relating to the terrorist attacks on September 11, 2001, and other terrorist activities that have created significant global economic and political uncertainties.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of January 31, 2003, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

10.18

Loan Agreement with Comerica Bank dated May 17, 2002. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2003, and incorporated herein by reference.

_______________________

*Management contract or compensatory plan or arrangement.

(b)          Reports on Form 8-K.

          The Company filed the following Current Report on Form 8-K during the quarter ended January 31, 2003:

Date of Report	Filing Date	Item(s) Reported

December 12, 2002	December 12, 2002

*This Form 8-K reported under Item 9 the Company's issuance of a press release announcing its fiscal 2003 second quarter results. Consolidated Condensed Statements of Income and Balance Sheet Highlights were included in this Form 8-K.

          *This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: March 13, 2003	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: March 13, 2003	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

CERTIFICATION

I, Paul R. Sylvester, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Manatron, Inc.;

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

Date: March 13, 2003	/s/ Paul R. Sylvester
Paul R. Sylvester President and Chief Executive Officer

CERTIFICATION

I, Krista L. Inosencio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Manatron, Inc.;

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

Date: March 13, 2003	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

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

10.18

Loan Agreement with Comerica Bank dated May 17, 2002. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended January 31, 2003, and incorporated herein by reference.

_______________________

*Management contract or compensatory plan or arrangement.