Form 10-K
period 2003-04-30
MANATRON INC
filed 2003-07-23
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission File Number: 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 East Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 (Zip Code)

Registrant's Telephone Number, Including Area Code: (269) 567-2900

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:
Common Stock, No Par Value (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ___     No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes         No   X

The aggregate market value of the registrant's common equity held by nonaffiliates of the registrant based on the last sale price of such stock on October 31, 2002 (which was the last business day of the registrant's most recently completed second fiscal quarter) was approximately $8,360,393.

As of July 15, 2003, 4,141,354 shares of the registrant's Common Stock, no par value, were outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant's annual meeting of shareholders to be held Thursday, October 9, 2003, are incorporated by reference into Part III of this report.

PART I

Item 1.          Business.

General

          Manatron, Inc., a Michigan corporation ("Manatron" or the "Company") was started in 1969 as a partnership and was incorporated in Michigan in 1972. Manatron initially provided in-house data processing services for local governmental units located in Michigan, Illinois and Indiana. The Company's business was later extended into other states and it began to provide advanced microcomputer-based "turn-key" data processing systems for counties, cities and townships. These "turn-key" data processing systems included both general purpose computer hardware produced by leading manufacturers, proprietary software developed or purchased by the Company and related implementation and support services.

          Today, the Company designs, develops, markets and supports a family of web-based and client/server application software products for county, city and municipal governments. Manatron's products support the back-office processes for these government agencies and also facilitate the "Virtual Courthouse" by providing Internet access to information for industry professionals and the public or by processing transactions over the Internet such as the payment of property taxes. The Company also provides mass appraisal services through its Sabre Appraisal Division, assessing residential, commercial and other types of properties to ensure updated and equitable property valuations. The Company is headquartered in Kalamazoo, Michigan and has regional offices in Florida, Michigan, Illinois, Indiana, North Carolina and Ohio. As of April 30, 2003, the Company served approximately 1,600 customers in 29 states and three Canadian provinces.

          The Company's vision is to be a nationally recognized, leading provider of innovative software and services that allow government agencies, taxpayers and private industry to efficiently process, manage and archive information, primarily focused on real estate, personal and other property taxes. The Company seeks to provide quality products and services to its customers, to build a healthy culture with its employees and to maximize shareholder value.

          The Company has two reportable segments for financial reporting purposes: (i) Software Systems and Services and (ii) Appraisal Services. Refer to Note 9 of the Notes to Consolidated Financial Statements (which is incorporated into this Form 10-K) for financial information regarding these two reportable segments. As described in Note 9, revenue from the Software Systems and Services segment was approximately 83% of the Company's total revenue and revenue from the Appraisal Services segment was approximately 17% of the Company's total revenue for fiscal 2003.

Products

          Historical Perspective

          The Company's legacy software product portfolio has grown to approximately 200 distinct products that are used by auditors, assessors, treasurers, recorders, clerks and other elected officials in local government markets. This growth has been primarily due to a number of acquisitions in the last 15 years.

          The Company has built its product portfolio by using several different programming tools including COBOL, Basic, Clipper, FoxPro, Uniface and Admins. This variety of tools is a result of technology improvements over time, as well as different decisions made by the various businesses acquired by the Company. These products utilize several different operating system platforms including VMS, OS/400, MS-DOS and Microsoft Windows. Supporting this quantity of software products and variety of platforms is complex. As a result, the Company has focused its new product development activities on building a comprehensive suite of full life-cycle property applications known as MVP. With this new suite of products, the Company seeks to provide local governments with advanced technology and usability features allowing them to more efficiently serve their taxpayers and other constituents.

          Technology

          The Company has made a number of strategic platform decisions to ensure that its next generation products are built using common technologies and to leverage the technical expertise from internal and external resources it utilizes. While the product life cycles vary from jurisdiction to jurisdiction, the Company has historically found that the life of products for local government ranges from 10 to 15 years.

          The Company is building all new software products with certain, specific design themes. An important theme is database independence. Recognizing that the customer base has some level of built-in commitment to database technologies of choice, the Company has decided to support the popular relational database engines. Currently, the Company supports Microsoft SQL Server, Oracle, Informix and Solid Server. The Company expects to support additional databases, such as IBM DB2, if the market demands it.

          With respect to operating environments, the Company's new software products are built to run on Microsoft operating system platforms - specifically Windows 2000 and Windows XP. This is the most common platform currently being used in the local government market. While the Company will support additional operating systems, such as IBM AIX and Sun Solaris for the Oracle relational database engine, the user interface and business rules components are being built for Microsoft Windows Server and Internet Information Server (web) platforms.

          The Company's product development teams now use a limited set of programming tools when building new products. In particular, Microsoft Visual Studio (C#, Visual Basic and Visual C++) is the primary programming tool. The Company's analysts document certain designs using the Unified Modeling Language (UML). Reporting is developed using an industry-leading reporting toolset, Crystal Reports from Crystal Decisions. All web-based applications are being built with VBScript or components built in Visual Studio and are being built to be browser-independent - including support for America Online's web browser. The Company has also launched a product framework initiative, MVP Tools, which provides a shared technical platform for all products in the MVP suite. MVP Tools is built on Microsoft's .NET framework and provides a robust, long-term operating platform for all of the Company's products. The Company also anticipates that integrated Geographic Information Systems (GIS) technology, representing a spatial view of the MVP data, will be demanded more in the market as local governments continue to upgrade their legacy systems. As such, the Company is integrating GIS technologies, such as Environmental Systems Research Institute (ESRI), tightly with its products to provide those features.

          This limited and standard tool set allows the Company's development teams to focus on solving business problems rather than constantly learning new programming skills. It also enables them to build and leverage re-usable components. The result of this strategy is expected to be a suite of products that are interoperable with other systems (such as desktop productivity applications, partner applications, state-sponsored systems and custom-written applications), a set of products that integrate tightly with the customers' operating environment, and a development force that is more productive and quickly able to bring new product features and extensions to market.

          The following is a general description of the features and functionality of the Company's major software product groups that it continues to develop or has made arrangements to resell. The Company specializes in keeping its application software in compliance with the varying requirements of state statutes. New development is primarily focused on the ongoing development of the MVP Property products and continuing to enhance and extend the suite as a whole. In connection with this effort, the Company plans to continue to rationalize its product portfolio as existing customers migrate to the MVP products, further leveraging costs across the organization.

          Manatron Visual Property (MVP) Products

          As pressure mounts on local government to improve services and reduce costs, previously isolated departments are faced with doing more with less. By integrating Recording, Tax Billing and Collection, Assessment and GIS, the MVP Suite allows the various departments to work together to achieve efficiencies and improve service. As a result, the Company has been re-engineering its entire property suite of software into an Enterprise Resource Planning (ERP) type application suite for local government. MVP encompasses the Administration, Taxation, Assessment or Valuation, Recording and Mapping (GIS) of real and personal property. Clients can use the entire suite or opt to purchase only specific modules to integrate with their existing systems. Consistent with the technology process described previously, MVP uses component-based development, object-oriented analysis and design, and UML for system documentation. MVP is designed from the ground up to be an integrated property management application. The MVP architecture is based on Microsoft operating systems and platform and is designed with inherent interoperability with other Microsoft Windows-based applications such as Microsoft Office. MVP products are designed with database independence and have an n-tier architecture giving them broad scalability options and inherent Internet interoperability.

          Taxation

          MVP Tax® is a comprehensive tax software system, which maintains, bills, collects, distributes and tracks properties and associated taxes. It is a flexible system that can be supported by a variety of operating systems, hardware platforms, network configurations and relational databases. Local government officials along with industry experts have been involved in the design and review of MVP Tax® to ensure that it is in compliance with state standards, processes and laws and that it brings important new capabilities to tax billing and collection users.

          MVP Tax® maintains multiple tax years, provides extensive security and automates settlements, balances and roll-overs. It also manages real, personal, mobile homes, mineral, motor vehicle and special assessments. MVP Tax® includes "On-line" and "What's This?" help, and provides easy-to-use "Wizards" to guide the user through multi-step or infrequently used processes. It provides user-defined tax units and rate tables, tracks property splits, combinations and transfers, and allows comprehensive searches and inquiries. It also automates delinquencies, tax sales, interest and penalty calculations, and incorporates a built-in report writer. MVP Tax® was initially deployed in Indiana in January 2000, and is currently being used in 35 counties in Indiana, one county in Ohio, one county in Pennsylvania and five counties in Florida. In addition, the Company is in negotiations to extend MVP Tax® in Alabama, Maryland and North Carolina, and product design plans are under way to support installation in several new states.

          Appraisal or Valuation

          MVP ProVal® is a Microsoft Windows-based property appraisal software product. It features a highly productive, integrated sketch package and an accurate valuation engine for calculating property values. ProVal is one of the most widely deployed, nationally recognized CAMA software products available today. It is presently being used in nearly 300 appraisal jurisdictions in 20 states and three Canadian provinces. Its underlying architecture and database independence allows ProVal to run efficiently in a variety of configurations. MVP ProVal® offers the traditional approaches to value, including the cost, market and income approaches, and conforms to national and international standards. It encapsulates advanced CAMA technology, provides integrated GIS features and integrates hearing scheduling and certified roll maintenance, while adhering to the CAMA business rules. The latest release of MVP ProVal®, scheduled to ship in calendar 2003, includes tighter integration with MVP Tax®.

          Recording

          Manatron's Indexing, Recording, and Retrieval System (MVP MIRRS) is a national application that meets the indexing, recording and retrieval standards for numerous types of documents, including deeds, mortgages, UCC financing statements, liens, vital records and military discharges, in one simple-to-use application. MVP MIRRS includes: receipting, cashiering, indexing, integrated imaging, workflow analysis, accounts receivable, escrow, public inquiry and Internet access. MVP MIRRS supports a variety of operating systems, hardware platforms, network configurations and relational databases. In addition, the system supports the storage of many types of data elements including: grantors and grantees, legal descriptions, associated document references, property addresses, parcel identification numbers and user defined data fields, as needed. County officials no longer have to look up records one at a time by party name or approximate time frame with the MVP MIRRS inquiry system. Rather, documents can be located by many different methods including: name, book/page or instrument number, platted or unplatted description, lot number, parcel number, property address, consideration amount and index and date range. MVP MIRRS is currently being used in approximately 60 Register of Deeds offices in six states.

          Mapping/GIS

          MVP GIS is a multi-featured and easy-to-use Geographical Information System (GIS) used by 42 customers in three states. It is a complete suite of integrated products including third party products such as ESRI tools, as well as Manatron's Soil Calculation module and ManaLink System.

          ManaLink connects directly (real time) to Manatron's product databases such as MVP Tax®, MVP MIRRS, ProVal®, County Delinquents and Permits to display data in an easy-to-read format. In combination with ESRI's ArcView and ManaLink, the user can now quickly query and analyze data. ManaLink can be used with or without digital maps. Users can query parcel numbers, owner names, addresses, top 10 assessments in an area or other desired information. Selected information can also be exported to various types of formats or be used with Crystal Report® to create letters, labels and user-defined reports.

          MVP GIS allows users to access their GIS database and obtain information such as land parcels, roads, subdivisions, parcel boundaries and school districts. By linking the underlying MVP data with the spatial viewing engine of the GIS, clients can discover errors and patterns in their data that would otherwise go unnoticed. The Company's focus for its GIS offerings is to include tightly integrated GIS functionality within its MVP Product Suite as the market demonstrates a high demand for these features. The Company's goal for this integration is to streamline processes and improve information comprehension by applying the spatial tools to the MVP data.

          Manatron's Soil Productivity Module calculates the productivity of agricultural land based on computing areas from several map layers - parcel, parcel, soils and land-use - to create land-use polygons by parcel for automated calculation of values. This drastically reduces the time required to value land while increasing the quality of the those values.

          GovernMax.com Products

          The Company's GovernMax.com products and services facilitate access to public information or provide e-commerce on the Internet. Taxpayers, industry professionals and others with Internet access can now review current, formatted information relevant to their needs without leaving their home or office, 24 hours a day, seven days a week. GovernMax® products are written using Microsoft's Internet technologies, which use a SQL Server database. These tools have enabled the Company to make GovernMax® a fast and fully-featured web-based application. From custom themes and table-driven field labels to multi-language support GovernMax® clients can also customize their sites to their needs.

          GovernMax® products are currently being used by 90 clients in 13 states. The Company hosts data for 82 of these clients and 29 are utilizing the e-commerce capabilities of the system. The specific GovernMax® products are:

     PropertyMax - Provides access to property information
     RecordsMax - Provides access to deeds, vital records and other information that is recorded
     CourtMax - Provides access to non-confidential case docket and calendar information
     CollectMax -Provides a collection system for online payment of property taxes and other fees
     RevalMax - Allows new appraisal values to be accessed securely for taxpayer review
     VoiceMax - Allows access to public information and services from a phone

          The Company hosts GovernMax® applications for its customers in a secure, scalable, web farm with maximum redundancy. The web farm includes audited/monitored Internet security, physical access security, triple redundant power backup and access to the Internet via three different backbone providers for quick uptime and security.

          The Company distinguishes its GovernMax® product line from many dot.com competitors by linking its Internet products to its "back-office" software applications (MVP Property) running in the various jurisdictions. This "end-to-end" solution minimizes errors and results in more accurate, up-to-date information via the Internet, bringing both the governmental units and the public/commercial consumer of the information closer together. This improved information access for the public and commercial users also frees the governmental units from their traditional roles of helping users gather information, which allows governmental officials to focus on improving the efficiency and effectiveness of other services.

          Judicial Information Products

          Gavel and WRITS

          The Company has developed flexible and user definable judicial information systems that are available for local government, which consist of the following modules: (i) Case Management; (ii) Court Accounting; (iii) Prosecution Management; (iv) Probation Tracking; (v) Jury Management; (vi) Child Support; and (vii) Voter Registration. In addition, the Company has provided access to non-confidential case docket and calendar information through its CourtMax product described above. The Case Management module encompasses civil, criminal, traffic fine and court docket functions. The Court Accounting module tracks all fines, court costs and bonds in addition to providing the necessary reports for a governmental unit. The Prosecution Tracking module is a management record keeping and financial module for prosecutors in trial courts. The Probation Tracking module is a case tracking, record keeping and financial system for probation departments. The Jury Management module facilitates the selection of jurors as well as payments to jurors for jury duty. The Child Support module provides for a financial accounting of divorce, paternity and alimony cases, including Title IV-D reporting. The Voter Registration module oversees the legal record keeping requirements, jury selection and maintenance of an unlimited voting history and can be integrated with imaging, which facilitates the storage of signatures. Each module can be used alone or can be interfaced with the other modules to produce a complete and thorough court management system.

          Visual Voter

          Manatron also offers a windows based voter registration system that runs in a client server environment. Using an industry standard, SQL compatible relational database, Visual Voter is easy to use and offers various features. It conforms to the requirements of the National Voter Registration Act as well as certain state specific requirements. Visual Voters features include reporting all county election record totals for a specific period; checking against felony conviction records; interacting with state systems for updates, activity, etc.; handling all aspects of jury selection, including reporting; and assigning voters to the proper district, precinct and polling location.

          Sale of Financial Products Line

          Effective May 29, 2003, the Company sold all of the assets of its Financial Product line to N. Harris Computer Corporation. As a result of the sale, Harris now owns all of the Fund Accounting, Payroll, Utility Billing and related financial software that Manatron had developed or acquired over the last 15 years, including the Open Window Series products, UB5, the ATEK legacy financial products, the Sabre legacy financial products and the SDS Administrator financial software.

Services

          In connection with the installation of its "turn-key" systems, the Company provides ongoing hardware integration and maintenance, software support, project management, implementation services, conversions, training and other customer services through its corporate headquarters and regional offices described under the caption "Properties" below. The Company typically maintains an office in each region or state where it has a significant nucleus of customers, so it can more efficiently respond to their needs. Each regional office includes customer service personnel who are able to assist with the installation of the Company's "turn-key" systems and provide technical support on site before and after the installation. In addition, Company personnel respond on a daily basis to customer telephone inquiries regarding the use of Manatron systems. A number of these regional offices also are staffed with employees who are trained to identify and respond to customers' hardware and other technical inquiries.

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

          Through its Sabre Appraisal Division, Manatron provides mass revaluation appraisal services to local governments. The real estate services are a natural product extension for the Company, as many Manatron "turn-key" systems customers also contract periodically for mass appraisal services. Sabre is one of the largest vendors of mass appraisal services in the United States. A typical mass appraisal engagement is performed under a fixed-price contract over an 18 to 24 month time frame. Using the technology of its appraisal software products, Sabre has developed a flexible, innovative methodology for appraisal delivery, which enables it to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, computer analysis and sound judgment of professional appraisers, Sabre assesses a value to each parcel of property in a jurisdiction. Sabre supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

          In addition, the Sabre Appraisal Division and Mobile Video Services Inc. of North Kansas City, Missouri have teamed to develop a service that provides an inexpensive alternative to "walking around" or "remeasuring" every property while adding valuable photographic, x,y coordinate and address verification to the assessment file. The process can be done in conjunction with state mandated reappraisal projects. Alternatively, the process can be utilized to verify existing assessment data, combining it with property address verification for 911 or emergency management use, x,y coordinate linkage to GIS systems, and provide a street level digital photograph of each improvement.

Sales and Marketing

          The Company primarily markets its products through a direct sales force out of its corporate headquarters and regional offices in Florida, Illinois, Indiana, Michigan, North Carolina and Ohio. The Company also has a number of National Account Representatives, who market its products and services across state lines. These Company sales and marketing personnel sell Manatron-specific solutions, tailored for the data processing and state specific needs of jurisdictions. They also respond to requests for proposals.

          Manatron has developed a branding initiative under which its products can showcase individual distinctiveness, yet maintain the look and corporate image of the Company. Manatron's marketing efforts are developed under this brand umbrella and include media advertising in select industry specific publications, targeted direct response sales generation programs and participation in tradeshows and conferences. The Company also develops user groups and provides industry and product research. The Company's sales and marketing personnel are also responsible for the development of product literature, presentations and seminars for prospects and customers. They also develop product specific newsletters and turn-key, income generating programs for the Company's Internet customers.

Customer Base

          The Company's customers are primarily county, city and township governments in the United States. Revenue derived from Canada, which is the only other country in which the Company has customers, is less than 1% of the Company's total revenues. As of April 30, 2003, the Company's 1,600 customers in 29 states and three Canadian provinces were located in approximately 390 counties, 250 cities and 300 townships. There are approximately 3,000 counties, 19,000 cities and 16,000 townships in the United States. Within each of these governmental units, the Company generally works with elected officials such as tax collectors, auditors, treasurers, assessors, recorders, and clerks. The Company's sales are highly dependent on the quality of the relationships it has with these elected officials within each county, city and township government as well as their demand for its products and services. The Company does not believe that the loss of any single customer would have a materially adverse effect on the Company; however, a material decline in the Company's sales to various governments could have such an effect.

Competition

          Competition for the Company's software, related services and mass appraisal services is intense. The Company competes primarily on the basis of name recognition, financial stability, industry expertise, range and quality of products and reputation for providing good customer service.

          The Company's major competitors for both segments are generally small local software and service firms, which often are able to offer less expensive solutions or have developed long-term relationships with key governmental officials. Generally, these smaller firms can sell hardware, software and services at reduced prices because of their small amount of overhead. The Company also competes with a number of larger, national public companies such as Tyler Technologies, Inc. and Associated Computer Systems, Inc. The Company would be adversely affected if a large computer manufacturer, technology or professional service firm such as International Business Machines Corporation, Accenture Ltd., Bearing Point, Inc. (formerly KPMG Consulting, Inc.), Electronic Data Systems Corporation, Peoplesoft, Inc. targets the local government market, or if any large property services or database company acquires, merges or associates itself with a competing firm. Furthermore, application software also is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products. In addition, because there are now new tools and technologies available to speed up the development of software at reduced costs, increased price competition may be expected in the future.

          Although state and local governments traditionally have lagged behind both the federal government and the private sector in computer automation, the application of microcomputer and personal computer technology to local governmental units recently has been subject to rapid development and change. The ability of the Company to develop new application software programs utilizing modern technology is critical to its ability to compete successfully. Manatron regularly reviews and updates its software to meet the needs of its customers and to ensure that the software can be utilized in connection with the new technologies that are available.

          The most significant barriers to entry into the Company's market are industry expertise, competitive bid processes, bonding requirements, relationships with customers or prospects and personnel needed to design and develop software for the unique needs of local government.

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands and the needs of its customers. Manatron emphasizes research and development and has been investing significant amounts of its revenue for the last three years to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to the design, development, testing and deployment of computer software. Systems programming and support expenses that were not capitalized were approximately $5.7 million, $4.7 million and $4.6 million for the fiscal years ended April 30, 2003, 2002 and 2001, respectively. In addition, the Company capitalized approximately $1,333,000, $1,142,000 and $397,000 of computer software development costs during fiscal 2003, 2002 and 2001, respectively.

          Manatron continued its investment in its GovernMax ® product line during fiscal 2003. One key feature added was the ability to process electronic checks, substantially reducing the "convenience fee"

charged to the individuals paying their taxes through CollectMax. The Company also continued its investment and deployment of its proprietary "Reach-in" technology where GovernMax® products can retrieve "live" over the Internet, current data from a jurisdiction's operating database. Reach-in is currently being used to retrieve document images and current tax information as well as post payments real-time back into the operational databases of its clients. The Company believes this is a key advantage of its Internet products over other Internet products available in the market.

          In fiscal 2003, the Company also continued to invest heavily in its new MVP product architecture. Major focuses during the year were the continued development and deployment of MVP Tax® and the beta release of MVP ProVal®, version seven, which included among other things, an upgrade to 32 bit technology and modifications to meet new Indiana state requirements. The Company made significant investments in products, processes and staffing to meet the growing demand for the product and to deliver the products for Alabama, Florida, North Carolina, Ohio and Pennsylvania. The Company added substantial new features to the product including features required nationally.

          The focus of the Company's current research and development efforts is to produce a robust, highly-scalable, feature-rich suite of products built on a common, reliable, scalable architecture centered around Microsoft's .NET platform with inherent Internet capabilities. Through these efforts, the Company seeks to provide a product that it can deploy across its entire client-base and into new geography.

Suppliers

          The Company generally maintains more than one alternative supplier. All computers, peripherals, disks, printers, plotters, digitizers, operating system software, office automation software and other equipment required by the Company presently are available from at least two sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. The Company has not experienced any significant supply problems.

Backlog

          At April 30, 2003, the Company's backlog of orders for hardware, software and services (including mass real estate appraisal) was approximately $22.9 million, compared with approximately $19.2 million at April 30, 2002. This backlog value does not include recurring revenue associated with monthly, quarterly and annual support and maintenance contracts, which accounted for approximately 40% and 35% of net revenues in fiscal 2003 and 2002, respectively. Backlog for the Company's software and services business can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns. Accordingly, a comparison of backlog from quarter to quarter is not necessarily informative and may not be indicative of eventual actual shipments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the Company's backlog of orders.

Intellectual Property

          The Company regards certain features of its operations, products and services to be confidential and proprietary and relies on measures such as contractual restrictions and trade secret laws to protect its intellectual property. Due to the rapid rate of technological development in the computer software industry, the Company believes that protection of intellectual property is less important than the knowledge, ability and experience of the Company's employees, frequency of improvements and timeliness and quality of support services.

          The Company incorporates programming on software disks to make unauthorized duplication of the software more difficult. The Company typically licenses its software products under exclusive license agreements, which are generally non-transferable and have a perpetual term. The Company also does not generally provide source code to its customers. The Company does not have any patents. The Company has registered certain trademarks and may apply for registration of additional trademarks at appropriate times in the future.

Environmental

          Due to the nature of the Company's business, compliance with federal, state and local environmental laws and regulations governing discharges into the environment is not a significant issue nor is it expected to have a material effect upon future capital expenditures, earnings or the competitive position of the Company.

Employees

          As of July 1, 2003, the Company had 334 full-time employees, four duration employees, 15 temporary employees, and two part-time employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees.

An approximate breakdown of the Company's full time employees is as follows:

Administrative	13%
Development	23%
Sales and Marketing	5%
Service and Support	37%
Appraisal	22%
Total	100%

Item 2.          Properties.

          The principal executive and administration offices are located in a building owned by Manatron in Portage, Michigan, which consists of approximately 25,000 square feet. During fiscal 2003, the Company purchased the building adjacent to its corporate headquarters which has an additional 25,000 square feet. Approximately half of this additional space has been leased back to the prior owner. Of the remaining 12,500 square feet, 7,500 square feet will be utilized for Company growth and 5,000 square feet is being offered for lease. The Company's Software Systems and Services segment leases office and/or warehouse space in Florida, Illinois, Indiana, Michigan, Missouri, North Carolina and Ohio. The Company's Appraisal Services segment leases office space in Ohio. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 2003, totaled approximately $867,000.

          Management considers all of its offices to be well maintained, in good operating condition and suitable and adequate for their intended purposes.

Item 3.          Legal Proceedings.

          The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. While the ultimate effect of such litigation cannot be predicted with certainty, management believes that the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations. See Note 11 (Contingent Liabilities and Guarantees) to the Consolidated Financial Statements for additional information concerning legal proceedings involving the Company, which is incorporated herein by reference.

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

          Mary Gephart (age 44) has been Vice President of Human Resources and Administration since July of 2002. Ms. Gephart joined the Company in 1994 as the Manager of Human Resources and served in that position until 1998 when she was promoted to Director of Human Resources. In July of 2000, Ms. Gephart was promoted to Vice President of Human Resources and in July of 2002, Administration was added to her title. She is primarily responsible for directing and coordinating human resources activities, such as employment, compensation, employee relations, benefits, training and employee services.

          Krista L. Inosencio (age 29) has been Chief Financial Officer since July of 2002. Ms. Inosencio joined the Company in March of 2000 as the Director of Accounting and Finance. Prior to joining the Company, Ms. Inosencio was employed by Arthur Andersen LLP, an accounting firm, and worked in the audit division from 1995 through 2000. She is primarily responsible for accounting, insurance, banking, purchasing, securities compliance and taxes.

          G. William McKinzie (age 37) has been Chief Operating Officer since July of 2002. Mr. McKinzie joined the Company in April 2002 as an Executive Vice President. From 2001 to 2002, Mr. McKinzie served as Vice President of Information Services for Kellogg Company's International operations, based in Battle Creek, Michigan. From 1996 through 2000, Mr. McKinzie also served as Vice President and Chief Information Officer of both Kellogg's European operations based in the United Kingdom and its Latin American operations based in Mexico. Mr. McKinzie is primarily responsible for product management, including marketing, delivery, support, pricing and strategy.

          Early L. Stephens (age 40) has served as Chief Technology Officer since June of 1996 when he rejoined the Company. Mr. Stephens originally joined the Company in 1986 and worked as a programmer/analyst until 1988. From 1988 until June of 1996, Mr. Stephens was a Project Manager in the Management Information Systems department at Western Michigan University where he successfully led the migration from legacy software applications to client/server and web-based applications. Mr. Stephens is primarily responsible for all software product development and the establishment of technology standards for the Company's products and services.

          Marty A. Ulanski (age 44) has been Vice President of Sales and Business Development since July 2003. Prior to joining the Company, Mr. Ulanski worked for Spartan Stores, Inc., serving as the Senior Director of Application Development from 2000 to 2003, and the Director of Retail Information Technology Services from 1999 to 2000. In 1998, Mr. Ulanski served as the Vice President of Sales and Marketing for Great Lakes Computer Company, until that company was sold in 1999. From 1996 to 1998, Mr. Ulanski was the Director of Sales and Marketing for Ernst & Young LLP. Mr. Ulanski is primarily responsible for building a sales team to effectively execute the Company's growth and account management strategies.

PART II

Item 5.          Market for Registrant's Common Equity and Related Shareholder Matters.

          Manatron's common stock is traded over-the-counter and is regularly quoted on The NASDAQ SmallCap Market under the symbol "MANA."

          The following table shows the range of high and low bid information reported by The NASDAQ Small Cap Market for the years ended April 30, 2003 and 2002:

	2003		2002
Quarter	Low	High	Low	High

May - July	$3.75	$4.65	$3.15	$5.44
August - October	3.50	4.61	2.35	4.53
November - January	3.85	5.49	2.78	4.75
February - April	5.01	7.99	3.38	4.25

          These over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

          The Company historically has not paid cash dividends. The Company did, however, distribute 5% stock dividends in 1992, 1993 and 1994. The Company currently does not anticipate paying cash or stock dividends on its common stock in the foreseeable future, but instead intends to retain its earnings, if any, for the operation and expansion of the Company's business.

          As of July 1, 2003, the Company's common stock was held by approximately 1,300 shareholders, 235 of which were record holders.

          The information required by Item 201(d) of Securities and Exchange Regulation S-K is incorporated herein by reference from the section entitled "Equity Compensation Plans" in Manatron's definitive proxy statement relating to its annual meeting of shareholders to be held October 9, 2003.

Item 6.          Selected Financial Data.

          The following table sets forth selected financial data of the Company and its subsidiary for the fiscal years ended April 30, and has been derived from and should be read in connection with the Company's Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K or in Form 10-K's previously filed by the Company. Certain reclassifications have been made to the fiscal 1999 through fiscal 2002 selected financial data to conform to the fiscal 2003 presentation.

	2003	2002	2001	2000	1999
For the Years Ended April 30:

Net revenues	$40,387,265	$41,131,718	$41,126,586	$43,645,377	$37,549,264

Gross profit	17,369,526	15,332,683	13,477,302	14,586,455	13,005,142

Income (loss) from operations	2,063,113	603,059	(860,947)	2,079,630	1,251,840

Net income (loss)	1,510,322	227,714	(940,630)	1,603,845	1,304,570

Basic earnings (loss) per share	.40	.06	(.27)	.49	.45

Diluted earnings (loss) per share	.38	.06	(.27)	.45	.41

At April 30:

Cash and short-term investments	10,349,165	5,648,184	700,840	608,062	6,511,266

Total assets	31,330,567	27,851,272	25,851,143	26,724,725	23,228,429

Shareholders' equity	15,050,582	12,423,266	11,140,522	11,455,767	6,783,845

Book value per share	$3.64	$3.11	$2.95	$3.26	$2.28

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following section provides a narrative discussion about Manatron's financial condition, changes in financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

          Management's discussion and analysis of its results of operations and financial condition are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to receivable allowances, long-term service contracts, intangible assets, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

          The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." The Company's revenues are derived from software licenses, hardware, postcontract customer support/maintenance and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, the Company generally records revenue when the delivered products or performed services result in a legally enforceable claim.

          For software arrangements that include customization of the software which is considered essential to its functionality and for real estate appraisal outsourcing projects, the Company recognizes revenue and profit as the work progresses using the percentage-of-completion method. This method relies on estimates of total expected contract revenue, billings and collections, and expected contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. At times, the Company performs additional and/or non-contractual services for little to no incremental fee to satisfy the customers expectations. Recognized revenues and profit are subject to revisions such as the type just described as the contract progresses to completion. Revisions to future profit estimates are charged to income in the period in which the facts that give rise to the revision first become known.

          The Company maintains allowances for doubtful accounts, including billed retainages, which are provided at the time the revenue is recognized. The Company also provides for reserves on revenues earned in excess of billings and retainages on long-term contracts. The Company reserves a portion of the gross under-billed position associated with contracts recognized based on percentage-of-completion accounting, which historically has approximated 13% of the gross under-billed amount. This reserve contains a general provision of 2% of the gross under-billed position as well as a specific provision for accounts the Company believes will be difficult to collect. This reserve methodology is consistent with the methodology utilized in calculating the Company's allowance for doubtful accounts related to its accounts receivable. Because of the nature of its customers, which are predominantly governmental entities, the Company does not generally incur losses resulting from the inability of its customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services provided and request a reduction to the aggregate contract price. While the Company engages in extensive product and service quality programs and processes, the Company's allowances for such contract price reductions are continually monitored by management. In connection with its customer contracts and the related adequacy of its reserves and measures of progress towards completion, the Company's project managers are charged with the responsibility of continually reviewing the status of each customer on a specific contract basis. In addition, management reviews on a quarterly basis significant past due account receivables and the related adequacy of the Company's reserves.

          The Company has approximately $4.9 million of goodwill recorded as of April 30, 2003, related to prior acquisitions. A new accounting standard adopted in fiscal 2003, requires that goodwill be reviewed for impairment at least annually and as indicators of impairment occur. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates.

          The Company capitalizes software development costs incurred subsequent to the establishment of technological feasibility on a specific software project. This intangible asset is amortized over an estimated useful life of not greater than three years. The unamortized balance of capitalized software is reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable by calculating the net realizable value for each respective product. The net realizable value is the estimated future gross revenues from a product reduced by the estimated future costs of completing and disposing of that product. Changes in forecasted operations, driven primarily by market trends and customer demand, can materially affect the estimates of net realizable value.

Results of Operations: Fiscal Year 2003 Compared to Fiscal Year 2002

          Total net revenues of $10.5 million and $40.4 million for the three months and year ended April 30, 2003, were approximately 8% and 2% lower than the net revenues of $11.4 million and $41.1 million that were reported for the three months and year ended April 30, 2002, respectively.

          Software Systems and Services segment revenues were comparable at approximately $8.7 million and $8.8 million for the three months ended April 30, 2003 and 2002, respectively. Software Systems and Services segment revenues have increased by approximately 10% to $33.6 million for fiscal 2003, compared to $30.6 million for fiscal 2002. These revenues generally include software license fees, hardware sales, forms and supply sales and various professional services, such as software support, data conversions, installation, training, project management, hardware maintenance and forms processing and printing. The year-over-year increase was primarily due to growth in professional services of $1.6 million and recurring support revenues of $1.7 million over the prior year. The increase in professional services revenue is due to the execution of a number of new MVP Tax and ProVal contracts in Indiana and the Southeast region during fiscal 2003, as well as continued progress on the larger MVP Tax projects in Cuyahoga County, Ohio, Dauphin County, Pennsylvania, Baltimore, Maryland and Jefferson County, Alabama. MVP Tax is currently being utilized by 42 counties in four states and is in the process of implementation in three additional states. The increase in recurring support revenues is due to a number of new software installations and annual price increases. Recurring support and maintenance and printing services represent approximately 53%, or $17.8 million, of this segment's annual revenue. Software license fees of $5.3 million for fiscal 2003, which represent approximately 16% of this segment's annual revenue were approximately 7% lower than the $5.7 million recognized in fiscal 2002. This decline is due to the down economy and a few of the Company's larger development projects taking longer to complete than initially anticipated.

          Appraisal Service segment revenues, which include fees for mass real estate appraisals or revaluations, have decreased by 30% to $1.8 million for the three months ended April 30, 2003 and by 35% to $6.8 million for fiscal 2003. These anticipated decreases are the result of the cyclical nature of this segment's business activities. The Company's largest market for these services, Ohio, uses a six-year cycle for revaluations. The Company expects revenues from this segment to begin to increase again in fiscal 2004, as demonstrated by the growth in backlog. The Company's backlog for appraisal services at April 30, 2003, of $11.5 million is significantly higher than the $5.8 million reported as of April 30, 2002. While the Company continues to actively pursue new appraisal service contracts, efforts are being primarily focused on its traditional markets in Ohio, Indiana and Pennsylvania where the Company has historically been more successful in executing profitable contracts.

          As noted in prior years, the Company has reserved 100% of retainage revenue related to the Allegheny County appraisal project and a portion of the gross under-billed position associated with appraisal contracts recognized based on percentage of completion accounting, which historically has approximated 13% of the gross under-billed amount. This reserve contains a general provision of 2% of the gross under-billed position as well as a specific provision for accounts the Company believes will be difficult to collect. This reserve methodology is consistent with the methodology utilized in calculating the Company's allowance for doubtful accounts related to its accounts receivable. As of April 30, 2003 and 2002, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny) was approximately $653,000 and $777,000, respectively. As of April 30, 2003, the total reserve against retainage revenue under the Allegheny County project was approximately $418,000 for both periods. The Company continues to believe it is appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of additional services in connection with that contract, because certain officials of Allegheny County have continued to contest the payment of such amounts. The ultimate collection of these monies is pending an order from the judge who initially ordered the reassessment, which is expected to be issued by the end of calendar 2003.

          Cost of revenues of $5.8 million for the three months ended April 30, 2003, decreased by 17% compared to $7.0 million for the three months ended April 30, 2002. Annual cost of revenues decreased by 11% from $25.8 million in the prior fiscal year to $23.0 million for the year ended April 30, 2003. These decreases are primarily due to a shift in the mix of revenues and costs generated by the Company's two reportable segments as well as the decrease in net revenues for fiscal 2003. The Software Systems and Services segment typically yields a higher gross margin than the Appraisal Services segment, which is highly labor intensive. While margins for the Software Systems and Services segment were approximately 55% for the three months and year ended April 30, 2003 and 2002, this segment accounts for a larger portion of the overall revenues and related costs, which has caused the combined margin to increase over the prior year comparable periods.

          Selling, general and administrative expenses have decreased by approximately $100,000 or 3% to $4.0 million for the three months ended April 30, 2003, and increased by approximately $577,000 or 4% to $15.3 million for the fiscal year ended April 30, 2003. The annual increase is primarily due to the Company's continued investment in its software products, which is an integral component of the Company's growth strategy. Research and development costs of approximately $1.6 million and $5.7 million were included in selling, general and administrative expense for the three months and year ended April 30, 2003, respectively as compared to $900,000 and $4.7 million for the three months and year ended April 30, 2002. These increases were primarily due to increased development activities associated with the MVP Tax and Internet products and the increased utilization of outsourced third-party developers in fiscal 2003 and 2002. The Company also incurred approximately $368,000 of bad debt expense during fiscal 2003 primarily to reserve for the remaining East Coast exposure associated with the Appraisal Services segment. These increases were offset by the discontinuance of goodwill amortization due to the implementation of SFAS No. 142. The effect of discontinuing the amortization of goodwill benefited the current quarter net income by approximately $163,000 or $.04 per diluted share and net income for fiscal 2003 by $603,000 or $.16 per diluted share.

          As a result of the factors noted above, the Company reported substantial improvements in its operating income for the three months and year ended April 30, 2003. Operating income increased approximately $390,000 to $737,390 for the three months and $1.5 million to $2.1 million for the fiscal year ended April 30, 2003. Net other income for the three months and year ended April 30, 2003 increased by approximately $52,000 and $172,500 to approximately $86,000 and $227,000, respectively.

The improvement in net other income for both the three months and year ended April 30, 2003 is due to increased interest income associated with the Company's growing cash balances as well as rental income generated from leasing back half of the building acquired during fiscal 2003 in Portage, Michigan to the prior owner.

          The Company's provision for federal income taxes generally fluctuates with the level of pretax income. The effective tax rates for the three months and year ended April 30, 2003 are approximately equal to the statutory rate, which is 34%. The current year effective rate is substantially lower than the prior year because of the implementations of SFAS No. 142. SFAS No. 142 eliminated goodwill amortization expense, which was primarily non-deductible for tax purposes.

          Net income was approximately $544,000 or $.13 per diluted share for the three months ended April 30, 2003, versus net income of approximately $151,000 or $.04 per diluted share for the three months ended April 30, 2002. Net income for fiscal 2003 was $1.5 million or $.38 per diluted share compared to net income of approximately $0.2 million or $.06 per diluted share for fiscal 2002. Diluted weighted average outstanding common shares increased by 295,000 shares for the three months and 171,000 shares for the year ended April 30, 2003. These increases are due to the issuance of stock associated with the Company's Employee Stock Purchase Plan, the issuance of stock associated with the Proval post-merger contingent stock agreement, as well as the inclusion of additional shares within the diluted weighted average base as fewer options are under water than in the prior year comparable periods. These increases were partially offset by the repurchase of 51,200 shares of common stock by the Company during fiscal 2003 in accordance with its previously announced repurchase program.

Results of Operations: Fiscal Year 2002 Compared to Fiscal Year 2001

          Net revenues were comparable at approximately $11.4 million and $41.1 million for the three months and year ended April 30, 2002 and 2001, respectively. However, fiscal 2001 fourth quarter and annual revenues included $925,000 and $1,850,000, respectively, of non-recurring retention revenue associated with Allegheny County, as described below. When these amounts are excluded, net revenues actually increased by 9% and 5% for the three months and year ended April 30, 2002, respectively, over the fiscal 2001 comparable periods. The components of revenues were essentially the same as noted for fiscal 2003.

          Excluding the $925,000 and $1,850,000 of retention revenue noted above, Appraisal Service segment net revenues decreased by approximately 18% and 21% for the three months and year ended April 30, 2002, in comparison to the three months and year ended April 30, 2001. The Allegheny County project accounted for 2% of the Appraisal Service segment's net revenues for the year ended April 30, 2002 in comparison to 30% for the year ended April 30, 2001. The Company's backlog for appraisal services at April 30, 2002, decreased by approximately $5.6 million to $5.8 million compared to approximately $11.4 million at April 30, 2001. Both the decreases in fiscal 2002 revenues and backlog were due primarily to the wind down of the $24 million Allegheny County contract and the cyclical nature of this business. As previously noted, the Ohio market is on a six-year cycle and the Allegheny County project was an unusually large and non-recurring contract.

          As discussed above, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and 15% of the retainage revenue on all other appraisal service projects due to the high degree of uncertainty regarding their ultimate collection created by the political nature of this segment. Typically, appraisal service contracts result in increased property valuations and taxes for many county constituents, which creates additional work on the back end of these contracts to defend challenged values. During the three months and year ended April 30, 2001, the Company collected and recognized approximately $925,000 and $1,850,000, respectively, of retention revenue on the Allegheny County project. As of April 30, 2002 and 2001, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was approximately $777,000 and $869,000, respectively. As of April 30, 2002 and 2001, the total reserve against retainage revenue remaining under the Allegheny County project was approximately $418,000 and $260,000, respectively. The Company believes it was appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of additional services since certain officials at Allegheny County were contesting the payment of such amounts and their ultimate collection was pending an order from the judge who initially ordered the reassessment.

          Software Systems and Services segment revenues increased by approximately 21% and 18% for the three months and year ended April 30, 2002, versus the comparable periods in fiscal 2001. This growth was primarily due to the execution of a number of new MVP Tax and MVP Tax Manager software contracts in the Florida, Indiana and Ohio regions, as well as a number of new ProVal contract executions in the Indiana region. In addition, overall business in fiscal 2002 increased given that fiscal 2001 was negatively impacted by the national election and the post-Y2K slowdown.

          Cost of revenues of $7.0 million for the three months ended April 30, 2002 decreased 4.2% compared to $7.3 million for the three months ended April 30, 2001. Annual cost of revenues decreased by 6.7% from $27.6 million in fiscal 2001, to $25.8 million for the year ended April 30, 2002. These decreases were primarily due to the reduction in appraisal service revenues noted above. Cost of revenues for fiscal 2002 were adversely effected by approximately $1.0 million due to a number of appraisal service contracts in the Northeast that were not completed on time or on budget. However, there still was an 8% improvement in gross margins for both the three- and 12-month periods ended April 30, 2002, over the comparable fiscal 2001 periods, when the impact of the Allegheny retention revenue mentioned above is excluded. This happened because the costs associated with Allegheny retention were incurred in periods prior to fiscal 2002. This was due to a favorable shift in the mix of revenues from appraisal services to software and services. Software license fees typically yield a higher gross margin than appraisal services revenues and were a larger portion of total revenues in fiscal 2002 versus fiscal 2001.

          Selling, general and administrative expenses increased by approximately 9% to $4.1 million for the three months ended April 30, 2002 compared to $3.7 million for the three months ended April 30, 2001. Selling, general and administrative expenses increased 2.7% from $14.3 million for the year ended April 30, 2001 to $14.7 million for the year ended April 30, 2002. These increases were primarily due to increases in workers' compensation premiums, salary increases, a ramp up in sales and marketing activities and higher sales commissions over the fiscal 2001 comparable periods.

          As a result of the factors noted above, the Company reported substantial improvements in its operating income in fiscal 2002 versus fiscal 2001. Excluding the impact of the Allegheny retention revenue noted above, operating income increased by approximately $888,000 for the three months and $3.3 million for the year ended April 30, 2002. Net interest income for the year ended April 30, 2002, was approximately $55,000 compared to net interest expense of $254,000 for the year ended April 30, 2001. This improvement was directly related to the reduction in the Company's bank borrowings and increase in cash balances during fiscal 2002.

          The effective tax rate for both the three months and year ended April 30, 2002 was approximately 64%. This effective tax rate is substantially higher than the statutory rate of 34% primarily because of the large amount of non-deductible goodwill amortization related to certain of the Company's acquisitions relative to the level of pretax income.

          As a result of the factors noted above, the Company reported an approximate $111,000 increase in its net income to approximately $151,000 or $.04 per diluted share for the three months ended April 30, 2002, compared to approximately $40,000 or $.0l per diluted share for the fourth quarter in fiscal 2001. The Company reported a $1.2 million increase in its net income of $228,000 or $.06 per diluted share for the year ended April 30, 2002, versus a net loss of $941,000 or $.27 per diluted share for the year ended April 30, 2001. Diluted weighted average outstanding common shares increased by approximately 328,000 shares for the twelve months ended April 30, 2002, compared to fiscal 2001. This increase was primarily due to the fact that potentially dilutive shares were excluded from the earnings per share calculations in the prior year due to the net loss that was reported.

Quarterly Results

          The following table sets forth selected unaudited quarterly financial data for the last eight quarters:

	Fiscal 2003				Fiscal 2002

For the quarter ended:	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002	October 31, 2001	July 31, 2001

Net revenues	$10,539,847	$10,651,167	$9,698,714	$9,497,537	$11,424,743	$10,132,544	$10,194,901	$9,379,530

Gross profit	4,724,596	4,518,514	4,165,697	3,960,719	4,437,368	3,801,369	3,681,989	3,411,957

Income from operations	737,390	597,505	358,371	369,847	347,416	127,175	82,661	45,807

Net income	543,594	425,028	269,636	272,064	151,223	38,396	10,355	27,740

Basic earnings per share	..14	..11	..07	..07	..04	..01	--	..01

Diluted earnings per share	..13	..11	..07	..07	..04	..01	--	..01

At quarter end:

Cash and short- term investments	10,349,165	8,036,107	8,020,289	7,332,925	5,648,184	2,006,600	1,240,929	810,401

Total assets	31,330,567	31,500,838	28,637,310	28,288,132	27,851,272	27,213,946	23,498,190	24,071,748

Shareholders' equity	15,050,582	13,620,241	13,172,256	12,815,873	12,423,266	11,541,197	11,413,354	11,273,916

Book value per share	$3.64	$3.40	$3.28	$3.20	$3.11	$3.02	$3.00	$2.97

Financial Condition and Liquidity

          Working capital of $5,215,195 at April 30, 2003, has increased by 22% compared to the $4,282,791 that was reported at April 30, 2002. These levels reflect current ratios of 1.32 and 1.28, respectively. The improvement in both working capital and the current ratio is primarily due to cash flows from operations during fiscal 2003 resulting from increased profitability and cash collections.

          Shareholders' equity at April 30, 2003, increased by $2,627,316 to $15,050,582 from the balance reported at April 30, 2002. This was due to $1,510,322 of net income, $186,185 of employee stock purchases, $298,579 of deferred compensation expense and $924,350 of stock issued or to be issued in connection with the post-merger earn out agreement related to the ProVal acquisition (see note 10) for the year ended April 30, 2003. These increases were offset by $292,120 of Company stock repurchases. As a result, book value per share increased to $3.64 as of April 30, 2003, from $3.11 at April 30, 2002.

          The nature of the Company's business is generally not property or equipment intensive. Net capital expenditures of approximately $1.5 million for the year ended April 30, 2003, were $879,000 higher than the prior year amount of $621,000. This increase is primarily attributable to the acquisition of a 25,000 square foot building that adjoins the Company's current corporate facility in Portage, Michigan. The Company paid $610,000 in cash for the building in addition to $27,500 for related building improvements. The Company is leasing back approximately 50% of this additional space to the prior owner for 10 years and plans to use 7,500 square feet of the remaining space for growth and rent out the other 5,000 square feet until it is needed by the Company. Current year expenditures also include approximately $200,000 for renovations, furniture and fixtures associated with the relocation of the Company's Canton, Springfield and Dayton, Ohio offices, and the expansion of the Tampa, Florida office. The Company's Dayton and Springfield offices were consolidated in one new office in Beavercreek, Ohio. The remaining fiscal 2003 and 2002 expenditures related to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

          The Company's future contractual obligations for operating leases with initial terms greater than one year are summarized as follows for the fiscal years ended April 30:

2004	2005	2006	2007	2008	Thereafter

$816,000	$745,000	$676,000	$546,000	$368,000	$--

          Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25%, up to a maximum of $6.0 million. Borrowing limits under this agreement are contingent on meeting certain funded debt to EBITDA levels. As of April 30, 2003, the Company had no borrowings outstanding under its $6.0 million line of credit. The Company anticipates that the line of credit, together with existing cash balances, and cash generated from future operations, will be sufficient for the Company to meet its working capital requirements for the foreseeable future.

          On October 10, 2002, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock for a 12-month period. Since October 10, 2002, the Company has repurchased 42,000 shares of common stock for approximately $253,000 under this program. In addition, the Company repurchased 9,200 shares of common stock totaling approximately $39,000 under a similar program approved on October 4, 2001, during the second quarter of fiscal 2003.

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

Forward-Looking Statements

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements about the plans, strategies, objectives, goals or expectations of the Company. These forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. The Company's future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	The impact that the following factors can have on the Company's business and the computer software and service industry in general:

•

Changes in competition and pricing environments: if competition increases in the computer software and service industry (particularly the segment of the industry that supplies governmental units), companies with greater capital reserves and greater diversification may have more options at their disposal for handling increased competition than the Company does.

	•	Potential negative side effects stemming from the Company's expansion into new regional markets, including Canada: as a result of this expansion, the Company may face unanticipated pitfalls.

	•	Pricing and availability of equipment, materials, inventories and programming.

•

Changes in existing computer software and service industry laws or the introduction of new laws, regulations or policies that could affect the Company's business practices, including, by way of example, intellectual property laws and laws affecting software providers' liability: these laws, regulations or policies could impact the computer software and service industry as a whole, or could impact only those portions of the computer software and service industry in which the Company is currently active, for example, privacy laws regulating how governmental units store and provide access to information; in either case, the Company's profitability could be injured due to an industry-wide market decline or due to the Company's inability to compete with other computer software and service industry companies that are unaffected by these laws, regulations or policies.

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

•

The potential negative impact of the fact that purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital; in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

•

Changes in economic conditions, including changes in interest rates, financial market performance and the computer software and service industry, including a reduction in information technology spending: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only the Company's business, but all computer software and service industry companies; or, the changes can impact only those parts of the economy upon which the Company relies in a unique fashion, including, by way of example:

	•	Economic factors that affect local governmental budgets.

	•	Economic factors that may affect the success of the Company's acquisition strategy.

•

Changes in the financial markets, the economy, governmental spending and the demand for software and related services and products resulting from recent events relating to the terrorist attacks on September 11, 2001, and other terrorist activities that have created significant global economic and political uncertainties.

          This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K. However, this list is not intended to be exhaustive; many other factors could impact the Company's business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although the Company believes that the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, the Company cannot provide any guarantee that the anticipated results will be achieved. All forward-looking statements in this Annual Report on Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. In addition to the risks listed above, other risks may arise in the future, and the Company disclaims any obligation to update information contained in any forward-looking statement.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

          The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of April 30, 2003, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

          Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned 'Forward-Looking Statements' in Item 7 of this Annual Report on Form 10-K for a discussion of the limitations on the Company's responsibility for such statements.

Item 8.	Financial Statements and Supplementary Data.

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and in Item 7 of this Annual Report on Form 10-K, each of which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          The information required to be disclosed under this item has been disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The information regarding directors of the Company contained under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 9, 2003, is incorporated herein by reference. The information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 9, 2003, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the caption "Voting Securities," "Ownership of Common Stock," and "Equity Compensation Plan Information" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 9, 2003, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

          The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 9, 2003, is incorporated herein by reference.

PART IV

Item 14.	Controls and Procedures.

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as currently defined in Rule 13a-14 under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Annual Report on Form 10-K was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 15(a)(1). List of Financial Statements. The following report, Consolidated Financial Statements of the Company and notes thereto are filed as a part of this report:

•	Report of Ernst & Young LLP, Independent Auditors, dated June 27, 2003

•	Report of Arthur Andersen LLP, Independent Public Accountants, dated July 9, 2001

•	Consolidated Balance Sheets as of April 30, 2003 and April 30, 2002

•	Consolidated Statements of Operations for the years ended April 30, 2003, 2002 and 2001

•	Consolidated Statements of Shareholders' Equity for the years ended April 30, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended April 30, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

Item 15(a)(2). Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

Item 15(a)(3). List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

2.1

Bills of Sale and Court Orders concerning the purchase of certain assets of CPS Systems, Inc., dated March 31, 2000 and June 13, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

2.2

Asset Purchase Agreement between the Company and N. Harris Computer Corporation, dated May 29, 2003. Previously filed as an exhibit to the Company's Form 8-K Current Report filed on June 4, 2003, and incorporated herein by reference.

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

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.2	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.
10.3	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.4

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.5

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999, and incorporated herein by reference.

10.6	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company 10-Q Quarterly Report for the period ended October 31, 2000, and incorporated herein by reference.

10.7

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000, and incorporated herein by reference.

10.8	Manatron, Inc. Employee Stock Purchase Plan of 2003.*

10.9	Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.*

10.10

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.11

Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.12

Employment Agreement between Manatron, Inc. and Early L. Stephens, dated March 21, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.13

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

10.16	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.17

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

21	Subsidiaries of Registrant. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

23.1	Consent of Ernst & Young LLP

23.2	Information Concerning Consent of Arthur Andersen LLP

24	Powers of Attorney

99

Certification of Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 510 East Milham Road, Portage, Michigan 49002.

Item 15(b)          Reports on Form 8-K.

          The Company filed the following Current Report on Form 8-K during the fiscal quarter ended April 30, 2003:

Date of Report	Filing Date	Item(s) Reported

March 12, 2003	March 12, 2003

This Form 8-K reported under Item 9 the Company's issuance of a press release that announced the Company's financial results for the third quarter and first nine months of fiscal year April 30, 2003, and included condensed income statements for the three-month and nine-month periods ended January 31, 2003 and 2002.

          This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANATRON, INC.

Dated: July 21, 2003	By:	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 21, 2003
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

Date: July 21, 2003
Krista L. Inosencio Chief Financial Officer (Principal Financial and Accounting Officer)

*	Date: July 21, 2003
Randall L. Peat Chairman of the Board

*	Date: July 21, 2003
Richard J. Holloman Director

*	Date: July 21, 2003
Stephen C. Waterbury Director

	*	Date: July 21, 2003
Harry C. Vorys Director

	*	Date: July 21, 2003
Gene Bledsoe Director

	*	Date: July 21, 2003
Allen F. Peat Director

	*	Date: July 21, 2003
W. Scott Baker Director

*By:	/s/ Paul R. Sylvester
Paul R. Sylvester Attorney-in-Fact

CERTIFICATIONS

I, Paul R. Sylvester, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Manatron, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this Annual Report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003	/s/ Paul R. Sylvester Paul R. Sylvester, President and Chief Executive Officer

I, Krista L. Inosencio, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Manatron, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003	/s/ Krista L. Inosencio Krista L. Inosencio, Chief Financial Officer

APPENDIX A

MANATRON, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of Manatron, Inc.:

We have audited the accompanying consolidated balance sheets of Manatron, Inc. and subsidiary as of April 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Manatron, Inc. for the year ended April 30, 2001 were audited by other auditors who have ceased operations and whose report dated July 9, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manatron, Inc. and subsidiary at April 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, represents fairly in all material respects the information set forth therein.

As discussed above, the financial statements of Manatron, Inc. as of April 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of May 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP	Grand Rapids, Michigan June 27, 2003

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

/s/ Arthur Andersen LLP

Grand Rapids, Michigan
July 9, 2001

(1)          We have not been able to obtain, after reasonable efforts, the re-issued report of Arthur Andersen LLP related to the 2001 and 2000 consolidated financial statements. Therefore, we have included a copy of their previously issued report. See Item 9 and Exhibit 23.2 for further information.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

ASSETS	2003	2002

CURRENT ASSETS:
Cash and equivalents	$9,349,165	$5,648,184
Short-term investments	1,000,000	--
Accounts receivable less allowances of
$1,320,000 and $1,430,000 at April 30,
2003 and 2002, respectively	6,120,880	7,827,916
Revenues earned in excess of billings and
retainages on long-term contracts	1,130,447	1,373,130
Unbilled retainages on long-term contracts	546,893	1,063,960
Notes receivable	1,085,694	1,431,386
Inventories	276,590	381,726
Deferred tax assets	1,551,512	1,649,000
Other current assets	283,999	335,495
Total current assets	21,345,180	19,710,797

NET PROPERTY AND EQUIPMENT	3,060,408	2,467,244

OTHER ASSETS:
Notes receivable, less current portions	242,003	413,702
Computer software development costs,
net of accumulated amortization	1,745,955	1,285,750
Goodwill	4,886,676	3,962,326
Other, net	50,345	11,453
Total other assets	6,924,979	5,673,231

	$31,330,567	$27,851,272

LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

CURRENT LIABILITIES:
Accounts payable	$835,688	$1,320,470
Billings in excess of revenues earned
on long-term contracts	3,086,372	2,234,647
Billings for future services	8,329,056	8,010,686
Accrued liabilities:
Payroll and employee benefits	2,639,548	2,255,954
Income taxes	615,123	974,645
Other	624,198	631,604
Total current liabilities	16,129,985	15,428,006

DEFERRED INCOME TAXES	150,000	--

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares
authorized, none issued	--	--
Common stock, no par value, 7,500,000 shares
authorized, 3,997,354 and 3,901,963 shares
issued and outstanding at April 30, 2003
and 2002, respectively	11,130,096	10,881,550
Common stock pending issuance, 133,000 and
93,903 shares at April 30, 2003 and 2002,
respectively	924,350	376,550
Retained earnings	3,869,618	2,359,296
Deferred compensation	(873,482)	(1,194,130)
Total shareholders' equity	15,050,582	12,423,266

	$31,330,567	$27,851,272

The accompanying notes are an integral part of these consolidated balance sheets.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,

	2003	2002	2001
NET REVENUES:

Software licenses	$5,272,552	$5,655,452	$4,017,594
Professional and mass appraisal services	32,546,884	32,841,111	33,644,827
Hardware and supply sales	2,567,829	2,635,155	3,464,165

Total net revenues	40,387,265	41,131,718	41,126,586

COST OF REVENUES:

Software licenses	1,550,409	1,378,546	1,440,608
Professional services	19,600,123	22,387,209	23,935,989
Hardware and supply sales	1,867,207	2,033,280	2,272,687

Total cost of revenues	23,017,739	25,799,035	27,649,284

Gross profit	17,369,526	15,332,683	13,477,302

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,306,413	14,729,624	14,338,249

Income (loss) from operations	2,063,113	603,059	(860,947)

OTHER INCOME (EXPENSE):
Interest expense	--	(48,503)	(331,844)
Interest income and other, net	227,209	103,158	78,161

	227,209	54,655	(253,683)
Income (loss) before provision (credit) for federal income taxes	2,290,322	657,714	(1,114,630)

PROVISION (CREDIT) FOR FEDERAL INCOME TAXES	780,000	430,000	(174,000)

NET INCOME (LOSS)	$1,510,322	$227,714	$(940,630)

BASIC EARNINGS (LOSS) PER SHARE	$.40	$.06	$(.27)

DILUTED EARNINGS (LOSS) PER SHARE	$.38	$.06	$(.27)

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

	Common Stock	Common Stock Pending Issuance	Retained Earnings	Deferred Compensation	Unearned ESOP Shares	Total Shareholders' Equity

BALANCE AT APRIL 30, 2000	$8,707,431	$--	$3,072,212	$(298,876)	$(25,000)	$11,455,767
Net loss	--	--	(940,630)	--	--	(940,630)
Issuance of 69,864 shares under employee stock plans and tax benefit from stock option exercises	1,754,531	--	--	(1,522,911)	--	231,620
Amortization of deferred compensation	33,921	--	--	334,844	25,000	393,765

BALANCE AT APRIL 30, 2001	10,495,883	--	2,131,582	(1,486,943)	--	11,140,522
Net income	--	--	227,714	--	--	227,714
Issuance of 39,955 shares under employee stock plans and tax benefit from stock option exercises	133,380	--	--	(32,525)	--	100,855
Amortization of deferred compensation	--	--	--	325,338	--	325,338
Issuance of 39,224 shares to the
Company 401(k) plan	150,621	--	--	--	--	150,621
Issuance of 32,275 shares related
to ProVal acquisition	101,666	--	--	--	--	101,666
Pending issuance of 93,903 shares related to ProVal acquisition	--	376,550	--	--	--	376,550

BALANCE AT APRIL 30, 2002	10,881,550	376,550	2,359,296	(1,194,130)	--	12,423,266
Net income	--	--	1,510,322	--	--	1,510,322
Repurchase of 51,200 shares
by the Company	(292,120)	--	--	--	--	(292,120)
Issuance of 52,688 shares under employee stock plans and tax benefit from stock option exercises	164,116	--	--	22,069	--	186,185
Amortization of deferred compensation	--	--	--	298,579	--	298,579
Issuance of 93,903 shares related
to ProVal acquisition	376,550	(376,550)	--	--	--	--
Pending issuance of 133,000 shares related to ProVal acquisition	--	924,350	--	--	--	924,350

BALANCE AT APRIL 30, 2003	$11,130,096	$924,350	$3,869,618	$(873,482)	$--	$15,050,582

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,510,322	$227,714	$(940,630)
Adjustments to reconcile net income (loss) to net cash and equivalents provided by (used for) operating activities:
Loss on sale of assets	33,773	28,011	7,435
Depreciation and amortization expense	1,725,692	2,277,724	2,345,587
Deferred income tax expense	247,488	(226,000)	529,786
Amortization of deferred compensation	298,579	325,338	393,765
Issuance of shares to the 401(k) plan	--	150,621	--
Decrease (increase) in current assets:
Accounts and notes receivable	2,052,728	547,410	(808,930)
Federal income tax receivable	--	935,000	(935,000)
Revenues earned in excess of billings and retainages
and unbilled retainages on long-term contracts	759,750	1,533,787	(145,990)
Inventories	105,136	(135,731)	117,593
Other current assets	51,496	(119,039)	(45,496)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(468,116)	1,133,876	(1,735,453)
Billings in excess of revenues earned on
Long-term contracts	851,725	915,241	(1,738,128)
Billings for future services	318,370	2,262,554	88,172
Tax benefit from stock option exercises	8,638	9,022	27,000

Net cash and equivalents provided by (used for)
operating activities	7,495,581	9,865,528	(2,840,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	$11,509	$12,000	$--
Purchase of short-term investments	(1,000,000)	--	--
Repayments of long-term notes receivable	171,699	266,320	574,455
Additions to property and equipment	(1,491,756)	(621,262)	(476,641)
Computer software development costs	(1,332,587)	(1,141,934)	(397,363)
Decrease (increase) in other assets	(38,892)	39,145	(11,954)

Net cash and equivalents used for investing activities	(3,680,027)	(1,445,731)	(311,503)

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,
(Continued)

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	$177,547	$91,833	$204,620
Repurchases of common stock	(292,120)	--	--
Proceeds from note payable	--	--	1,400,000
Repayment of notes payable	--	(1,000,000)	(450,000)
Increase (decrease) in line of credit borrowings, net	--	(2,564,286)	2,089,950

Net cash and equivalents provided by (used for) financing activities	(114,573)	(3,472,453)	3,244,570

CASH AND EQUIVALENTS:
Increase	3,700,981	4,947,344	92,778
Balance at beginning of year	5,648,184	700,840	608,062

Balance at end of year	$9,349,165	$5,648,184	$700,840

Supplemental disclosures of cash flow information:
Interest paid on debt	$--	$69,000	$318,000
Income taxes paid	$1,110,000	$206,000	$792,000
ProVal contingent shares	$924,000	$478,000	$--

The accompany notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company

          Manatron, Inc. and its subsidiary (the "Company" or "Manatron") design, develop, market, install, and support a family of web-based and client/server application software products for county, city, and municipal governments. Manatron's products support the back-office processes for these government agencies and also facilitate the "Virtual Courthouse" by providing Internet access to information or by processing transactions over the Internet, such as the payment of property taxes, for industry professionals and the public, or by processing transactions over the Internet such as the payment of property taxes. The Company also provides mass appraisal services through its Sabre Appraisal Division, assessing residential, commercial, and other types of properties to ensure updated and equitable property valuations. The Company's business is primarily concentrated in the Midwest and Southeast regions of the United States.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Manatron and its wholly-owned subsidiary, Manatron ProVal Corporation. All significant inter-company accounts and transactions have been eliminated.

          Revenue Recognition

          The Company's Software Systems and Services segment enters into contracts with customers to sell application software; third party software; hardware; services, such as installation, training, and conversion; and post-contract support and maintenance ("PCS"). The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total contract amount among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a contract, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered element based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

          Certain of the Company's software contracts involve "off-the-shelf" software and services that are not considered essential to the functionality of the software. For these contracts, software revenue is recognized when installation has occurred, customer acceptance is reasonably assured, the sales price represents an enforceable claim and is probable of collection and the remaining services such as training and installation are considered nominal. Fees allocable to services under these arrangements are recognized as revenue as the services are performed.

          Revenue related to sales of computer hardware and supplies are recognized when title passes, which is normally the shipping or installation date.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          PCS includes telephone support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. These support fees are typically billed in advance on a monthly, quarterly or annual basis and are recognized as revenue ratably over the related contract periods.

          Billings for future services, as reflected in the accompanying consolidated balance sheets, includes PCS and services that have been billed to the customer in advance of performance, customer deposits, and advanced billings for uninstalled software and hardware.

          For contracts that include customization or modification of the software, or where software services are otherwise considered essential; or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these contracts is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred for software contracts and units completed for appraisal contracts. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2003 and 2002, the reserves for contract losses, as well as billed retainages outstanding, associated with revenue that has been recognized, were not significant. The Company reports revenues earned in excess of billings and retainages and billings in excess of revenues earned for contracts in process at the end of each reporting period in the accompanying consolidated balance sheets.

          Reserves for doubtful accounts receivable and reserves for revenues in excess of billings and unbilled retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return. As of April 30, 2003 and 2002, the reserve for returns was not significant.

          Notes receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, since the contract terms are fixed and determinable, and the Company has a long standing history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's contracts with customers include lease terms which meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases." However, the Company's leasing activities are not a significant part of its business activities and are not material to the consolidated financial statements.

          Cash and Equivalents and Short-term Investments

          Cash and equivalents of $9,349,165 and $5,648,184 at April 30, 2003 and 2002, respectively, consist of money market funds and short-term time deposits with maturities of 90 days or less. Short-term investments of $1,000,000 at April 30, 2003, consist of time deposits with a prominent financial institution, with maturities of greater than 90 days but less than one year.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Inventories

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	2003	2002

Computer hardware and repair parts	$103,197	$232,582
Data processing supplies and purchased software products	173,393	149,144
	$276,590	$381,726

          Property and Equipment

          Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	2003	2002

Building and improvements	$1,958,673	$1,353,641
Furniture and fixtures	837,873	599,447
Equipment and software	6,020,060	6,085,389
Vehicles	149,792	233,901
	8,966,398	8,272,378
Less-Accumulated depreciation	(5,905,990)	(5,805,134)
	$3,060,408	$2,467,244

          Depreciation of property and equipment is computed over the estimated useful lives of the related assets using primarily the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are capitalized and depreciated over the life of the related lease or the estimated useful life, whichever is shorter. Maintenance and repair costs that do not add to the economic useful lives of the related assets are expensed as incurred. Depreciation expense was approximately $853,000, $817,000 and $814,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

Asset Description	Years

Building and improvements	5-20
Furniture and fixtures	4-7
Equipment and software	3-7
Vehicles	4-5

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Software Development Costs

          The Company's research and development expenditures relate primarily to computer systems design, development and testing. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were approximately $5.7 million, $4.7 million and $4.6 million for 2003, 2002 and 2001, respectively.

          The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized approximately $1,333,000, $1,142,000 and $397,000 of computer software development costs during fiscal 2003, 2002 and 2001 respectively.

          Amortization of software development costs is computed using the greater of the straight-line or unit cost method. While the product life cycles historically have been in excess of ten years for local governments, the Company utilizes a three-year life due to the rapid pace at which technology has been changing. Accumulated amortization was approximately $7,573,000 and $7,185,000 as of April 30, 2003 and 2002, respectively. Amortization expense was approximately $872,000, $806,000 and $892,000, in fiscal 2003, 2002 and 2001, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

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

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

	2003		2002		2001
Numerators:
Net income (loss)	$1,510,322		$227,714		$(940,630)
Denominators:
Denominator for basic earnings per share, Weighted average outstanding common shares (3)	3,817,391		3,613,769		3,490,800
Potentially dilutive common shares	173,048	(1)	205,384	(1)	-- (2)
Denominator for diluted earnings per share	3,990,439		3,819,153		3,490,800
Earnings (loss) per share
Basic	$.40		$.06		$(.27)
Diluted	$.38		$.06		$(.27)

(1)

Options to purchase 308,352 and 453,952 shares of common stock at prices ranging from $5.125 to $7.00 and $3.88 to $7.00 per share were outstanding during the years ended April 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and would therefore have been antidilutive.

(2)	All of the options to purchase shares have been excluded due to the loss for this year.

(3)	174,725, 213,500 and 256,300 shares of unvested restricted stock for the periods ending April 30, 2003, 2002, and 2001, respectively are excluded from the basic weighted average shares outstanding.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock Based Compensation

          The Company accounts for stock based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees at fair value at the measurement date. Had compensation costs for these plans been determined based on the fair value at the date of grant consistent with SFAS 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2003	2002	2001

Net Income (Loss):
As Reported	$1,510,322	$227,714	$(940,630)
Deduct: Compensation
Expense - fair value method	(231,568)	(395,482)	(257,858)
Pro Forma	1,278,754	(167,768)	(1,198,488)

Basic EPS
As Reported	$.40	$.06	$(.27)
Pro Forma	.33	(.05)	(.34)

Diluted EPS
As Reported	$.38	$.06	$(.27)
Pro Forma	.33	(.05)	(.34)

The fair value of each option granted in 2003, 2002, and 2001 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2003	2002	2001

Risk Free Interest Rate	3.7%	4.6%	6.3%
Expected Life	4.3 years	4.4 years	4.2 years
Expected Volatility	82.12%	89.16%	92.52%
Expected Dividend Yield	--	--	--

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Fair Value of Financial Instruments

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 2003 and 2002, the fair value of the notes receivable approximated the carrying value. The Company's debt reprices frequently at the then-prevailing market interest rates.

          Reclassifications

          Certain reclassifications have been made to the prior years statements to conform to the current year presentation.

          New Accounting Pronouncements

          FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. FIN 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." FIN 45 also requires a guarantor to make significant net disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN 45 are effective immediately and are included in Note 11. The Company currently does not have significant warranty liabilities that would require disclosure under the interpretation. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions were adopted, prospectively, as of January 1, 2003 and did not have an effect on the Company's consolidated financial position or results of operations.

          In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Pro forma disclosures of earnings are included in Note 1.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. As the Company is not associated with any variable interest entities, the adoption of FIN 46 is not expected to have an effect on the Company's consolidated financial statements.

(2)          GOODWILL AND OTHER INTANGIBLE ASSETS

          The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective May 1, 2002. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment at least annually or more frequently if indicators of impairment occur. During fiscal 2003, the Company employed the services of an independent third party to assist in the step one evaluation of goodwill impairment as of May 1, 2002. Both the initial and annual tests in accordance with SFAS 142 indicated no impairment of goodwill.

          Under SFAS No. 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company evaluated goodwill using the Company's two business segments as discussed in Note 9. The valuation was based on an analysis of the Software, Systems and Services segment as there was no goodwill allocated to the Appraisal Services segment.

          The table below reconciles reported net earnings to adjusted net earnings for 2002 and 2001 had the non-amortization provisions of SFAS No. 142 been applied to those years.

	2003	2002	2001

Reported net income (loss)	$1,510,322	$227,714	$(940,630)
Add back: Goodwill amortization, net of tax	--	603,396	587,499
Adjusted net income (loss)	$1,510,322	$831,110	$(353,131)

Reported basic earnings per share	$.40	$.06	$(.27)
Goodwill amortization	--	.16	.17
Adjusted basic earnings (loss) per share	$.40	$.22	$(.10)

Reported diluted earnings per share	$.38	$.06	$(.27)
Goodwill amortization	--	.16	.17
Adjusted diluted earnings (loss) per share	$.38	$.22	$(.10)

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)          GOODWILL AND OTHER INTANGIBLE (Continued)

          The changes in the net carrying amount of goodwill for the year ended April 30, 2003, are as follows:

Balance as of April 30, 2002	$3,962,326
Contingent purchase price payment (see Note 10)	924,350
Balance as of April 30, 2003	$4,886,676

(3)          LINE OF CREDIT FACILITY

          The Company currently has a secured line of credit agreement which provides for borrowings up to $6 million at the prime rate of interest less .25%. Borrowing limits under this agreement are contingent on meeting certain funded debt to EBITDA levels. As of April 30, 2003, the Company was eligible for the full $6 million of borrowings. As of April 30, 2003 and 2002, respectively, the Company had no borrowings outstanding under its line of credit.

          Under the line of credit agreement, the Company is required to, among other things, maintain a certain level of tangible net worth and debt to equity. The Company was in compliance with these provisions of the debt agreement as of April 30, 2003.

(4)          RENTAL COMMITMENTS

          The Company leases the majority of its office and warehouse space under operating lease agreements with various terms through fiscal 2008. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $867,000, $917,000 and $972,000 for fiscal 2003, 2002 and 2001 respectively.

          Future minimum rental payments under non-cancelable operating leases at April 30, 2003, for the next five fiscal years are approximately as follows:

Fiscal Year	Amount

2004	$816,000
2005	745,000
2006	676,000
2007	546,000
2008	368,000
Thereafter	--

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          FEDERAL INCOME TAXES

          The provision (credit) for federal income taxes consists of the following:

	2003	2002	2001

Current	$533,000	$656,000	$(704,000)
Deferred	247,000	(226,000)	530,000
	$780,000	$430,000	$(174,000)

          The provision (credit) for federal income taxes is further impacted by the tax benefits associated with the disposition of stock under the stock plans described in Note 6. These amounts totaled approximately $9,000, $9,000 and $27,000 in fiscal 2003, 2002 and 2001, respectively.

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision (credit) for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

	2003	2002	2001

Computed tax expense using the 34% statutory rate	$779,000	$224,000	$(379,000)
Tax-exempt interest income	(13,000)	(15,000)	(21,000)
Non-deductible goodwill amortization	--	172,000	166,000
Non-deductible meals and entertainment	42,000	49,000	49,000
Other	(28,000)	--	11,000
	$780,000	$430,000	$(174,000)

          The tax effect and type of significant temporary differences that gave rise to the deferred tax assets (liabilities) as of April 30, 2003 and 2002, are approximately as follows:

	2003	2002
Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$740,000	$808,000
Accrued liabilities not currently deductible	820,000	762,000
Software development costs expensed for tax purposes	(395,000)	(276,000)
Deferred compensation expense	125,000	127,000
Other	112,000	228,000

Net deferred tax asset	$1,402,000	$1,649,000

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS

          The Manatron, Inc. Employee Stock Purchase Plan of 1998 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 39 or 11% of the Company's employees participated in the Purchase Plan during fiscal 2003. The purchase price for each share is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. A total of 100,000 shares were reserved for issuance under the Purchase Plan. During fiscal 2003, 12,938 shares of Company common stock were purchased under the Purchase Plan. As of April 30, 2003, there were no additional shares of Company common stock available for purchase under the Purchase Plan, as the plan terminated effective March 31, 2003. No amounts are charged to operations related to the Purchase Plan.

          On April 1, 2003, subject to shareholder approval, the Company adopted The Manatron, Inc. Employee Stock Purchase Plan of 2003 (the "2003 Purchase Plan"), which provides for eligible employees to authorize the Company to withhold not less than $5 or more than 10% of their base compensation each pay period for the purchase of shares of Manatron common stock. The purchase price is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. A total of 75,000 shares were reserved for issuance under the 2003 Purchase Plan. As of April 30, 2003, 75,000 shares of Company common stock are available for purchase under the 2003 Purchase Plan.

          Since the inception of the Company's first stock purchase plan in 1987 and through April 30, 2003, a total of 156,416 shares have been purchased under current and prior stock purchase plans by participants at prices ranging from $1.27 to $8.23 per share.

          The Company has three restricted stock plans that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees by offering them additional incentives to contribute to the long-term interests of the Company. Shares granted to employees typically vest over a three to five year period. The weighted average fair value of restricted stock granted in 2003, 2002 and 2001 was $4.15, $3.41 and $7.89 respectively. When shares are granted, the related expense is reflected as a deferred compensation component of shareholders' equity and is being amortized over the applicable vesting periods.

          The Manatron, Inc. Restricted Stock Plan of 1987 (the "1987 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. During fiscal 2003 and 2001, 30,000 and 5,000 shares, respectively, were granted under the 1987 Restricted Plan. No restricted shares were granted in fiscal 2002 under this plan. As of April 30, 2003, 6,300 shares remain available for issuance under the 1987 Restricted Plan.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          The Manatron, Inc. Restricted Stock Plan of 1998 (the "1998 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. A total of 30,800 shares were granted under the 1998 Restricted Plan during fiscal 2001. No shares were granted in fiscal 2003 or fiscal 2002 under the 1998 Restricted Plan. Forfeited shares resulting from terminated participants with unvested shares are available for reissuance. During fiscal 2002 and 2001, 800 and 9,800 shares, respectively, were forfeited under the 1998 Restricted Plan. There were no shares forfeited in fiscal 2003. As of April 30, 2003, 2,600 shares of common stock are available for issuance under the 1998 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 2000 (the "2000 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. In fiscal 2003 and 2001, no shares were granted under the 2000 Restricted Plan. In fiscal 2002, 11,500 shares were granted under the 2000 Restricted Plan. Forfeited shares resulting from terminated participants with unvested shares are available for reissuance. During fiscal 2003, 1,000 shares were forfeited under the 2000 Restricted Plan. No restricted shares were forfeited in fiscal 2002 or 2001. As of April 30, 2003, 87,500 shares of common stock are available for issuance under the 2000 Restricted Plan.

          The Company has five additional Long-Term Incentive Plans, that allow for the issuance of stock options or a combination of both restricted stock and options. Stock options under these plans must be priced at 100% or greater of the Fair Market Value of the common stock on the grant date. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of incentive stock options must be at least 110% of the fair market value of the shares on the grant date. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. The term of each option is determined by the Stock Option Committee, not to exceed ten years from the date of grant. If a participant ceases to be employed for any reason other than death, disability or termination for cause, the Participant may exercise any vested options within ninety days of the termination date. The vesting schedules of stock option and restricted stock issuances are at the discretion of the Stock Option committee, but typically vest over three to five years. A short description of all five of these plans, which have been approved by the shareholders, is as follows:

          The Manatron, Inc. 1989 Stock Option Plan authorized the issuance of 100,000 stock options, based on approval by the Stock Option Committee. As of April 30, 2003, there were 28,404 options exercised and 78,402 options issued but not exercised. The 1989 Stock Option Plan expired July 19, 1999, whereby no additional options may be issued from the 1989 Stock Option Plan; however, certain options outstanding may continue to be exercised until their term expires.

          The Manatron, Inc. 1994 Long-Term Incentive Plan authorized 250,000 shares of common stock to be available for issuance, of which up to 50,000 shares were available for restricted stock awards and the remaining were available for options, based on approval by the Stock Option Committee. As of April 30, 2003, there were 13,930 options available for issuance, 118,250 options issued but not exercised and 47,500 shares of restricted stock issued under this plan.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          The Manatron, Inc. 1995 Long-Term Incentive Plan authorized 500,000 shares of common stock to be available for any form of Incentive Awards under the plan, including both options and restricted stock based on approval by the stock option committee. As of April 30, 2003, there were 13,000 options available for issuance and 180,500 options issued but not exercised. No restricted stock has been issued under this plan.

          The Manatron, Inc. Stock Incentive Plan of 1999 authorized 250,000 shares of common stock to be available in the form of Incentive Awards under the plan, including both stock options and restricted stock, based on approval by the stock option committee. As of April 30, 2003, there were 54,600 options available for issuance and 195,400 options issued but not exercised. No restricted stock has been issued under this plan.

          The Manatron, Inc. Executive Stock Plan of 2000 authorized 150,000 stock options and 150,000 shares of restricted stock to be granted based on approval by the stock option committee. The options and restricted stock vest at a rate of ten percent per year unless the Company's stock trades at $20 per share, in which case the vesting accelerates. All of these options and restricted stock were issued to participants during fiscal 2001. Forfeited shares and options resulting from terminated participants with unvested shares are available for reissuance. During fiscal 2003, 17,500 shares of restricted stock and 25,000 options were forfeited under the Executive Stock Plan of 2000 and are available for reissuance.

          Subject to shareholder approval, The Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 authorizes 200,000 shares of common stock to be available in the form of stock options or restricted stock for directors, corporate, divisional, and Subsidiary officers and other key employees based on approval by the stock option committee. As of April 30, 2003, there are 200,000 shares available for issuance under the Stock Option and Restricted Stock Plan of 2003.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the status of the Company's Option Plans at April 30, 2003, 2002 and 2001 and changes during the years then ended is presented in the table below.

	2003			2002
	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	723,054	$4.42	$1.5625 - $7.00	664,041	$4.73	$1.5625 - $7.00

Granted	57,000	$4.66	$4.01 - $6.15	116,900	$3.43	$3.00 - $3.99

Exercised	(15,000)	$2.98	$1.625 - $5.375	(25,600)	$1.625	$1.625

Forfeited	(67,400)	$5.64	$3.03 - $7.00	(26,500)	$6.23	$1.875 - $6.75

Expired	(102)	$3.13	$3.125	(5,787)	$3.25	$3.25

Outstanding at end of year	697,552	$4.85	$1.5625 - $7.00	723,054	$4.42	$1.5625 - $7.00

Exercisable at end of year	518,652	$4.17		501,404	$4.11

Weighted average of fair value of options granted during the year		$2.96			$2.36

	2001
	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	451,941	$3.58	$1.5625 - $7.00

Granted	268,000	$6.42	$3.03 - $6.75

Exercised	(35,900)	$2.52	$1.625 - $4.625

Forfeited	(20,000)	$5.13	$3.875 - $7.00

Expired	--	--	--

Outstanding at end of year	664,041	$4.73	$1.5625 - $7.00

Exercisable at end of year	422,941	$3.72

Weighted average of fair value of options granted during the year		$4.48

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          For various price ranges, information for options outstanding and exercisable for the Option Plans at April 30, 2003 was as follows:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.56 - $2.50	160,000	3.18	$1.71	160,000	$1.71

$2.51 - $4.00	128,500	7.27	$3.47	94,100	$3.38

$4.01 - $5.25	122,552	6.42	$4.55	80,552	$4.77

$5.26 - $7.00	286,500	6.90	$7.36	184,000	$6.46

(7)          EMPLOYEE BENEFIT PLANS

          The Company has an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. The Company's contributions to the profit sharing plan are subject to the discretion of the Board of Directors. No profit sharing contributions were approved for the years ended April 30, 2003, 2002 and 2001.

          The Company's 401(k) plan allows eligible employees to contribute to the plan on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay in a calendar year. Company matching contributions charged to expense for the fiscal years ended April 30, 2003, 2002 and 2001, were approximately $150,000, $151,000 and $156,000, respectively.

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

          The Board of Directors approved an additional discretionary contribution of $50,000 to the ESOP for the fiscal years ended April 30, 2003 and 2002. The fiscal 2002 amount was used to purchase 12,500 shares of Manatron common stock that were allocated to ESOP participants at December 31, 2002. The fiscal 2003 amount will be used to purchase shares that will be allocated to ESOP participants on December 31, 2003. No additional contribution to the ESOP was approved for fiscal 2001 due to the loss that was reported for that period.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)          EMPLOYEE BENEFIT PLANS (Continued)

          The Company is self-insured for all employees' medical expenses incurred to a level of $60,000 per individual or family per year. Employees' medical expenses incurred beyond the $60,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

          The Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") effective January 1, 2002, for certain officers and employees of the Company. Under this nonqualified Plan, the Company makes contributions to a Rabbi trust on behalf of the participants that will vest evenly over a three year period. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2003 related to the Plan was approximately $25,000.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8)          SHAREHOLDER RIGHTS PLAN (Continued)

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement") were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an acquiring person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 2003, no rights have become exercisable.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)          BUSINESS SEGMENTS (Continued)

          The following table summarizes information about the Company's reportable operating segments' profit and loss and the segments' assets as of April 30, 2003, 2002 and 2001 (in thousands):

	For the Fiscal Year Ended April 30, 2003

	Software Systems and Services	Appraisal Services	Consolidated (1)

Net revenues	$ 33,556	$ 6,831	$ 40,387

Depreciation and amortization expense	1,616	110	1,726

Income from operations	1,742	321	2,063

Capital expenditures	1,471	21	1,492

Segment assets	27,101	4,230	31,331

_____________________

	For the Fiscal Year Ended April 30, 2002

	Software, Systems and Services	Appraisal Services	Consolidated (1)

Net revenues	$ 30,563	$ 10,569	$ 41,132

Depreciation and amortization expense	2,151	127	2,278

Income from Operations	908	(305)	603

Capital expenditures	541	80	621

Segment assets	22,612	5,239	27,851

_____________________

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)          BUSINESS SEGMENTS (Continued)

	For the Fiscal Year Ended April 30, 2001

	Software, Systems and Services	Appraisal Services	Consolidated (1)

Net revenue	$ 25,906	$ 15,221	$ 41,127

Depreciation and amortization expense	2,135	211	2,346

Income from operations	(1,567)	706	(861)

Capital expenditures	366	111	477

Segment assets	17,497	8,354	25,851

_____________________

(1)

One Appraisal Services customer accounted for approximately 30% of total appraisal services revenue in fiscal 2001. Revenues to this customer were less than 10% of appraisal services revenues in fiscal 2003 and 2002. The Software Systems and Services segment did not have any customers whose revenue exceeded 10% of their total revenues for any of the periods presented.

(10)          ACQUISITIONS

          Effective June 1, 1999, the Company acquired 100% of the outstanding capital stock of ProVal Corporation. ProVal provides CAMA (computer assisted mass appraisal) software and services to local governments in the United States and Canada. The aggregate purchase price of approximately $3.45 million consisted of $1.5 million in cash and 300,000 shares of the Company's common stock valued at $1.95 million. The acquisition has been accounted for under the purchase method of accounting. The operating results of ProVal Corporation have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $2.9 million has been recognized as goodwill. Additional payments in the form of Manatron common stock may be required over the first four fiscal years, ending April 30, 2003, following the acquisition if ProVal Corporation achieves certain revenue and operating income targets. For fiscal 2003, 2002 and 2001, 133,000, 93,903 and 32,275 shares, respectively have been earned associated with these post-merger contingent payments. Accordingly, approximately $924,000 and $478,000 has been recorded as additional goodwill in fiscal 2003 and 2002, respectively, which was based upon the fair market value of Manatron common stock on the date in which the contingent payments were determinable. As of April 30, 2003, all contingent stock payments under this agreement have been recorded.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11)          CONTINGENT LIABILITIES AND GUARANTEES

          The Company previously contracted with the Town of Branford ("Branford") to provide certain appraisal services for a fee of $538,000. On February 25, 2002, Branford filed a lawsuit against Liberty Mutual Insurance Company ("Liberty"), Manatron's bonding company, in connection with this contract in the Federal District Court for the District of Connecticut. Branford alleged breach on the bond contract with Liberty, misrepresentation, negligent misrepresentation, knowing misrepresentation and breach of duty of good faith and fair dealing. Branford was seeking payment of the $538,000 penal sum of the bond, plus unspecified damages in excess of the penal sum. Although the initial complaint did not name the Company as a defendant, the Company has subsequently been adjoined into this lawsuit. Since Branford initially rejected and prevented Manatron's attempts to remedy the conditions that Branford alleged were in default under the contract, Manatron filed a claim against Branford for breach of contract and was seeking to recover the remaining $219,880 due under the contract. Subsequent to April 30, 2003, Branford requested that this issue be resolved through mediation. This lawsuit was resolved on June 26, 2003, through the mediation process for an amount which had previously been reserved.

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

          The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of April 30, 2003, the Company had approximately $10.5 million in outstanding performance bonds which are anticipated to expire within the next 15 months.

          The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

(12)          SUBSEQUENT EVENTS

          Effective May 29, 2003, the Company sold substantially all of the assets and certain liabilities related to the Company's Financial product line to Harris Computer Systems ("Harris") for approximately $3.5 million. Software license fees, professional services and recurring support revenues from this product line currently represent approximately 5% of the Company's total revenue. This divesture included all of the Fund Accounting, Payroll, Utility Billing and related financial software that the Company had developed or acquired over the last fifteen years, including but not limited to the Open Window Series products, UB5, the ATEK legacy financial products, the Sabre legacy financial products and the SDS Administrator financial software. The sale also included the assumption by Harris of the existing software support and other agreements related to this product line.

          Schedule II - Valuation and Qualifying Accounts

Allowance for Losses - Accounts Receivable

	Fiscal Years Ended April 30,
	2003	2002	2001

Balance at beginning of year	$1,430,000	$1,286,000	$1,190,000

Additions charged to costs and expenses	368,000	217,000	96,000

Deductions for accounts charged off or credits issued	(478,000)	(73,000)	--

Balance at end of year	$1,320,000	$1,430,000	$1,286,000

EXHIBIT INDEX

Exhibit Number	Document

2.1

Bills of Sale and Court Orders concerning the purchase of certain assets of CPS Systems, Inc., dated March 31, 2000 and June 13, 2000. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2000, and incorporated herein by reference.

2.2

Asset Purchase Agreement between the Company and N. Harris Computer Corporation, dated May 29, 2003. Previously filed as an exhibit to the Company's Form 8-K Current Report filed on June 4, 2003, and incorporated herein by reference.

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

10.1	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.2	Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.3	Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.4

Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 8, 1998, and incorporated herein by reference.

10.5

Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 7, 1999, and incorporated herein by reference.

i

10.6	Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company 10-Q Quarterly Report for the period ended October 31, 2000, and incorporated herein by reference.

10.7

Manatron, Inc. Executive Stock Plan of 2000.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2000, and incorporated herein by reference.

10.8	Manatron, Inc. Employee Stock Purchase Plan of 2003*.

10.9	Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.*

10.10

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.11

Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.12

Employment Agreement between Manatron, Inc. and Early L. Stephens, dated March 21, 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

10.13

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

10.16	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1998, and incorporated herein by reference.

10.17

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

ii

21	Subsidiaries of Registrant. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2002, and incorporated herein by reference.

23.1	Consent of Ernst & Young LLP

23.2	Information Concerning Consent of Arthur Andersen LLP

24	Powers of Attorney

99

Certification of Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

*Management contract or compensatory plan or arrangement.

iii