Form 10-Q
period 2003-07-31
MANATRON INC
filed 2003-09-12
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes       .  No    X   .

On September 12, 2003, there were 4,212,283 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31, 2003	April 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,121,751	$9,349,165
Short-term investments	2,000,000	1,000,000
Accounts receivable, net	7,457,616	6,120,880
Revenues earned in excess of billings on long-term contracts	888,517	1,130,447
Unbilled retainages on long term contracts	367,947	546,893
Notes receivable	1,223,928	1,085,694
Inventories	265,770	276,590
Deferred tax assets	1,691,512	1,551,512
Other current assets	224,764	283,999

Total current assets	22,241,805	21,345,180

NET PROPERTY AND EQUIPMENT	2,998,705	3,060,408

OTHER ASSETS:
Notes receivable, less current portion	349,349	242,003
Computer software development costs, net of accumulated amortization	1,874,226	1,745,955
Goodwill	4,886,676	4,886,676
Other, net	189,206	50,345
Total other assets	7,299,457	6,924,979
Total assets	$32,539,967	$31,330,567

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$853,880	$835,688
Billings in excess of revenues earned on long-term contracts	2,645,432	3,086,372
Billings for future services	7,081,278	8,329,056
Accrued liabilities	4,024,296	3,878,869
Total current liabilities	14,604,886	16,129,985

DEFERRED INCOME TAXES	164,000	150,000

SHAREHOLDERS' EQUITY:
Common stock	12,096,322	11,130,096
Common stock pending issuance	--	924,350
Retained earnings	6,506,626	3,869,618
Deferred stock compensation	(831,867)	(873,482)
Total shareholders' equity	17,771,081	15,050,582
Total liabilities and shareholders' equity	$32,539,967	$31,330,567

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended July 31,
	2003	2002
NET REVENUES	$9,097,598	$9,497,537

COST OF REVENUES	5,473,740	5,536,818

Gross profit	3,623,858	3,960,719

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,348,022	3,590,872

Income from operations	275,836	369,847

GAIN ON SALE (SEE NOTE 5)	3,442,148	--
OTHER INCOME, NET	68,024	42,217

Income before provision for income taxes	3,786,008	412,064

PROVISION FOR INCOME TAXES	1,149,000	140,000

NET INCOME	$2,637,008	$272,064

BASIC EARNINGS PER SHARE	$.68	$.07

DILUTED EARNINGS PER SHARE	$.63	$.07

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,904,530	3,752,213

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,203,125	3,874,885

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,637,008	$272,064
Adjustments to reconcile net income to net cash
and equivalents provided by (used for) operating activities:
Gain on sale (see Note 5)	(3,442,148)	--
Deferred income taxes	(126,000)	--
Depreciation and amortization expense	474,688	401,667
Deferred stock compensation expense	41,615	106,535
Decrease (increase) in current assets
Accounts and notes receivables, net	(1,499,970)	383,338
Revenues earned in excess of billings and
retainages on long-term contracts	420,876	728,558
Inventories	10,820	143,822
Other current assets	42,123	60,792
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	163,620	(798,859)
Billings in excess of revenues earned on
long-term contracts	(440,940)	870,667
Billings for future services	(686,623)	(27,555)
Net cash and equivalents provided by (used for)
operating activities	(2,404,931)	2,141,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of financial product line (see Note 5)	2,931,491	--
Purchase of short-term investments	(1,000,000)	--
Net additions to property and equipment	(142,702)	(239,177)
(Increase) decrease in long-term receivables	(107,346)	79,668
Investments in computer software	(406,939)	(309,408)
Other, net	(138,861)	(1,379)
Net cash and equivalents provided by (used for) investing
activities	1,135,643	(470,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	68,817	14,008
Repurchases of common stock	(26,943)	--

Net cash and equivalents provided by financing activities	41,874	14,008

CASH AND EQUIVALENTS:
(Decrease) increase in cash and equivalents	(1,227,414)	1,684,741
Balance at beginning of period	9,349,165	5,648,184
Balance at end of period	$8,121,751	$7,332,925

Cash paid for interest on debt	$--	$--
Cash paid for income taxes	$411,200	$536,616

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
_________________________

(1)          GENERAL INFORMATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. ("Manatron" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2003, as filed with the Securities and Exchange Commission on July 23, 2003.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of July 31, 2003 and April 30, 2003, (b) the results of its operations for the three months ended July 31, 2003 and 2002, and (c) the cash flows for the three months ended July 31, 2003 and 2002.

Revenue Recognition

The Company's Software Systems and Services segment enters into contracts with customers to license or sell application software; third party software; hardware; professional services, such as installation, training, and conversion; and post-contract support and maintenance ("PCS") services. The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a software arrangement, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered elements based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

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

PCS includes telephone support, bug fixes, enhancements and rights to upgrades on a when-and-if available basis. These support fees are typically billed in advance on a monthly, quarterly or annual basis and are recognized as revenue ratably over the related contract periods.

Billings for Future Services, as reflected in the accompanying consolidated balance sheets, includes PCS and other services that have been billed to the customer in advance of performance. It also includes customer deposits on new contracts and other progress billings for software and hardware that has not been completely installed.

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of July 31, 2003 and 2002, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, was not material. The Company reflects Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying consolidated balance sheets.

Reserves against Accounts Receivable and reserves against Revenues in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2% as well as a specific provision for accounts the Company believes will be difficult to collect. Because of the nature of its customers, which are predominantly governmental entities, the Company does not generally incur losses resulting from the inability of its customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services provided and request a reduction to the aggregate contract price. Management reviews on a quarterly basis significant past due accounts receivable and the related adequacy of the Company's reserves. The Company's contracts do not typically contain a right of return. Accordingly, as of July 31, 2003 and 2002, the reserve for returns was not material.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

Notes Receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, as the contract terms are fixed and determinable and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's contracts with customers include lease terms which meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." However, the Company's leasing activities are not a material part of its business activities and, accordingly, are not broken out separately in the consolidated condensed financial statements.

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has two reportable segments: Software Systems and Services, and Appraisal Services. The Company's reportable segments are separately managed, as each segment has unique characteristics.

The following table summarizes information regarding these reportable segments' as of July 31, 2003 and 2002.

	Software Systems and Services	Appraisal Services	Consolidated
For the Three Months Ended July 31, 2003

Net revenues	$6,892,587	$2,205,011	$9,097,598
Depreciation and amortization expense	460,063	14,625	474,688
Income (loss) from operations	(493,886)	769,722	275,836
Capital expenditure	142,702	--	142,702
Segment assets	$27,924,771	$4,615,196	$32,539,967

For the Three Months Ended July 31, 2002

Net revenues	$7,790,710	$1,706,827	$9,497,537
Depreciation and amortization expense	370,840	30,827	401,667
Income from operations	331,600	38,247	369,847
Capital expenditures	221,370	17,807	239,177
Segment assets	$23,177,932	$5,110,200	$28,288,132

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees at fair value at the measurement date. Had compensation costs for these plans been determined based on the fair value at the date of grant consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended July 31, 2003 and 2002:

	2003	2002

Net Income as Reported	$2,637,008	$272,064
Deduct: compensation expense-
fair value method	(41,267)	(58,817)
Pro forma	$2,595,741	$213,247

Basic EPS:
As reported	$.68	$.07
Pro forma	$.66	$.06

Diluted EPS:
As reported	$.63	$.07
Pro forma	$.63	$.06

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended July 31,
	2003	2002
Numerators:
Net income	$2,637,008	$272,064

Denominators: Denominator for basic earnings per share, weighted average
outstanding common shares (1)	3,904,530	3,752,213

Potential dilutive shares (2)	298,595	122,672

Denominator for diluted earnings per share	4,203,125	3,874,885

Earnings Per Share:
Basic	$.68	$.07
Diluted	$.63	$.07

(1)	132,250 and 179,725 shares of unvested restricted stock as of July 31, 2003 and 2002, respectively, are excluded from the basic weighted average shares outstanding.
(2)

Options to purchase 422,452 shares of common stock at prices ranging from $4.21 to $7.00 per share were outstanding for the three months ended July 31, 2002, but were not included in the computation of diluted earnings per share because the options' had exercise prices that were greater than the average market price of the common stock. All options outstanding have been included in the calculation for the three months ended July 31, 2003, as the average market price of the common stock was greater than all option issuances outstanding.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(5)          SALE OF FINANCIAL PRODUCT LINE

Effective May 29, 2003, the Company sold substantially all of the assets and certain liabilities associated with the Company's Financial Product line to N. Harris Computer Corporation ("Harris") for approximately $3.5 million. The Company received $3 million in cash and Harris assumed the liabilities for approximately $500,000 of existing software support contracts on May 29, 2003, which resulted in a gain of $3,442,148. The Company will receive the balance of the purchase price of up to $520,000 on or before November 30, 2003, provided there are no indemnification claims made by the purchaser in accordance with the purchase agreement. Upon receipt of the final holdback, an additional gain of $520,000 may be recognized. Software license fees, professional services and recurring support revenues from this product line represented approximately 5% of the Company's total revenue. This divesture included all of the Fund Accounting, Payroll, Utility Billing and related financial software that the Company had developed or acquired over the last fifteen years, including but not limited to the Open Windows series products, UB5, the ATEK legacy financial products, the Sabre legacy financial products and the SDS Administrator financial software. The sale also included the assumption by Harris of the existing software support and other agreements related to this product line.

(6)          CONTINGENT LIABILITIES AND GUARANTEES

The Company previously contracted with the Town of Branford ("Branford") to provide certain appraisal services for a fee of $538,000. On February 25, 2002, Branford filed a lawsuit against Liberty Mutual Insurance Company ("Liberty"), Manatron's bonding company, in connection with this contract in the Federal District Court for the District of Connecticut. Branford alleged breach on the bond contract with Liberty, misrepresentation, negligent misrepresentation, knowing misrepresentation and breach of duty of good faith and fair dealing. Branford was seeking payment of the $538,000 penal sum of the bond, plus unspecified damages in excess of the penal sum. Although the initial complaint did not name the Company as a defendant, the Company had subsequently been adjoined into this lawsuit. Since Branford initially rejected and prevented Manatron's attempts to remedy the conditions that Branford alleged were in default under the contract, Manatron filed a claim against Branford for breach of contract and sought to recover the remaining $219,880 due under the contract. This lawsuit was resolved on June 26, 2003, through the mediation process for an amount which had previously been reserved.

The Company and its subsidiary are periodically parties, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. The Company does not believe that the liabilities resulting from these proceedings, if any, would be material to the Company's consolidated financial position or results of operations.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(6)          CONTINGENT LIABILITIES AND GUARANTEES (continued)

The Company provides to its customers a one-year warranty on its internally developed application software; however, warranty expenses are not and have not been significant.

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of July 31, 2003, the Company had approximately $10.5 million in outstanding performance bonds which are anticipated to expire within the next 12 months.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its results of operations and financial condition are based upon the Company's consolidated condensed financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to receivable allowances, long-term service contracts, intangible assets, contingencies and litigation. As these are condensed financial statements, reference should be made to the Company's Form 10-K Annual Report for the year ended April 30, 2003, for expanded information about these critical accounting policies and estimates.

Results of Operations

Total net revenues of $9.1 million for the quarter ended July 31, 2003, decreased by $400,000 or 4% in comparison to the $9.5 million of net revenues that were reported for the quarter ended July 31, 2002. Excluding the impact of the sale of the financial suite of products, as more fully described in Note 5, net revenues decreased by $75,000 or 1%.

Software Systems and Services segment revenues decreased 12% from $7.8 million to $6.9 million for the quarter ended July 31, 2003. These revenues include software license fees, hardware sales, forms and supplies sales, and various professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, and forms processing and printing. There are a number of reasons for the revenue decrease in this segment.

First, the sale of the Financial Product line resulted in a $325,000 reduction in net revenues in this segment for the quarter. The first quarter of the prior year included approximately $540,000 of revenues related to this product line compared to approximately $215,000 for the current quarter ended July 31, 2003. The current quarter only includes one month of operations for this product line as it was sold on May 29, 2003.

Second, revenues from the Software Systems and Services segment can vary significantly from quarter to quarter due to the timing of software installations/implementations and the related recognition of license fees. For the three months ended July 31, 2003, software license fees were approximately $600,000 lower than they were for the comparable prior year period. This reduction in license fees is primarily due to a slower than expected execution of our backlog in the Florida market. The Company is continuing to focus its efforts on developing and implementing the new tax product for five counties in a limited release of this software and expects to have it available for general release during the second or third quarter of this fiscal year.

The Company has recently deployed its first CAMA implementation in Florida and expects to build off of this momentum. In addition, the Company continues to roll out its new tax product in Indiana, where 38 counties are now live on the system and 10 more implementations are scheduled for this fiscal year. The Company is also aggressively investing in its sales and marketing efforts to build off of its successful implementation of tax in Cuyahoga County (Cleveland), Ohio and to extend its tax and appraisal products into new markets. Lengthy sales cycles in local government, as well as the current budget constraints felt nation wide have however, had an impact on these sales activities.

Finally, hardware sales for the three months ended July 31, 2003, were approximately $200,000 lower than the comparable prior year period because the Company had a large sale to a single client. While the Company offers hardware to those clients seeking a total solution from one provider, hardware sales have been less of a focus as it is more of a commodity item with low gross margins.

On the positive side, recurring revenues generated in the Software Systems and Services segment from software support, hardware maintenance, and printing and processing services increased by approximately $300,000 for the quarter ended July 31, 2003 compared to the prior year period. This was due to price increases and the addition of new clients.

Appraisal Services segment revenues, which include fees for mass real estate appraisals or revaluations, have increased for the quarter ended July 31, 2003, by 29% to $2.2 million. This revenue growth is due to an increase in sales, primarily in Ohio. Since January 1, 2003, the Company has signed approximately $9.1 million in new appraisal services contracts versus $1.2 million for the same seven month period in the prior year. The Company's backlog for appraisal services at July 31, 2003, of $9.5 million is $2 million or 17% lower than the backlog of $11.5 million reported as of April 30, 2003. The Company continues to actively pursue new appraisal service contracts primarily in its Ohio, Indiana and Pennsylvania markets.

As noted in prior years, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and a portion of the gross under-billed position associated with appraisal contracts recognized based on percentage of completion accounting, which historically approximated 13% of the gross under-billed amount. This reserve contains a general provision of 2% of the gross under billed position as well as a specific provision for accounts the Company believes will be difficult to collect. This reserve methodology is consistent with the methodology utilized in calculating the Company's allowance for doubtful accounts related to its accounts receivable. As of July 31, 2003 and 2002, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was approximately $636,000 and $668,000, respectively. As of July 31, 2003 and 2002, the total reserve against retainage revenue under the Allegheny County project was approximately $418,000 for both periods. The Company continues to believe it is appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of services under that contract, because certain officials of Allegheny County have continued to contest the payment of such amounts. The ultimate collection of these monies is pending an order from the judge who initially ordered the reassessment, which is expected to be issued by December 31, 2003.

Cost of revenues was comparable at approximately $5.5 million for the quarters ended July 31, 2003 and 2002, in spite of the decline of revenues noted above due to a shift in gross margin. Gross margin for the quarter ended July 31, 2003, was 40% compared to 42% for the prior year quarter. This change in margin is due to a shift in the composition of revenues over the prior year quarter. The Appraisal segment, which is highly labor intensive and therefore has a lower margin than the Software, Systems and Services segment, is making up a larger portion of overall revenues and cost for the quarter ended July 31, 2003, compared to the quarter ended July 31, 2002. In addition, as previously noted the Company experienced a $600,000 reduction in its software license fees during the first quarter of fiscal 2004, which typically yield the highest gross margins for the Company.

Selling, general and administrative expenses have decreased by approximately $243,000 or 7% to $3.3 million for the quarter ended July 31, 2003. This decrease is primarily due to a decline in sales commission expense of $173,000 over the prior year comparable quarter because of a lower volume of signed contracts. In addition, the sale of the Financial Product line on May 29, 2003, has resulted in slightly lower payroll and related expenses for the quarter. The Company continues to invest heavily in research and development, which is an integral component of its growth strategy. Research and development costs were comparable at approximately $1.7 million for the quarters ended July 31, 2003 and 2002, and were included in selling, general and administrative expense. In addition, the Company capitalized approximately $407,000 and $310,000 of software development cost for the quarters ended July 31, 2003 and 2002 respectively.

As a result of the factors noted above, the Company reported a $94,000 decline in its operating income, from $370,000 for the prior year period to $276,000 for the quarter ended July 31, 2003.

As more fully described in Note 5, the Company recorded a gain of $3.4 million or $0.54 per diluted share on the sale of its Financial Product line during the quarter ended July 31, 2003. This gain is based on the amount of cash collected on the sale through July 31, 2003. An additional amount of up $520,000 will be paid on or before November 30, 2003, provided there are no indemnification claims made by the purchaser in accordance with the purchase agreement. Upon receipt of this holdback, an additional gain on the sale of up to $520,000 may be recognized.

Net other income for the quarter increased by approximately 62% or $26,000 to $68,000 for the quarter ended July 31, 2003, primarily due to new rental income generated from leasing a portion of the building that was acquired in December 2002 in Portage, Michigan. The first quarter of fiscal 2003 did not include any rental income associated with this transaction.

The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate for the quarter ended July 31, 2003, was approximately 30% in comparison to 34% for the prior year quarter. The decline in the effective tax rate for the quarter was due to non-recurring adjustments related to the Company's deferred state tax assets. The Company anticipates the effective tax rate for the year to be in the range of 30% to 32%.

Net income was $2.6 million or $0.63 per diluted share for the quarter ended July 31, 2003, versus net income of $272,000 or $0.07 per diluted share for the quarter ended July 31, 2002.

Diluted weighted average outstanding common shares increased by approximately 330,000 shares for the quarter ended July 31, 2003, due to an increase in the average stock price for the quarter to $7.73 per share, which caused all options outstanding to be included in the diluted EPS base. In addition, the Company issued 133,000 shares of stock associated with the ProVal post-merger contingent stock payment. This was the final payment under this post-merger agreement.

Financial Condition and Liquidity

At July 31, 2003, the Company had working capital of $7.6 million compared to the April 30, 2002, amount of $5.2 million. These levels reflect a current ratio of 1.53 and 1.32, respectively. The improvement in working capital is primarily due to the proceeds resulting from the sale of the Financial Product line.

Shareholders' equity at July 31, 2003, increased by $2.7 million to $17.8 million from the balance reported at April 30, 2003, as a result of $69,000 of employee stock purchases, $42,000 of deferred stock compensation expense and $2.6 million of net income for the quarter ended July 31, 2003. These increases were offset by $27,000 of Company stock repurchases. As a result, book value per share has increased to $4.29 as of July 31, 2003, from $3.64 at April 30, 2003. Book-value per share was calculated by dividing total shareholder's equity of $17.8 million by total shares outstanding of 4,140,283, at July 31, 2003.

Net capital expenditures decreased by approximately $96,000 to $143,000 for the quarter ended July 31, 2003, compared to approximately $239,000 for the quarter ended July 31, 2002. This decrease is primarily attributable to the prior year quarter including approximately $75,000 of furniture and fixture purchases for office expansions and relocations. The remaining fiscal 2003 expenditures as well as the fiscal 2002 expenditures related to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent upon meeting certain funded debt to EBITDA levels. As of July 31, 2003, the Company was eligible for the full $6 million of borrowings. As of July 31, 2003, the Company had no borrowings outstanding under its $6 million line of credit. The Company anticipates that its $6 million line of credit, together with existing cash and short-term investment balance of approximately $10 million, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

On October 10, 2002, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the next 12 months. During the quarter ended July 31, 2003, the Company repurchased 3,250 shares of common stock totaling approximately $27,000, under this program. Since October 10, 2002, the Company has purchased a total of 45,250 shares of common stock for approximately $280,000 under this program. In addition, the Company repurchased 9,200 shares of common stock totaling approximately $39,000 under a similar program approved on October 4, 2001, during the second quarter of fiscal 2003.

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

•

Changes in the financial markets, the economy, governmental spending and the demand for software and related services and products resulting from events relating to the terrorist attacks on September 11, 2001, and other terrorist activities that have created significant global economic and political uncertainties.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of July 31, 2003, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "'Safe Harbor Statement' Under the Private Securities Litigation Reform Act of 1995" in Item 2 of this report for a discussion of the limitations on the registrant's responsibility for such statements.

Item 4.	Controls and Procedures.

As of July 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 31, 2003.

There has been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2003.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's consolidated financial position or results of operations.

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

10.8

Manatron, Inc. Employee Stock Purchase Plan of 2003.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.9

Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2003, and incorporated herein by reference.

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

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*Management contract or compensatory plan or arrangement.

(b)          Reports on Form 8-K.

          The Company filed the following Current Report on Form 8-K during the quarter ended July 31, 2003:

Date of Report	Filing Date	Item(s) Reported

May 29, 2003	June 4, 2003	This Form 8-K reported under Item 2 the Company's sale of its Financial Product line to N. Harris Computer Corporation.

July 15, 2003	July 17, 2003

*This Form 8-K reported under Item 9 the Company's issuance of a press release announcing its fiscal 2003 year end results. Consolidated Condensed Statements of Income and Balance Sheet Highlights were included in this Form 8-K.

          *This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: September 12, 2003	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: September 12, 2003	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

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

-i-

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

10.8

Manatron, Inc. Employee Stock Purchase Plan of 2003.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.9

Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2003, and incorporated herein by reference.

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

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*Management contract or compensatory plan or arrangement.

-iii-