Form 10-Q
period 2003-10-31
MANATRON INC
filed 2003-12-12
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

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

On December 12, 2003, there were 4,221,519 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	October 31, 2003	April 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,037,809	$9,349,165
Short-term investments	2,000,000	1,000,000
Accounts receivable, net	5,727,972	6,120,880
Revenues earned in excess of billings on long-term contracts	1,173,925	1,130,447
Unbilled retainages on long term contracts	581,750	546,893
Notes receivable	1,039,347	1,085,694
Inventories	210,995	276,590
Deferred tax assets	1,691,512	1,551,512
Other current assets	220,587	283,999

Total current assets	19,683,897	21,345,180

NET PROPERTY AND EQUIPMENT	2,984,609	3,060,408

OTHER ASSETS:
Notes receivable, less current portion	345,019	242,003
Computer software development costs, net of accumulated amortization	1,968,588	1,745,955
Goodwill	4,886,676	4,886,676
Other, net	229,966	50,345
Total other assets	7,430,249	6,924,979
Total assets	$30,098,755	$31,330,567

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$691,231	$835,688
Billings in excess of revenues earned on long-term contracts	2,633,533	3,086,372
Billings for future services	6,221,893	8,329,056
Accrued liabilities	2,448,843	3,878,869
Total current liabilities	11,995,500	16,129,985

DEFERRED INCOME TAXES	164,000	150,000

SHAREHOLDERS' EQUITY:
Common stock	12,540,716	11,130,096
Common stock pending issuance	--	924,350
Retained earnings	6,665,478	3,869,618
Deferred stock compensation	(1,266,939)	(873,482)
Total shareholders' equity	17,939,255	15,050,582
Total liabilities and shareholders' equity	$30,098,755	$31,330,567

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
NET REVENUES	$8,997,696	$9,698,714	$18,095,294	$19,196,251

COST OF REVENUES	5,126,773	5,533,017	10,600,513	11,069,835

Gross profit	3,870,923	4,165,697	7,494,781	8,126,416

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,696,514	3,807,326	7,044,536	7,398,198

Income from operations	174,409	358,371	450,245	728,218

GAIN ON SALE (SEE NOTE 5)	--	--	3,442,148	--

OTHER INCOME, NET	66,143	46,265	134,167	88,482

Income before provision for income taxes	240,552	404,636	4,026,560	816,700

PROVISION FOR INCOME TAXES	81,700	135,000	1,230,700	275,000

NET INCOME	$158,852	$269,636	$2,795,860	$541,700

BASIC EARNINGS PER SHARE	$.04	$.07	$.71	$.14

DILUTED EARNINGS PER SHARE	$.04	$.07	$.66	$.14

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,000,899	3,835,517	3,952,856	3,794,106

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,281,038	3,952,726	4,250,221	3,911,989

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,795,860	$541,700
Adjustments to reconcile net income to net cash
and equivalents provided by (used for) operating activities:
Gain on sale (see Note 5)	(3,442,148)	--
Deferred income taxes	(126,000)	--
Depreciation and amortization expense	960,821	836,628
Deferred stock compensation expense	114,044	175,176
Decrease (increase) in current assets:
Accounts and notes receivables, net	414,255	750,545
Revenues earned in excess of billings and
retainages on long-term contracts	(78,335)	818,501
Inventories	65,595	24,346
Other current assets	46,300	157,096
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,574,483)	(1,075,364)
Billings in excess of revenues earned on
long-term contracts	(452,839)	1,357,408
Billings for future services	(1,546,008)	(244,996)
Net cash and equivalents provided by (used for)
operating activities	(2,822,938)	3,341,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of financial product line (see Note 5)	2,931,491	--
Purchase of short-term investments	(1,000,000)	--
Net additions to property and equipment	(326,063)	(450,175)
(Increase) decrease in long-term receivables	(103,016)	155,031
Investments in computer software	(789,969)	(707,358)
Other, net	(179,621)	1,453
Net cash and equivalents provided by (used for)
investing activities	532,822	(1,001,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	96,907	32,114
Repurchases of common stock	(118,147)	--

Net cash and equivalents provided by (used for) financing activities	(21,240)	32,114

CASH AND EQUIVALENTS:
(Decrease) increase in cash and equivalents	(2,311,356)	2,372,105
Balance at beginning of period	9,349,165	5,648,184
Balance at end of period	$7,037,809	$8,020,289

Cash paid for interest on debt	$--	$--
Cash paid for income taxes	$1,740,000	$654,049

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of October 31, 2003 and April 30, 2003, (b) the results of its operations for the three and six months ended October 31, 2003 and 2002, and (c) the cash flows for the six months ended October 31, 2003 and 2002.

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

Billings for Future Services, as reflected in the accompanying consolidated balance sheets, includes PCS and other services that have been billed to the customer in advance of performance. It also includes customer deposits on new contracts and other progress billings for software and hardware that have not been completely installed.

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of October 31, 2003 and 2002, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, was not material. The Company reflects Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying consolidated balance sheets.

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

The Company's contracts do not typically contain a right of return. Accordingly, as of October 31, 2003 and 2002, the reserve for returns was not material.

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

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has historically disclosed two reportable segments: Software Systems and Services, and Appraisal Services.

The following table summarizes certain information regarding these reportable segments as of October 31, 2003 and 2002. However, it should be noted that the Appraisal Services segment has not been charged with any selling, general or administrative expenses as the Company primarily monitors this segment on a direct contribution basis only. In addition, the Company has begun to evaluate appraisal as a service integrated in its Software Systems and Services rather than a separate operating segment and as a result the Company is evaluating whether it is meaningful to continue presenting this segment information.

	Software Systems and Services	Appraisal Services	Consolidated
For the Six Months Ended October 31, 2003

Net revenues	$13,839,628	$4,255,666	$18,095,294
Depreciation and amortization expense	933,427	27,394	960,821
Income (loss) from operations	(894,143)	1,344,388	450,245
Capital expenditures	325,321	742	326,063
Segment assets	25,958,705	4,140,050	30,098,755

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          BUSINESS REPORTABLE SEGMENTS (continued)

	Software Systems and Services	Appraisal Services	Consolidated
For the Six Months Ended October 31, 2002

Net revenues	$15,840,898	$ 3,355,353	$19,196,251
Depreciation and amortization expense	777,563	59,065	836,628
Income from operations	589,171	139,047	728,218
Capital expenditures	432,368	17,807	450,175
Segment assets	24,654,116	3,983,194	28,637,310

For the Three Months Ended October 31, 2003

Net revenues	$ 6,947,041	$ 2,050,655	$ 8,997,696
Depreciation and amortization expense	473,364	12,769	486,133
Income (loss) from operations	(400,257)	574,666	174,409
Capital expenditures	182,619	742	183,361
Segment assets	25,958,705	4,140,050	30,098,755

For the Three Months Ended October 31, 2002

Net revenues	$ 8,050,188	$ 1,648,526	$ 9,698,714
Depreciation and amortization expense	406,723	28,238	434,961
Income from operations	257,572	100,799	358,371
Capital expenditures	210,998	--	210,998
Segment assets	24,654,116	3,983,194	28,637,310

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees at fair value at the measurement date. Had compensation costs for these plans been determined based on the fair value at the date of grant consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended October 31, 2003 and 2002:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Net Income as Reported	$158,852	$269,636	$2,795,860	$541,700

Deduct: compensation expense- fair value method	(50,390)	(58,415)	(91,657)	(117,232)
Pro forma	$108,462	$211,221	$2,704,203	$424,468

Basic EPS:
As reported	$.04	$.07	$.71	$.14
Pro forma	$.03	$.06	$.68	$.11

Diluted EPS:
As reported	$.04	$.07	$.66	$.14
Pro forma	$.03	$.06	$.65	$.11

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended October 31,				Six Months Ended October 31,
	2003		2002		2003	2002

Numerators:
Net income	$158,852		$269,636		$2,795,860	$541,700

Denominators: Denominator for basic earnings per share, weighted average
outstanding common shares (1)	4,000,899		3,835,517		3,952,856	3,794,106

Potential dilutive shares	280,139	(3)	117,209	(2)	297,365	117,883	(2)

Denominator for diluted earnings per share	4,281,038		3,952,726		4,250,221	3,911,989

Earnings Per Share:
Basic	$.04		$.07		$.71	$.14
Diluted	$.04		$.07		$.66	$.14

(1)	202,250 and 178,725 shares of unvested restricted stock as of October 31, 2003 and 2002, respectively, are excluded from the basic weighted average shares outstanding.
(2)

Options to purchase 386,452 shares of common stock at prices ranging from $4.21 to $7.00 per share that were outstanding for the three and six months ended October 31, 2002, have been excluded from the computation of diluted earnings per share because the exercise prices are greater than the average market price of the common stock for these periods.

(3)

Options to purchase 20,000 shares of common stock at $7.25 per share that were outstanding for the three months ended October 31, 2003, have been excluded from the computation of diluted earnings per share because the exercise price is greater than the average market price of the common stock for this period.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(5)          SALE OF FINANCIAL PRODUCT LINE

Effective May 29, 2003, the Company sold substantially all of the assets and certain liabilities associated with the Company's Financial Product line to N. Harris Computer Corporation ("Harris") for approximately $3.5 million. The Company received $3 million in cash and Harris assumed the liabilities for approximately $500,000 of existing software support contracts on May 29, 2003, which resulted in a gain of $3,442,148. On December 1, 2003, subsequent to the end of the second quarter, the Company received the entire holdback of $520,000 in cash from Harris and will recognize a corresponding additional gain on this sale in the third quarter.

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of October 31, 2003, the Company had approximately $18 million in outstanding performance bonds which are anticipated to expire at various times over the next three to 24 months.

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

Results of Operations

Total net revenues of $9.0 million and $18.1 million for the three and six months ended October 31, 2003, decreased by approximately 7% and 6% respectively, in comparison to the $9.7 million and $19.2 million of net revenues that were reported for the comparable periods in the prior fiscal year.

Software Systems and Services segment revenues have decreased 14% from $8.1 million to $6.9 million for the three months ended October 31, 2003, and 13% from $15.8 million to $13.8 million for the six months ended October 31, 2003, compared to the same periods in the prior fiscal year. These revenues generally include software license fees, hardware sales, forms and supplies sales, and various professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing. There are a number of reasons for the revenue decrease in this segment.

First, the sale of the Financial Product line (see Note 5) resulted in a $509,000 and $908,000 reduction in net revenues in this segment's revenues for the three and six months ended October 31, 2003, respectively. The three and six months ended October 31, 2002, included approximately $611,000 and $1,323,000 of revenues related to this product line compared to approximately $102,000 and $415,000 for the three and six months ended October 31, 2003.

Second, revenues from the Software Systems and Services segment can vary significantly from quarter to quarter due to the timing of software installations/implementations and the related recognition of license fees and professional services. For the three months ended October 31, 2003, software license fees of approximately $1.1 million were actually comparable to the amount recorded in the prior year second quarter. However, for the six months ended October 31, 2003, software license fees were approximately $650,000 lower than they were for the first half of the prior fiscal year. This reduction in license fees is primarily due to a slower than expected execution of the backlog in the Florida market and several delays in the sales cycles for prospective new accounts. In addition, the Company had a $160,000 third party software license fee to a single client during the prior six month period that was not recurring.

While one additional County did go live on a limited version of the new tax system in Florida during the second quarter, this software is still not ready for general release. The Company has been extending additional resources and focus toward the development and implementation of its new Florida tax product for the five counties who have been using this software and expects to have it available for general release by February of 2004. Professional service revenues have also decreased by approximately $968,000 during the first half of this fiscal year because the number of new software implementations is down.

The Company is also continuing to aggressively invest in its sales and marketing efforts to build off of its successful implementation of tax in Cuyahoga County (Cleveland), Ohio and to extend its tax and appraisal products into new markets. While lengthy sales cycles in local government, as well as the current budget constraints felt nation wide have had an impact on these sales activities on October 30, 2003, the Company announced the award of a new $5.5 million contract with Gwinnett County, Georgia. Gwinnett purchased the Company's Government Revenue Management (GRM) system. In addition, on November 13, 2003, the Company announced the award of an additional $8 million in new tax and appraisal business from three existing and two new clients. This will increase the backlog, exclusive of appraisal services contracts and recurring revenue to approximately $24 million.

The Company has also recently deployed its first CAMA implementation in Florida and expects to build off of this momentum. In addition, the Company continues to roll out its new tax product in Indiana, where 38 counties are now live on the system and 3 more currently in backlog are scheduled for implementation in the second half of this fiscal year.

Finally, hardware sales for the six months ended October 31, 2003, were approximately $200,000 lower than the comparable prior year period because the Company had a large sale to a single client during the first quarter of the prior year. While the Company offers hardware to those clients seeking a total solution from one provider, hardware sales have been less of a focus as it is more of a commodity item with low gross margins.

On the positive side, recurring revenues generated in the Software Systems and Services segment from software support, hardware maintenance, and printing and processing services increased by approximately $400,000 for the quarter ended October 31, 2003, and by approximately $950,000 for the six months ended October 31, 2003, compared to the prior year periods excluding the impact of the financial product line divesture noted above. This was due to price increases and the addition of new clients. Total recurring revenues on an annualized basis currently stand at approximately $17.4 million.

Appraisal Services segment revenues, which include fees for mass real estate appraisals or revaluations, have increased for the three and six months ended October 31, 2003, by 24% and 27%, respectively. This revenue growth is due to an increase in sales, primarily in Ohio. Since January 1, 2003, the Company has signed approximately $9.9 million in new appraisal services contracts versus $2.8 million for the same ten month period in the prior calendar year. The Company's backlog for appraisal services at October 31, 2003, of $7.7 million is $3.8 million or

33% lower than the backlog of $11.5 million reported as of April 30, 2003. The Company continues to actively pursue new appraisal service contracts primarily in its Ohio, Indiana and Pennsylvania markets.

As noted in prior years, the Company had reserved 100% of retainage revenue related to the Allegheny County appraisal project and a portion of the gross under-billed position associated with appraisal contracts recognized based on percentage of completion accounting, which historically approximated 13% of the gross under-billed amount. This reserve contains a general provision of 2% of the gross under billed position as well as a specific provision for accounts the Company believes will be difficult to collect. This reserve methodology is consistent with the methodology utilized in calculating the Company's allowance for doubtful accounts related to its accounts receivable. As of October 31, 2003 and 2002, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny County) was approximately $640,000 and $665,000, respectively. As of October 31, 2003, the total reserve against retainage revenue under the Allegheny County project was $418,000, which was the same amount reserved at October 31, 2002. The Company continues to believe it is appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of services under that contract, because certain officials of Allegheny County have continued to contest the payment of such amounts. While numerous depositions, conferences and meetings have occurred regarding this issue, the Company has been unable to settle this matter with Allegheny County. As a result, the ultimate resolution of this matter and collection of any money is in the hands of the judge who initially ordered the reassessment. The trial is scheduled for the end of December of 2003.

Cost of revenues decreased by 7% from $5.5 million to $5.1 million for the quarter ended October 31, 2003. In addition, cost of revenues decreased by 4% from $11.1 million to $10.6 million for the six months ended October 31, 2003. These decreases are directly related to the decline in revenues experienced for the comparable periods as previously noted. Gross margin was comparable at 43% for both the three months ended October 31, 2003 and 2002. Gross margin for the six months ended October 31, 2003 was 41% compared to 42% for the first half of the prior year. This slight change in margin is due to a shift in the composition of revenues.

Selling, general and administrative expenses have decreased by approximately 3% to $3.7 million and 5% to $7 million for the three and six months ended October 31, 2003, respectively over the prior year comparable periods. These decreases are primarily due to a decline in sales commission expense of $100,000 and $270,000 for the three and six months ended October 31, 2003, over the prior year comparable periods because of a lower volume of signed contracts. In addition, the sale of the Financial Product line on May 29, 2003, has resulted in slightly lower payroll and related expenses. Included in selling, general, and administrative expenses are $1.7 million and $3.3 million of product development expenses in the second quarter and six month periods of the current year versus $1.6 million and $3.2 million in the prior year, respectively. In addition, the Company capitalized $383,000 and $790,000 of development cost for the three and six months ended October 31, 2003, respectively compared to $398,000 and $707,000 for the prior year comparable periods.

As a result of the factors noted above, the Company reported a $184,000 decrease in its operating income, from $358,000 for the prior year period to $174,000 for the quarter ended October 31,

2003. In addition, operating income for the six months ended October 31, 2003, has also decreased from $728,000 to $450,000.

As more fully described in Note 5, the Company recorded a gain of $3.4 million or $0.54 per diluted share on the sale of its Financial Product line during the quarter ended July 31, 2003. This gain is based on the amount of cash collected on the sale through October 31, 2003. The final payment of $520,000 was received subsequent to the quarter ended October 31, 2003, and will be reflected as an additional gain in the third quarter of fiscal 2004.

Net other income for the quarter increased by 43% to $66,000 for the three months and by 52% to $134,000 for the six months ended October 31, 2003, primarily due to new rental income generated from leasing a portion of the building that was acquired in December 2002 in Portage, Michigan. The first two quarter's of the prior fiscal year did not include any rental income associated with this transaction.

The Company's provision for income taxes generally fluctuate with the level of pretax income. The effective tax rate was 34% for both the quarters ended October, 31, 2003 and 2002. The effective tax rate for the six months ended October 31, 2003, is 31% compared to 34% for the six months ended October 31, 2002. The decline in the effective tax rate on a year to date basis is due to a non-recurring adjustment related to the Company's deferred state tax assets recorded during the first quarter of fiscal 2004. The Company anticipates the effective tax rate for the year to be in the range of 32% to 34%.

Net income was $159,000 or $0.04 per diluted share for the quarter ended October 31, 2003, versus net income of $270,000 or $0.07 per diluted share for the quarter ended October 31, 2002. For the six months ended October 31, 2003, net income was $2.8 million or $0.66 per diluted share, compared to $542,000 or $0.14 per diluted share for the first half of the prior year. Diluted weighted average outstanding common shares increased by approximately 330,000 shares for both the quarter and six months ended October 31, 2003, over the prior year comparable periods, due to an increase in the average stock price, which caused the majority of the Company's options outstanding to be included in the diluted EPS base. In addition, the Company issued 133,000 shares of stock associated with the ProVal post-merger contingent stock payment. This was the final payment under this post-merger agreement.

Financial Condition and Liquidity

At October 31, 2003, the Company had working capital of $7.7 million compared to the April 30, 2003, amount of $5.2 million. These levels reflect a current ratio of 1.64 and 1.32, respectively. The improvement in working capital is primarily due to the proceeds resulting from the sale of the Financial Product line.

Shareholders' equity at October 31, 2003, increased by $2.9 million to $17.9 million from the balance reported at April 30, 2003, as a result of $97,000 of employee stock purchases, $114,000 of deferred stock compensation expense and $2.8 million of net income for the six months ended October 31, 2003. These increases were offset by $118,000 of Company stock repurchases. As a result, book value per share has increased to $4.27 as of October 31, 2003, from $3.64 at

April 30, 2003. Book-value per share was calculated by dividing total shareholders' equity of $17.9 million by total shares outstanding of 4,202,769, at October 31, 2003.

Net capital expenditures were $183,000 for the three months and $326,000 for the six months ended October 31, 2003, compared to $211,000 and $450,000, respectively, for the prior year periods. These decreases are primarily attributable to the prior year periods including approximately $75,000 of non-recurring furniture and fixture purchases for office expansions and relocations. The remaining current year expenditures, as well as the prior year expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent upon meeting certain funded debt to EBITDA levels. As of October 31, 2003, the Company was eligible for the full $6 million of borrowings. As of October 31, 2003, the Company had no borrowings outstanding under its $6 million line of credit. The Company anticipates that its $6 million line of credit, together with existing cash and short-term investment balances of approximately $9 million, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

On October 13, 2003, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the next 12 months. This was essentially a renewal of the prior year repurchase program, which was approved on October 10, 2002, that terminated. During the quarter ended October 31, 2003, the Company repurchased 14,200 shares of common stock for approximately $91,000, under the 2002 program. The Company repurchased 9,200 shares of common stock for approximately $39,000 during the quarter ended October 31, 2002, under a similar program approved on October 4, 2001. Since October 10, 2002, the Company purchased a total of 59,450 shares of common stock for approximately $371,000 under the 2002 program. No stock repurchases have been made under the 2003 program as of the date of this report.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of October 31, 2003, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

As of October 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2003.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2003 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The annual meeting of shareholders of the Company was held on October 9, 2003. The purpose of the meeting was to elect directors and approve the Employee Stock Purchase Plan of 2003 and the Stock Option and Restricted Stock Plan of 2003. The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

Votes Cast
Elected Directors	For	Authority Withheld Against	Broker Non-Votes

Richard J. Holloman	3,534,567	27,697	0
Harry C. Vorys	3,531,083	31,181	0
W. Scott Baker	3,534,683	27,581	0

The following persons also continue to serve as directors: Gene Bledsoe, Paul R. Sylvester, Randall L. Peat, and Stephen C. Waterbury. Allen F. Peat resigned from the Board of Directors effective October 9, 2003.

The number of votes cast for the Employee Stock Purchase Plan of 2003 and the Stock Option and Restricted Stock Plan of 2003 is as follows:

Votes Cast
	For	Authority Withheld Against	Broker Non-Votes
Employee Stock Purchase Plan of 2003	1,702,447	54,587	1,805,230
Stock Option and Restricted Stock Plan of 2003	1,645,564	111,470	1,805,230

Item 6.	Exhibits and Reports on Form 8-K.

(a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

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

10.9

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.* Previously filed as Appendix B to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 9, 2003, and incorporated herein by reference.

10.10

Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.11

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.12

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

10.19

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

_______________________

*Management contract or compensatory plan or arrangement.

(b)          Reports on Form 8-K.

          The Company filed the following Current Report on Form 8-K during the quarter ended October 31, 2003:

Date of Report	Filing Date	Item(s) Reported

September 11, 2003	September 11, 2003

*This Form 8-K reported under Item 9 the Company's issuance of a press release announcing its fiscal 2004 first quarter results. Consolidated Condensed Statements of Income and Balance Sheet Highlights were included in this Form 8-K.

October 13, 2003	October 14, 2003	*This Form 8-K reported under Item 9 the Company's issuance of a press release announcing Board approval of a stock repurchase program.

          *This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: December 12, 2003	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: December 12, 2003	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

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

10.9

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.* Previously filed as Appendix B to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 9, 2003, and incorporated herein by reference.

10.10

Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.11

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.12

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

10.19

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