Form 10-Q
period 2004-01-31
MANATRON INC
filed 2004-03-12
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

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

On March 12, 2004, there were 4,265,330 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 31, 2004	April 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,217,203	$9,349,165
Short-term investments	2,250,000	1,000,000
Accounts receivable, net	8,801,002	6,120,880
Revenues earned in excess of billings on long-term contracts	1,285,922	1,130,447
Unbilled retainages on long term contracts	840,832	546,893
Notes receivable	838,501	1,085,694
Inventories	207,557	276,590
Deferred tax assets	1,691,512	1,551,512
Other current assets	273,531	283,999

Total current assets	23,406,060	21,345,180

NET PROPERTY AND EQUIPMENT	3,015,471	3,060,408

OTHER ASSETS:
Notes receivable, less current portion	262,753	242,003
Computer software development costs, net of accumulated amortization	2,042,697	1,745,955
Goodwill	4,886,676	4,886,676
Other, net	386,516	50,345
Total other assets	7,578,642	6,924,979
Total assets	$34,000,173	$31,330,567

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$847,293	$835,688
Billings in excess of revenues earned on long-term contracts	2,291,917	3,086,372
Billings for future services	9,180,799	8,329,056
Accrued liabilities	2,530,033	3,878,869
Total current liabilities	14,850,042	16,129,985

DEFERRED INCOME TAXES	164,000	150,000

SHAREHOLDERS' EQUITY:
Common stock	12,760,016	11,130,096
Common stock pending issuance	--	924,350
Retained earnings	7,466,351	3,869,618
Deferred stock compensation	(1,240,236)	(873,482)
Total shareholders' equity	18,986,131	15,050,582
Total liabilities and shareholders' equity	$34,000,173	$31,330,567

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
NET REVENUES	$9,050,583	$10,651,167	$27,145,877	$29,847,418

COST OF REVENUES	4,833,658	6,132,653	15,434,171	17,202,488

Gross profit	4,216,925	4,518,514	11,711,706	12,644,930

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,458,241	3,921,009	10,502,777	11,319,207

Income from operations	758,684	597,505	1,208,929	1,325,723

GAIN ON SALE (SEE NOTE 5)	520,000	--	3,962,148	--

OTHER INCOME, NET	57,189	52,523	191,356	141,005

Income before provision for income taxes	1,335,873	650,028	5,362,433	1,466,728

PROVISION FOR INCOME TAXES	535,000	225,000	1,765,700	500,000

NET INCOME	$800,873	$425,028	$3,596,733	$966,728

BASIC EARNINGS PER SHARE	$.20	$.11	$.90	$.25

DILUTED EARNINGS PER SHARE	$.18	$.11	$.84	$.25

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,024,817	3,846,830	3,977,813	3,811,680

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,358,086	3,984,256	4,291,855	3,936,151

See accompanying notes to consolidated condensed financial statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,596,733		$966,728
Adjustments to reconcile net income to net cash
and equivalents provided by (used for) operating activities:
Gain on sale (see Note 5)	(3,962,148)		--
Deferred income taxes	(126,000)		--
Depreciation and amortization expense	1,448,700		1,272,148
Deferred stock compensation expense	187,247		241,096
Decrease (increase) in current assets:
Accounts and notes receivable, net	(2,457,92	9)	(1,418,038)
Revenues earned in excess of billings and
retainages on long-term contracts	(449,414)		822,284
Inventories	69,033		145,403
Other current assets	(6,644)		202,316
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,337,231)		(706,682)
Billings in excess of revenues earned on
long-term contracts	(794,455)		846,645
Billings for future services	1,412,898		2,312,628
Net cash and equivalents provided by (used for)
operating activities	(2,419,210)		4,684,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Financial Product line (see Note 5)	3,451,491		--
Increase in short-term investments, net	(1,250,000)		--
Net additions to property and equipment	(554,865)		(1,138,123)
Decrease (increase) in long-term receivables	(20,750)		36,598
Investments in computer software	(1,153,746)		(1,071,739)
Other, net	(336,171)		(112,492)
Net cash and equivalents provided by (used for) investin
activities	135,959		(2,285,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	269,436		98,016
Repurchases of common stock	(118,147)		(108,865)

Net cash and equivalents provided by (used for) financing activities	151,289		(10,849)

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	(2,131,962)		2,387,923
Balance at beginning of period	9,349,165		5,648,184
Balance at end of period	$7,217,203		$8,036,107

Cash paid for interest on debt	$--		$--
Cash paid for income taxes	$2,572,000		$923,906

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of January 31, 2004 and April 30, 2003, (b) the results of its operations for the three and nine months ended January 31, 2004 and 2003, respectively, and (c) the cash flows for the nine months ended January 31, 2004 and 2003.

Revenue Recognition

The Company enters into contracts with customers to license or sell application software; third party software, hardware, related professional services, such as installation, training, data conversions and post-contract support and maintenance ("PCS") services, and various appraisal services.

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of January 31, 2004 and 2003, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, was not material. The Company reflects Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying consolidated balance sheets.

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

The Company's contracts do not typically contain a right of return. Accordingly, as of January 31, 2004 and 2003, the reserve for returns was not material.

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

Upstream Merger

The Company's wholly-owned subsidiary Manatron ProVal Corporation was merged into Manatron, Inc., effective December 31, 2003, to simplify its organizational structure. Therefore, Manatron Inc. no longer has any subsidiaries. References to the subsidiary in the consolidated financial statements are however still applicable, as the prior year financial statements and a portion of the current year financial statements contain Manatron ProVal Corporation.

(2)          BUSINESS REPORTABLE SEGMENTS

Under the provisions of SFAS No. 131, the Company has historically disclosed two reportable segments: Software Systems and Services and Appraisal Services. As noted during the second quarter of fiscal 2004, the Company has been evaluating its segment structure. Due to internal reorganizations and the fact that Appraisal Services are tightly integrated with its Software Systems and Services, the Company has concluded under the provisions of SFAS No. 131 that its entire operations meet the definition of a single segment.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on fair value at the measurement date, which is typically the grant date. Had compensation costs for these plans been recognized consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine months ended January 31, 2004 and 2003:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Net Income as Reported	$800,873	$425,028	$3,596,733	$966,728

Compensation Expense	(185,119)	(58,710)	(276,776)	(175,942)
Pro Forma Net Income	$615,754	$366,318	$3,319,957	$790,786

Basic EPS:
As Reported	$.20	$.11	$.90	$.25
Pro Forma	$.15	$.10	$.83	$.21

Diluted EPS:
As Reported	$.18	$.11	$.84	$.25
Pro Forma	$.14	$.09	$.77	$.20

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2004		2003		2004		2003

Numerators:
Net income	$800,873		$425,028		$3,596,733		$966,728

Denominators: Denominator for basic earnings per share, weighted average outstanding common shares (1)	4,024,817		3,846,830		3,977,813		3,811,680

Potential dilutive shares	333,269	(2)	137,426	(3)	314,042	(2)	124,471	(3)

Denominator for diluted earnings per share	4,358,086		3,984,256		4,291,855		3,936,151

Earnings Per Share:
Basic	$.20		$.11		$.90		$.25
Diluted	$.18		$.11		$.84		$.25

(1)	These amounts exclude unvested restricted stock, which amounted to 203,250 shares as of January 31, 2004 and 175,725 shares as of January 31, 2003.

(2)

Options to purchase 25,000 shares of common stock at $8.11 per share have been excluded from the computation of diluted EPS for the nine months ended January 31, 2004, because the exercise price was greater than the average market price of the common stock for this period. All options outstanding for the three months ended January 31, 2004 have been included within the computation as the exercise prices for all options outstanding are less than the average market price of the common stock for this period.

(3)

Options to purchase 361,452 shares of common stock at prices ranging from $4.63 to $7.00 per share that were outstanding for the three and nine months ended January 31, 2003, have been excluded from the computation of diluted earnings per share because the exercise prices are greater than the average market price of the common stock for these periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(5)          SALE OF FINANCIAL PRODUCT LINE

Effective May 29, 2003, the Company sold substantially all of the assets and transferred certain liabilities associated with the Company's Financial Product line to N. Harris Computer Corporation ("Harris") for approximately $3.5 million. The Company received $3 million in cash and Harris assumed the liabilities for approximately $500,000 of existing software support contracts on May 29, 2003, which resulted in a gain of $3,442,148 that was recognized in the first quarter. On December 1, 2003, the Company received the remaining holdback of $520,000 in cash from Harris and recognized the corresponding gain in the third quarter.

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

(6)          CONTINGENT LIABILITIES AND GUARANTEES

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. The Company does not believe that the liabilities resulting from these proceedings, if any, would be material to the Company's financial position or results of operations.

The Company provides to its customers a one-year warranty on its internally developed application software; however, warranty expenses are not and have not been significant.

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of January 31, 2004, the Company had approximately $18.7 million in outstanding performance bonds which are anticipated to expire at various times over the next three to 24 months.

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

Results of Operations

The Company's business is focused on providing software and services to enable local governments to completely, fairly and efficiently apply the property tax burden to its citizens. The Company's software manages the entire property life cycle, which includes deed recording, mapping, appraisal, tax billing and collection, tax sales and e-government.

The Company's revenues are generated from software license fees, hardware sales, forms and supplies sales, and various related professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing. The Company's revenues are also generated from appraisal services, which include mass real estate appraisals, revaluations and other appraisal related consultative work.

Total net revenues of $9.1 million and $27.1 million for the three and nine months ended January 31, 2004, decreased by approximately 15% and 9% respectively, in comparison to the $10.7 million and $29.8 million of net revenues that were reported for the comparable periods in the prior fiscal year. These decreases are primarily due to three factors.

First, the sale of the Financial Product line (see Note 5) resulted in a $575,000 and $1.5 million reduction in net revenues for the three and nine months ended January 31, 2004, respectively. The three and nine months ended January 31, 2004, included approximately $25,000 and $440,000 of revenues related to this product line compared to approximately $600,000 and $1.9 million for the three and nine months ended January 31, 2003.

Second, hardware sales for the three and nine months ended January 31, 2004, were approximately $367,000 and $594,000 lower than the respective prior year periods. These decreases are associated with the general decline in implementation activity noted below. In addition, while the Company offers hardware to those clients seeking a total solution from one provider, hardware will continue to be less of a focus as it is more of a commodity item with low gross margins.

Third, as noted in previous quarters, software license fees and revenues from professional services can vary significantly from quarter to quarter due to the timing of the related installations/implementations. For the three months ended January 31, 2004, these revenues were $1.3 million or 35% lower than the prior year comparable period. For the nine months ended January 31, 2004, these revenues were $2.9 million or 31% lower than they were for the comparable prior year period.

While the Company did recognize substantial revenues during the third quarter related to its recently announced new Government Revenue Management contract with Gwinnett County, Georgia, the reduction in software license and professional service revenues is primarily due to a slower than anticipated execution of the backlog in Florida. Secondly, the prior year included a significant amount of license fee and professional services revenue from Cuyahoga County (Cleveland), Ohio related to the Company's new tax implementation that went live in December of 2002. The Company expected to build off of this momentum during fiscal 2004; however, sales in Ohio were softer than anticipated.

The Company has been extending significant resources and attention in fiscal 2004 toward the development and implementation of its new Florida tax product, which is currently being used by six counties. This product became available for general release in March 2004. As a result, it is anticipated that a substantial portion of the current Florida backlog of $3.9 million will be recognized in the next two to three quarters. In addition, Hamilton County (Cincinnati), Ohio is now live on the Company's new tax and appraisal system, which has resulted in positive momentum for Ohio. Three additional counties have recently signed contracts for this software totaling $3.3 million and several others are in the pipeline.

Lengthy sales cycles in local government caused in part by increased competition and budget constraints being felt nation-wide have resulted in a lower volume of new contract signings than anticipated. This has negatively impacted the Company's revenues as noted above. In addition, national election years have historically been soft as far as sales are concerned since many governmental officials are preoccupied with the election process and delay spending until the results are known. In response to these issues, the Company has been aggressively investing and will continue to invest in its sales and marketing efforts to build off of its successful implementations and extend its tax and appraisal products and services into new markets.

Marty Ulanski was hired as the Company's Executive Vice President of Sales and Business Development in July 2003. This is a new position for the Company and his role is to build a more effective sales team that will drive a lot more revenue. A sales representative has been added in California and plans are underway to add three to five more in targeted markets. In addition, Early Stephens, the Company's Chief Technology Officer was recently appointed to the role of Chief Marketing Officer in support of this effort. This also is a new position for the Company. Until recently, the primary emphasis of the Company has been on product development.

While building a more effective sales and marketing team is a long term effort, these investments are starting to pay off. For example, the Company did announce on November 13, 2003, the award of an additional $8 million of new tax and appraisal business to three existing and two new clients. In addition, total sales or signed contracts for the ten months ended February 29, 2004, were $23.9 million versus $18 million for the comparable prior year period, which is a 32% improvement. Approximately $2 million of this increase is from appraisal service contracts while the remainder relates to software and implementation services. This has resulted in an increase in the Company's backlog to $32.2 million as of February 29, 2004. The backlog as of April 30, 2003 and 2002 was $22.9 million and $19.2 million, respectively. These numbers are exclusive of the Company's recurring revenues which are approximately $17.4 million annually.

On a positive note, recurring revenues increased by approximately $325,000 for the quarter ended January 31, 2004, and by approximately $1.1 million for the nine months ended January 31, 2004, compared to the prior year periods. These increases were calculated after excluding the impact of the Financial Product line sale noted previously. The improvements in recurring revenue are due to price increases and the addition of new clients. Of the $23.9 million of total sales through February 29, 2004, noted above nearly half have been to new clients, which has helped the Company increase its market share.

In addition, appraisal service revenues have increased 25% from $1.6 million to $2 million for the three months ended January 31, 2004 and by 25% from $4.9 million to $6.1 million for the nine months ended January 31, 2004, compared to the prior year comparable periods. Appraisal service revenues for both the three and nine months ended January 31, 2004, included $418,000 of revenue associated with the settlement of the Allegheny lawsuit noted below. The remaining increase in appraisal service revenues is primarily due to the execution associated with the increase in signed contracts noted previously, which is primarily due to the cyclicality of this business in Ohio.

On January 5, 2004, the Company settled its lawsuit with Allegheny County for approximately $752,000 in cash and a mutual release of all claims related to this project. As noted in prior years, the Company had not recognized the uncollected retainage revenue related to the Allegheny County project, which was $418,000. In addition, the Company had fully reserved within its allowance for uncollectible accounts the remaining amounts that were owed by Allegheny County. Accordingly, this settlement resulted in the recognition of $418,000 of revenue and a reduction of operating expenses of $334,000 for the quarter ended January 31, 2004.

Cost of revenues decreased by 21% from $6.1 million to $4.8 million for the quarter ended January 31, 2004. In addition, cost of revenues decreased by 10% from $17.2 million to $15.4 million for the nine months ended January 31, 2004. These decreases are directly related to the decline in revenues as previously noted. However, gross margins increased by 5% from 42% to 47% and by 1% from 42% to 43% for the three and nine months ended January 31, 2004, respectively. These improvements were primarily due to the additional $418,000 of revenue associated with the Allegheny settlement during the third quarter, which had no related costs.

Selling, general and administrative expenses have decreased by approximately 12% to $3.5 million and 7% to $10.5 million for the three and nine months ended January 31, 2004,

respectively, over the prior year comparable periods. These decreases are primarily due to the Allegheny settlement noted above as well as a decline in sales commission expense of $54,000 and $325,000 for the three and nine months ended January 31, 2004, respectively, over the prior year comparable periods. In addition, the sale of the Financial Product line on May 29, 2003, has resulted in slightly lower payroll and related expenses.

As a result of the factors noted above, operating income for the nine months ended January 31, 2004, decreased by 9% from $1.3 million to $1.2 million. However, the Company reported a 27% increase in its operating income from $598,000 to $759,000 for the three months ended January 31, 2004, primarily due to the Allegheny settlement noted previously.

As more fully described in Note 5, the Company recorded a gain of $3.4 million on the sale of its Financial Product line during the quarter ended July 31, 2003. An additional gain of $520,000 was recognized during the quarter ended January 31, 2004, due to the collection of the final holdback on this transaction in December 2003.

Net other income for the quarter increased by 9% to $57,000 for the three months and by 36% to $191,000 for the nine months ended January 31, 2004, primarily due to new rental income generated from leasing a portion of the building that was acquired in December 2002 in Portage, Michigan. The first eight months of the prior fiscal year did not include any rental income associated with this transaction.

The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 40% for the quarter ended January 31, 2004, compared to 35% for the prior year comparable quarter. This increase is due to the inclusion of state tax expense for the quarter within the income tax provision. The effective tax rate for the nine months ended January 31, 2004, is 33% compared to 34% for the nine months ended January 31, 2003. The Company anticipates the effective tax rate for the year to be in the range of 33% to 35%.

Net income was $801,000 or $0.18 per diluted share for the quarter ended January 31, 2004, versus net income of $425,000 or $0.11 per diluted share for the quarter ended January 31, 2003. Approximately $312,000 or $.07 per diluted share of this increase was related to the gain on the sale of the Financial Product line described in Note 5. For the nine months ended January 31, 2004, net income was $3.6 million or $0.84 per diluted share, compared to $967,000 or $0.25 per diluted share for the prior year comparable period. Approximately $2.4 million or $0.55 per diluted share of this increase related to the gain on the sale of the Financial Product line described in Note 5. The net gains on the sale were calculated using an effective tax rate of 40%.

Diluted weighted average outstanding common shares increased by approximately 374,000 and 356,000 shares for the three and nine months ended January 31, 2004 versus the respective prior year periods, due to an increase in the average stock price, which caused substantially all of the Company's options outstanding to be included in the diluted EPS base. In addition, the Company issued 133,000 shares of stock associated with the ProVal acquisition during the first quarter. This was the final payment under the contingent stock post-merger agreement.

Financial Condition and Liquidity

At January 31, 2004, the Company had working capital of $8.6 million compared to the April 30, 2003, amount of $5.2 million. These levels reflect current ratios of 1.58 and 1.32, respectively. In addition, total assets have increased from $31.3 million at April 30, 2003, to $34 million at January 31, 2004. These improvements are primarily due to the proceeds resulting from the sale of the Financial Product line (see Note 5).

Shareholders' equity at January 31, 2004, increased by $3.9 million to $19 million from the balance reported at April 30, 2003, as a result of $269,000 of employee stock purchases, $187,000 of deferred stock compensation expense and $3.6 million of net income for the nine months ended January 31, 2004. These increases were offset by $118,000 of Company stock repurchases. As a result, book value per share has increased to $4.48 as of January 31, 2004, from $3.64 at April 30, 2003. Book value per share was calculated by dividing total shareholders' equity of $19 million by total shares outstanding of 4,239,830, at January 31, 2004.

Net capital expenditures were $229,000 for the three months and $555,000 for the nine months ended January 31, 2004, compared to $688,000 and $1,138,000, respectively, for the prior year periods. These decreases are primarily attributable to the prior year periods including approximately $75,000 of non-recurring furniture and fixture purchases for office expansions and relocations as well as $610,000 associated with acquisition of a 25,000 square foot building that adjoins the Company's current corporate facility in Portage, Michigan. The remaining current year expenditures, as well as the prior year expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company continues to invest significantly in its products. The Company's research and development expenditures were $1.6 million and $5.2 million for the three and nine months ended January 31, 2004, compared to $1.5 million and $4.7 million for the prior year comparable periods. Of these amounts, the Company capitalized approximately $363,000 and $1.2 million of development cost for the three and nine months ended January 31, 2004, respectively, compared to $365,000 and $1 million for the prior year comparable period.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent upon meeting certain funded debt to EBITDA levels. As of January 31, 2004, the Company was eligible for the full $6 million of borrowings. As of January 31, 2004, the Company had no borrowings outstanding under its $6 million line of credit. The Company anticipates that its $6 million line of credit, together with existing cash and short-term investment balances of approximately $9.5 million, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

On October 13, 2003, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the next 12 months. This was essentially a renewal of the expired one-year repurchase program, which had been approved on October 10,

2002. The Company did not repurchase any shares during the quarter ended January 31, 2004. Since October 10, 2002, the Company purchased a total of 59,450 shares of common stock for approximately $371,000 under the 2002 program. No stock repurchases have been made under the 2003 program as of the date of this report.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of January 31, 2004, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

As of January 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

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

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________

(b)          Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the quarter ended January 31, 2004:

Date of Report	Filing Date	Item(s) Reported

December 11, 2003	December 11, 2003

*This Form 8-K reported under Item 12 the Company's issuance of a press release announcing its fiscal 2004 second quarter results. Consolidated Condensed Statements of Income and Balance Sheet Highlights were included in this Form 8-K.

January 8, 2004	January 8, 2004	*This Form 8-K reported under Item 9 the Company's settlement of litigation with Allegheny County (Pennsylvania).

          *This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: March 12, 2004	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: March 12, 2004	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2001, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 1999, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

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

-i-