Form 10-K
period 2004-04-30
MANATRON INC
filed 2004-07-23
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission File Number: 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 East Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 (Zip Code)

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

Yes         No   X

The aggregate market value of the registrant's common equity held by nonaffiliates of the registrant based on the last sale price of such stock on October 31, 2003 (which was the last business day of the registrant's most recently completed second fiscal quarter) was approximately $23,293,152.

As of July 23, 2004, 4,289,620 shares of the registrant's Common Stock, no par value, were outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant's annual meeting of shareholders to be held Thursday, October 14, 2004, are incorporated by reference into Part III of this report.

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

          Today, the Company designs, develops, markets and supports a family of web-based and client/server application software products for county, city and township governments. Manatron's products support back-office processes for these government agencies and facilitate the broader business processes via eGovernment and Internet features, such as Internet payments and mortgage lender integration, targeted at the needs of taxpayers and industry professionals. The Company also provides mass appraisal services, assessing residential, commercial and other types of properties to ensure updated and equitable property valuations. The Company is headquartered in Portage, Michigan and has offices in California, Florida, Georgia, Illinois, Indiana, Michigan, North Carolina and Ohio. As of April 30, 2004, the Company served approximately 1,700 customers in 24 states and three Canadian provinces.

          The Company's vision is to be the leading provider of innovative, integrated property systems and services in North America. The Company also seeks to delight its clients with its products and services, to build a healthy culture with its employees who embrace its core values and to maximize shareholder value.

          The Company's principal executive offices are located at 510 East Milham Avenue, Portage, Michigan 49002, its telephone number is (269) 567-2900 and its fax number is (269) 567-2930. The Company's website address is www.manatron.com, where the Company makes available free of charge the Company's reports on Forms 10-K, 10-Q and 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

          For financial information regarding the Company, see the consolidated financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K. The Company has historically had two reportable segments for financial reporting purposes: Software Systems and Services and Appraisal Services. Due to internal reorganizations during fiscal 2004 and the fact that Appraisal Services are tightly integrated with Software Systems and Services, the Company has concluded under the provisions of SFAS No. 131 that its entire operations now meet the definition of a single segment. All financial data that were disclosed separately by segment in previously filed reports, have been combined in the Consolidated Financial Statements as one reportable segment for all periods covered by the Consolidated Financial Statements of the Company.

Products

          Historical Perspective

          The Company's legacy software product portfolio consists of nearly 100 distinct products that are used by auditors, assessors, treasurers, recorders, clerks and other elected officials in local government markets. This number, which had grown to nearly 250 as a result of several acquisitions during the last 15 years, has been significantly reduced as a result of the Company's recent strategic decision to focus its efforts and direction on those software products and services that are primarily related to property taxation and assessments.

          The Company has built its product portfolio using several different programming tools, including COBOL, Basic, Clipper, FoxPro, Uniface and Admins. This variety of tools is a result of technology improvements over time, as well as different decisions made by the various businesses that were acquired by the Company. These products utilize several different operating system platforms, including VMS, OS/400, MS-DOS and Microsoft Windows. Supporting this quantity of software products and variety of platforms is complex. As a result, the Company has focused its new product development activities on building a comprehensive suite of full life-cycle property applications known as the Manatron Government Revenue Management (GRM) suite. With this new suite of products, the Company seeks to provide local governments with advanced technology and usability features allowing them to more efficiently serve their taxpayers and other constituents.

          Technology

          The Company has made a number of strategic platform decisions to ensure that its next generation products are built using common technologies and to leverage the technical expertise from the internal and external resources it utilizes. While the product life-cycles vary from jurisdiction to jurisdiction, the Company has historically found that the life of products for local government ranges from 10 to 20 years.

          The Company is building its new software products with certain, specific design themes. An important theme is database independence. Recognizing that the customer base has some level of built-in commitment to database technologies of choice, the Company has decided to support the popular relational database engines, such as Microsoft SQL Server, Oracle and Informix. The Company expects to support IBM DB2 within the next two years.

          With respect to operating environments, the Company's new software products are built to run on Microsoft operating system platforms, specifically Windows 2000, Windows XP and the .NET Framework. Microsoft is the most common platform currently being used in the local government market. While the Company will support additional operating systems, such as IBM AIX and Sun Solaris for the Oracle relational database engine, the user interface and business rules components are being built for Microsoft Windows Server and Internet Information Server (web) platforms.

          The Company's product development teams now use a limited set of programming tools when building new products. In particular, Microsoft Visual Studio (C#, Visual Basic and Visual C++) is the primary programming tool. The Company's analysts document certain designs using the Unified Modeling Language (UML). Reporting is developed using an industry-leading reporting toolset, Crystal Reports from Crystal Decisions. All web-based applications are being built on this same platform including ASP.NET. The Company's technology framework initiative, iFramework, provides a shared technical platform for all products in the GRM suite. iFramwork is built on Microsoft's .NET framework and provides a robust, long-term operating platform for all of the Company's products. The Company also anticipates that integrated Geographic Information Systems (GIS) technology, representing a spatial view of the GRM data, will be demanded more in the market as local governments continue to upgrade their legacy systems. As such, the Company is integrating GIS technologies from industry-leading providers such as ESRI and Intergraph with its products to provide those features.

          This limited and standard tool set along with technical productivity gains provided by the common, iFramework tool set, allows the Company's development teams to focus on solving business problems rather than constantly learning new programming skills. It also enables them to build and leverage re-usable components. The result of this strategy is expected to be a suite of products that are interoperable with other systems (such as desktop productivity applications, partner applications, state-sponsored systems, separate and disconnected systems via XML-based web services, and custom-written applications), a set of products that integrate tightly with the customers' operating environment, and a development force that is more productive and quickly able to bring new product features and extensions to market.

          The following is a general description of the features and functionality of the Company's major software product groups that it continues to develop or has made arrangements to resell. The Company specializes in keeping its application software in compliance with the varying requirements of state statutes. New development is primarily focused on the ongoing development of the GRM software products and continuing to enhance and extend the suite as a whole. In connection with this effort, the Company plans to continue to rationalize its product portfolio as existing customers migrate to the new products, further leveraging costs across the organization.

          Manatron GRM Products

          As pressure mounts on local government to improve services and reduce costs, previously isolated departments are faced with doing more with less. By integrating Recording, Tax Billing and Collection, Assessment and GIS, Manatron's GRM suite of software allows the various departments to work together to achieve efficiencies and improve service. As a result, the Company has been re-engineering its entire property suite of software into an Enterprise Resource Planning (ERP) type application suite for local government. Manatron's GRM software encompasses the Administration, Taxation, Assessment or Valuation, Recording and Mapping (GIS) of real and personal property. Clients can use the entire suite or opt to purchase only specific modules to integrate with their existing systems. Consistent with the technology process described previously, Manatron's GRM software uses iFramwork, component-based development and object-oriented analysis, design and programming. Manatron's GRM software is designed from the ground up to be an integrated property management application. Its architecture is based on the Microsoft operating system and platform, and is designed with inherent interoperability with other Microsoft Windows-based applications, such as Microsoft Office. Manatron's GRM software products are designed with database independence and have an n-tier architecture giving them broad scalability options and inherent Internet interoperability.

          Taxation

          Manatron Tax is a Microsoft Windows-based, comprehensive property tax software system, which maintains, bills, collects, distributes and tracks real and personal properties and their associated taxes. It is a flexible system that can be supported by a variety of operating systems, hardware platforms, network configurations and relational databases. Local government officials along with industry experts have been involved in the design and review of Manatron Tax to ensure that it is in compliance with state standards, processes and laws, and that it brings important new capabilities to tax billing and collection users.

          Manatron Tax maintains multiple tax years, provides extensive security and automates settlements, balances and roll-overs. Manatron Tax also manages real, personal, mobile homes, mineral, motor vehicle and special assessments. It includes "On-line" and "What's This?" help, and provides easy-to-use "Wizards" and workflow to guide the user through multi-step or infrequently used processes. Manatron Tax provides user-defined tax units and rate tables, tracks property splits, combinations and transfers, and allows comprehensive searches and inquiries. It also automates delinquencies, tax sales, interest and penalty calculations, and incorporates a built-in report writer. Manatron Tax was initially deployed in Indiana in January 2000 and is currently being used in over 40 counties in Indiana, three counties in Ohio, one county in Pennsylvania and 10 counties in Florida. In addition, the Company is implementing the product in Alabama, Alaska, Georgia, Maryland and North Carolina. Product design plans are under way to support future installations in additional states. As Manatron Tax is extended into new geographies, the product team is leveraging new features in iFramework, as well as innovative designs from its subject matter experts to fully nationalize the product, thereby reducing time to market for new states and on-going support costs.

          Appraisal or Valuation

          Manatron CAMA is a Microsoft Windows-based property appraisal software product. It features a highly productive, integrated sketch package and an accurate valuation engine for calculating property values. Manatron CAMA is one of the most widely deployed, nationally recognized CAMA software products available today. It is presently being used in approximately 300 appraisal jurisdictions in 19 states and three Canadian provinces. The underlying architecture and database independence allows Manatron CAMA to run efficiently in a variety of configurations. Using the advanced ProVal® valuation engine, Manatron CAMA offers the traditional approaches to value, including the cost, market and income approaches, and conforms to national and international standards. It encapsulates advanced CAMA technology, provides integrated GIS features and integrates hearing scheduling and certified roll maintenance, while adhering to the CAMA business rules. As Manatron CAMA is extended into new geographies, the product team is leveraging new features in iFramework, as well as innovative designs from its subject matter experts to further nationalize the product, thereby reducing time to market for new states and on-going support costs.

          Recording

          Manatron Recorder is a national application that meets the indexing, recording and retrieval standards for numerous types of documents, including deeds, mortgages, UCC financing statements, liens, vital records and military discharges in one simple-to-use application. Manatron Recorder includes receipting, cashiering, indexing, integrated imaging, workflow analysis, accounts receivable, escrow, public-inquiry and Internet access. It supports a variety of operating systems, hardware platforms, network configurations and relational databases. In addition, Manatron Recorder supports the storage of many types of data elements, including grantors and grantees, legal descriptions, associated document references, property addresses, parcel identification numbers and user defined data fields, as needed. County officials no longer have to look up records one at a time by party name or approximate time frame with Manatron Recorders robust inquiry system. Rather, documents can be located by many different methods, including name, book, page or instrument number, platted or unplatted description, lot number, parcel number, property address, consideration amount, and index and date range. Manatron Recorder is currently being used in 65 Register of Deeds offices in seven states with efforts in additional new states currently underway.

          Mapping/GIS

          The Company has extensive GIS experience and product features, which are primarily built around spatially-enabling its property data for data analysis, property assessment calculations (for items such as agricultural soil use valuation) and general data validation. The Company views GIS as an inherently critical feature for its product line as a critical mass of the market has already invested heavily in creating an electronic GIS database and now seeks to make use of that investment.

          The Company has created partnerships with successful GIS vendors in order to offer the necessary GIS features, capabilities or products as part of the Manatron GRM software suite. The Company also expects to continue working closely with these GIS vendors so that it can offer products to its customers and publish open standards that will enable other qualified GIS vendors to integrate their own GIS technology with Manatron's GRM suite of software.

          Manatron eGovernment

          The Company's eGovernment products and services facilitate access to public information or provide e-commerce on the Internet. Taxpayers, industry professionals and others with Internet access can now review current, formatted information relevant to their needs without leaving their home or office, 24 hours a day, seven days a week. Manatron eGovernment products are web-based applications written using Microsoft's Internet technologies and a SQL Server database, which makes their products fast and fully-featured. From custom themes and table-driven field labels to multi-language support, Manatron eGovernment clients can also customize their sites to their needs.

          Manatron eGovernment products are currently being used by over 100 clients in 13 states. In addition, the Company hosts the data for the majority of this customer base. The key products are:

     PropertyMax - Provides access to property information
     RecordsMax - Provides access to deeds, vital records and other information that is recorded
     CollectMax - Provides a collection system for online payment of property taxes and other fees
     VoiceMax - Allows access to public information and services from a phone

          The Company hosts its eGovernment applications for its customers in a secure, scalable web farm with maximum redundancy. The web farm includes audited/monitored Internet security, physical access security, triple redundant power backup and access to the Internet via three different backbone providers for quick uptime and security.

          The Company distinguishes its eGovernment product line from many dot.com competitors by linking these products to its "back-office" software applications running in the various jurisdictions. This "end-to-end" solution minimizes errors and results in more accurate, up-to-date information via the Internet, bringing both the governmental units and the public/commercial consumer of the information closer together. This improved information access for the public and commercial users also frees the governmental units from their traditional roles of helping users gather information, which allows governmental officials to focus on improving the efficiency and effectiveness of other services.

          Visual Voter

          Manatron also offers a Microsoft Windows based voter registration system that runs in a client server environment. Using an industry standard, SQL compatible relational database, Visual Voter is easy to use and offers various features. It conforms to the requirements of the National Voter Registration Act as well as certain state specific requirements. Visual Voter's features include reporting all county election record totals for a specific period; checking against felony conviction records; interacting with state systems for updates, activity, etc.; handling all aspects of jury selection, including reporting; and assigning voters to the proper district, precinct and polling location. Visual Voter is currently being used by 22 clients in Indiana.

          Sale of Product Lines

          Effective May 29, 2003, the Company sold its Financial Product line and related business to N. Harris Computer Corporation As a result of the sale, Harris now owns all of the Fund Accounting, Payroll, Utility Billing and related financial software that Manatron had developed or acquired over the last 15 years, including the Open Window Series products, UB5, the ATEK legacy financial products, the Sabre legacy financial products and the SDS Administrator financial software. See Note 9 of the Notes to Consolidated Financial Statements for further details.

          Effective May 31, 2004, the Company sold all of the assets of its Judicial Product line to MAXIMUS, Inc. As a result of the sale, MAXIMUS now owns all Gavel and WRITS products, including case management, court accounting, prosecution management, probation tracking, jury management, child support and related judicial software. See Note 11 of the Notes to Consolidated Financial Statements for further details.

Services

          In connection with the installation of its "turn-key" systems, the Company provides ongoing hardware integration and maintenance, software support, project management, implementation services, conversions, training and other customer services through its corporate headquarters and regional offices. The Company typically maintains an office in each region or state where it has a significant nucleus of customers, so it can more effectively respond to their needs. Each regional office includes customer service personnel who are able to assist with the installation of the Company's "turn-key" systems and provide technical support on site before and after the installation. In addition, Company personnel respond on a daily basis to customer telephone inquiries regarding the use of Manatron systems. A number of these regional offices also are staffed with employees who are trained to identify and respond to customers' hardware and other technical inquiries.

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

          Manatron also provides mass revaluation appraisal services to local governments. These real estate services are a natural product extension for the Company, as many Manatron "turn-key" systems customers also contract periodically for mass appraisal services. Manatron is one of the largest vendors of mass appraisal services in the United States. A typical mass appraisal engagement is performed under a fixed-price contract over an 18 to 24 month time frame. Using the technology of its appraisal software products, Manatron has developed a flexible, innovative methodology for appraisal delivery, which enables it to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, computer analysis and sound judgment of professional appraisers,

Manatron calculates an assessed valuation of each parcel of property in a jurisdiction. Manatron supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

          Manatron also has teamed with Mobile Video Services Inc. of North Kansas City, Missouri to jointly market "appraisal data verification +" (ADV+) services. ADV+ is a service that provides an inexpensive alternative to "walking around" or "remeasuring" every property while adding valuable photographic, x,y coordinate and address verification to the assessment file. This process can be done in conjunction with state mandated reappraisal projects. Alternatively, the process can be utilized to verify existing assessment data, combining it with property address verification for 911 or emergency management use, x,y coordinate linkage to GIS systems, and to provide a street level digital photograph of each improvement.

          Manatron also has a marketing alliance with Pictometry International Corp., a Rochester, New York provider of a patented information system that captures digital aerial oblique and orthogonal images, as well as related software. Under this agreement, both companies will collaborate on joint projects for systems, services, and software integration of technology from both firms, providing a strong, value-added solution for property appraisal applications. Manatron has already secured a number of joint project wins with counties in the State of Ohio.

          Manatron has an extensive client base utilizing its CAMA software and appraisal services. Pictometry's industry leading software enables users to quickly and easily access up to 12 different high-resolution views of any property, building, highway, landmark or other feature in a county. Pictometry software also enables end users to obtain measurements directly from the georeferenced imagery, as well as insert GIS content and other data, which makes it invaluable in the property appraisal process.

          The initial focus of the marketing alliance on appraiser operations has expanded into the Manatron software product line where Pictometry technology is being integrated into Manatron's CAMA software to provide rapid retrieval of key property data and images.

Marketing

          The Company has been aggressively focusing its marketing efforts on positioning a single, consolidated brand image of its name, Manatron. This includes media advertising in select industry specific publications, targeted direct mail, sales generation programs and participation in tradeshows and conferences. All aspects of the Company's name, products and marketing strategy will reflect this new focus. The Company also develops user groups and provides industry and product research. The Company's marketing personnel are also responsible for the development of product literature, presentations and seminars for prospects and customers. They also develop product-specific newsletters. In cooperation with the sales and business development function, the product marketing department also assists in responding to requests for proposals.

Sales and Business Development

          The Company primarily markets its products through a direct sales force who work out of the corporate, regional or home offices in California, Florida, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, and Virginia. Manatron continues to invest in organic business development activities across the country. This past year, the Company initiated a business development strategy that focused on organic growth in three distinct market segments. In the Company's core markets, emphasis is on customer retention and market share improvement via improved account management functions focusing on customer delight. In addition, emphasis is on providing outstanding software support, excellent customer care, continuous updates to technology and product enhancements based upon evolving customer needs and software functionality.

          In the Company's growth markets, a strategy of rapid market expansion is being employed by leveraging initial successful key customer implementations across the market as a whole. In this market segment, emphasis is on selling the value proposition of an experienced and proven Company with a national presence, financial stability, superior technology, a solution to solve customer needs in that particular market and excellent customer care. Basic business development activity is planned and measured in terms of new customer contacts, demonstrations, implementation planning and rapid increase of market share.

          The Company's emerging market emphasis starts with an evaluation of the new market. Investment in business development activity begins with discovery meetings with key prospects to gain an understanding of product requirements and specific common value propositions to the market. An emphasis is made to identify early, those jurisdictions with strong leadership capabilities that are looking for a new integrated commercial off the shelf solution for Tax and CAMA. The goal of the emerging market is to quickly identify, contract and implement one or two successful installations and then migrate the market from an emerging market to a growth market to cost effectively exploit the market potential as quickly as possible.

          Currently, Manatron has focused its sales and business development activities into three core markets, nine growth markets and six emerging markets for its GRM suite of software and related services. In fiscal 2004, the Company added four sales executives and currently plans to add up to five more in fiscal 2005.

Customer Base

          The Company's customers are primarily county, city and township governments in the United States. Revenue derived from Canada, which is the only other country in which the Company has customers, has accounted for less than 1% of the Company's total revenues for each of the last three fiscal years. As of April 30, 2004, the Company's 1,700 customers in 24 states and three Canadian provinces were located in approximately 350 counties, 175 cities and 300 townships. There are approximately 3,000 counties, 19,000 cities and 16,000 townships in the United States. Within each of these governmental units, the Company generally works with elected officials such as tax collectors, auditors, treasurers, assessors, recorders and clerks. The Company's sales are highly dependent on the quality of the relationships it has with these elected officials within each county, city and township government, as well as their demand for its products and services. The Company does not believe that the loss of any single customer would have a materially adverse effect on the Company; however, a material decline in the Company's sales to various governments could have such an effect.

Competition

          Competition for the Company's software, related services and mass appraisal services is intense. The Company competes primarily on the basis of its name recognition, financial stability, industry expertise, technology, range and quality of products, reputation for providing excellent customer service and its commitment to its core values.

          The Company's major competitors are generally small local software and service firms, which often are able to offer less expensive solutions or have developed long-term relationships with key governmental officials. Generally, these smaller firms can sell hardware, software and services at reduced prices because of their small amount of overhead. In addition, their focus is often only on one state and a smaller base of clients. The Company also competes with a number of larger, national, public companies such as Tyler Technologies, Inc., Associated Computer Systems, Inc., Sunguard Data Systems, Inc., and Maximus, Inc. The Company would be adversely affected if a large computer manufacturer, technology or professional service firm such as International Business Machines Corporation, Accenture Ltd., Bearing Point, Inc., Electronic Data Systems Corporation or Peoplesoft, Inc. decides to develop software for property taxes and assessment. Furthermore, application software also is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products. In addition, because there are now new tools and technologies available to speed up the development of software at reduced costs, increased price competition may be expected in the future.

          Although state and local governments traditionally have lagged behind both the federal government and the private sector in computer automation, the application of microcomputer and personal computer technology to local governmental units recently has been subject to rapid development and change. The ability of the Company to develop new application software programs utilizing modern technology is critical to its ability to compete successfully. Manatron regularly reviews and updates its software to meet the needs of its customers and to ensure that the software can be utilized in connection with the new technologies that are available. In addition, the ability of Manatron to win new business and to successfully implement it on a timely basis, are additional critical success factors.

          The most significant barriers to entry into the Company's market are industry expertise, competitive bid processes, bonding requirements, relationships with customers or prospects and personnel needed to design and develop software for the unique needs of local government.

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands and the needs of its customers. Manatron emphasizes research and development and has been investing significant amounts of its revenue for the last three years to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to the design, development, testing and deployment of computer software. Systems programming and support costs charged to expense were approximately $6.4 million, $5.7 million and $4.7 million for the fiscal years ended April 30, 2004, 2003 and 2002, respectively. These amounts include the annual amortization expense associated with software capitalized. In addition, the Company capitalized approximately $1,615,000, $1,333,000 and $1,142,000 of computer software development costs during fiscal 2004, 2003 and 2002, respectively.

          Manatron continued its investment in its GRM software suite, adding eGovernment features and developing the iFramework toolset. A major goal is to have innovative software with a robust technology direction that supports emerging open standards, including XML-based web-services, true thin-client design, as well as support for the "Smart Client" initiative of Microsoft and other industry groups. Another goal is to produce a robust, highly-scalable, feature-rich suite of products built on a common, reliable, scalable architecture centered around Microsoft's .NET platform with inherent Internet capabilities. Through these efforts, the Company seeks to provide a product that it can deploy across its entire client-base and into new geography. The Company may also pursue new market segments based on an ASP model and, accordingly, has been investing in that capability as well.

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

Backlog

          At April 30, 2004, the Company's backlog of orders for hardware, software and services (including mass real estate appraisal) was approximately $29.3 million, compared with approximately $22.9 million at April 30, 2003. This backlog value does not include recurring revenue associated with monthly, quarterly and annual support and maintenance contracts, which accounted for approximately 45% of net revenues in both fiscal 2004 and 2003. Backlog for the Company's software and services business can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns and lengthy sales cycles in this market. Accordingly, a comparison of backlog from quarter to quarter is not necessarily informative and may not be indicative of eventual actual shipments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the Company's backlog of orders.

Intellectual Property

          The Company regards certain features of its operations, products and services to be confidential and proprietary and relies on measures such as contractual restrictions and trade secret laws to protect its intellectual property. Due to the rapid rate of technological development in the computer software industry, the Company believes that protection of intellectual property is less important than the knowledge, ability and experience of the Company's employees, frequency of improvements and timeliness and quality of support services. The Company does not have any patents; however, it does have several patents pending associated with its iFramework tool set.

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

Employees

          As of July 1, 2004, the Company had 321 full-time employees, 33 duration employees and 11 temporary employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees. An approximate breakdown of the Company's full time employees is as follows:

Administrative	10%
Development	26%
Sales and Marketing	5%
Service and Support	35%
Appraisal	24%
Total	100%

Item 2.                    Properties.

          The principal executive and administration offices are located in a building owned by Manatron in Portage, Michigan, which consists of approximately 25,000 square feet. During fiscal 2003, the Company purchased a 25,000 square foot building adjacent to its corporate headquarters. Approximately half of this additional space has been leased back to the prior owner. Of the remaining 12,500 square feet, 7,500 square feet will be utilized for Company growth and 5,000 square feet is being offered for lease. The Company leases office and/or warehouse space in Florida, Illinois, Indiana, Michigan, North Carolina and Ohio. Rental payments for the Company's leased office and warehouse space for the fiscal year ended April 30, 2004, totaled approximately $882,000.

          Management considers all of its offices to be well maintained, in good operating condition and suitable and adequate for their intended purposes.

Item 3.                    Legal Proceedings.

          The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. While the ultimate effect of such litigation cannot be predicted with certainty, management believes that the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations. See Note 10 to the Consolidated Financial Statements for additional information concerning legal proceedings, contingent liabilities and guarantees involving the Company, which is incorporated herein by reference.

Item 4.                    Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

Supplemental Item.          Executive Officers of the Registrant.

          Executive officers of the Company are generally elected by the Board of Directors at its organizational meeting following the annual meeting of shareholders and serve until their successors are elected and qualified. All executive officers serve at the discretion of the Board of Directors of the Company, or if not appointed by the Board of Directors, they serve at the discretion of management.

          The following information includes the names and ages of the executive officers of the Company who are not directors as of the date of this Annual Report on Form 10-K, the officers' present position with the Company and the business experience of the officers for at least the past five years. None of the executive officers' past employers were affiliates of the Company.

          Mary Gephart (age 45) has been Vice President of Human Resources and Administration since July of 2002. Ms. Gephart joined the Company in 1994 as the Manager of Human Resources and served in that position until 1998 when she was promoted to Director of Human Resources. In July of 2000, Ms. Gephart was promoted to Vice President of Human Resources and in July of 2002, Administration was added to her title. She is primarily responsible for directing and coordinating human resources activities, such as employment, compensation, employee relations, benefits, training and employee services.

          Krista L. Inosencio (age 30) has been Chief Financial Officer since July of 2002. Ms. Inosencio joined the Company in March of 2000 as the Director of Accounting and Finance. Prior to joining the Company, Ms. Inosencio was employed by Arthur Andersen LLP, an accounting firm, and worked in the audit division from 1995 through 2000. She is primarily responsible for accounting, banking, insurance, financial reporting, securities compliance and taxes.

          G. William McKinzie (age 38) has been Chief Operating Officer since July of 2002. Mr. McKinzie joined the Company in April 2002 as an Executive Vice President. From 2001 to 2002, Mr. McKinzie served Kellogg Company, a producer of processed foods based in Battle Creek, Michigan, as Vice President of Information Services for Kellogg Company's international operations. From 1996 through 2000, Mr. McKinzie also served as Vice President and Chief Information Officer of both Kellogg's European operations based in the United Kingdom and its Latin American operations based in Mexico. Mr. McKinzie is primarily responsible for product development, implementation, delivery and support.

          Early L. Stephens (age 41) has served as Chief Technology and Marketing Officer since October of 2003. Mr. Stephens rejoined the Company in June 1996 as its Chief Technology Officer. Mr. Stephens originally joined the Company in 1986 and worked as a programmer/analyst until 1988.  From 1988 until June of 1996, Mr. Stephens was a Project Manager in the Management Information Systems department at Western Michigan University where he successfully led the migration from legacy software applications to client/server and web-based applications.  Mr. Stephens is primarily responsible for all software marketing, product management, including application design and marketing strategy, and the establishment of technology standards for the Company's products and services.

          Marty A. Ulanski (age 45) has been Vice President of Sales and Business Development since July 2003. Prior to joining the Company, Mr. Ulanski worked for Spartan Stores, Inc., a grocery retailer and distributor, where he served as the Senior Director of Application Development from 2000 to 2003 and the Director of Retail Information Technology Services from 1999 to 2000. Mr. Ulanski is primarily responsible for building a national sales team to effectively execute the Company's growth and account management strategies.

PART II

Item 5.                    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

          Manatron's common stock is traded over-the-counter and is regularly quoted on The NASDAQ Small Cap Market under the symbol "MANA."

          The following table shows the range of high and low bid information reported by The NASDAQ Small Cap Market for the fiscal years ended April 30, 2004 and 2003:

	2004		2003
Quarter	Low	High	Low	High

May - July	$6.94	$9.10	$3.75	$4.65
August - October	6.00	8.19	3.50	4.61
November - January	7.60	8.93	3.85	5.49
February - April	7.58	9.75	5.01	7.99

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

          As of July 1, 2004, the Company's common stock was held by approximately 1,500 shareholders, 215 of which were record holders.

          See Item 12 for information with respect to the Company's equity compensation plans.

          The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal year 2004.

Item 6.                    Selected Financial Data.

          The following table sets forth selected financial data of the Company and its subsidiary for the last five fiscal years. It has been derived from and should be read in connection with the Company's Consolidated Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K or in Form 10-K's previously filed by the Company. Certain reclassifications have been made to the fiscal 2000 through fiscal 2003 selected financial data to conform to the fiscal 2004 presentation.

	2004	2003	2002	2001	2000
Fiscal Years Ended April 30:

Net revenues	$38,455,296	$40,387,265	$41,131,718	$41,126,586	$43,645,377

Gross profit	17,749,540	17,369,526	15,332,683	13,477,302	14,586,455

Income (loss) from operations	2,794,799	2,063,113	603,059	(860,947)	2,079,630

Net income (loss)	4,585,705	1,510,322	227,714	(940,630)	1,603,845

Basic earnings (loss) per share	1.15	.40	.06	(.27)	.49

Diluted earnings (loss) per share	1.06	.38	.06	(.27)	.45

At April 30:

Cash and short-term investments	10,125,370	10,349,165	5,648,184	700,840	608,062

Total assets	32,882,639	31,330,567	27,851,272	25,851,143	26,724,725

Shareholders' equity	20,295,953	15,050,582	12,423,266	11,140,522	11,455,767

Book value per share*	$4.75	$3.64	$3.11	$2.95	$3.26

* Book value per share was calculated by dividing total shareholders' equity by the sum of total shares outstanding and total shares pending issuance at the respective year ends.

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

Critical Accounting Policies and Estimates

          The Company enters into contracts with customers to license or sell application software; third-party software, hardware, related professional services, such as installation, training, data conversions and post-contract support and maintenance ("PCS") services, and various appraisal services.

          The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a software arrangement, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered elements based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software, service and hardware components of the contract.

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

          For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2004 and 2003, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, was not material. The Company reflects Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying consolidated balance sheets.

          Reserves against Accounts Receivable and reserves against Revenues in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2%, as well as a specific provision for accounts the Company believes will be difficult to collect. Because of the nature of its customers, which are predominantly governmental entities, the Company does not generally incur losses resulting from the inability of its customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services provided and request a reduction to the aggregate contract price. Management reviews on a quarterly basis significant past due accounts receivable and the related adequacy of the Company's reserves.

          The Company's contracts do not typically contain a right of return. Accordingly, as of April 30, 2004 and 2003, the reserve for returns was not material.

          Notes Receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, as the contract terms are fixed and determinable, and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's contracts with customers include lease terms which meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." However, the Company's leasing activities are not a material part of its business activities and, accordingly, are not broken out separately in the consolidated condensed financial statements.

          The Company has approximately $4.9 million of goodwill recorded as of April 30, 2004 related to prior acquisitions. A new accounting standard adopted in fiscal 2003, requires that goodwill be reviewed for impairment at least annually and as indicators of impairment occur. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates.

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

Results of Operations: Fiscal Year 2004 Compared to Fiscal Year 2003

          The Company's business is focused on providing software and services to enable local governments to completely, fairly and efficiently apply the property tax burden to its citizens. The Company's software manages the entire property life-cycle, which includes deed recording, mapping, appraisal, tax billing and collection, tax sales and e-government.

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

          For simplicity purposes, many of the numbers described below are rounded; however, the percentage variations are based upon the actual amounts, which can be found elsewhere in this annual report on Form 10-K.

          Total net revenues for the three months ended April 30, 2004, of $11.3 million increased by 7% compared to the $10.5 million that was reported for the three months ended April 30, 2003. More importantly, fourth quarter revenues are more than 20% higher than the quarterly revenues that were reported for each of the first three quarters of fiscal 2004. This anticipated improvement resulted from additional software license fees and related service revenues driven by the increased implementation activity in Florida. For the three months ended April 30, 2004, software license fees and professional services revenues increased 57% to $4.7 million from $3.0 million for the prior year fourth quarter. As noted in previous reports, the Company had been extending significant resources and attention in fiscal 2004 toward the development and implementation of its Florida Tax product, which was being used in six beta counties. This product became available for general release in March 2004. As a result, approximately $1.4 million of the $3.9 million of backlog reported as of January 31, 2004, was recognized in the fourth quarter.

          Total net revenues of $38.5 million for the year ended April 30, 2004, decreased by 5%, compared to $40.4 million for the year ended April 30, 2003. A number of factors which have affected revenue during fiscal 2004 are as follows:

          First, the sale of the Financial Product line on May 29, 2003 (see Note 9) resulted in a $590,000 and $2.1 million reduction in net revenues for the three months and year ended April 30, 2004, respectively. The Company only reported approximately $55,000 of revenues related to this product line for the fourth quarter and $496,000 for the entire fiscal year compared to approximately $645,000 and $2.6 million from this product line for the prior year comparable periods.

          Second, hardware sales for the three months and year ended April 30, 2004, were approximately $200,000 and $793,000 lower than the respective prior year periods. These decreases are primary due to a change in the Company's strategic direction in the last five years. The Company historically sold more hardware as a Value Added Reseller for large computer manufacturers, but is now focusing on providing innovative software and services. While the Company still offers hardware to those clients seeking a total solution from one provider, hardware sales should continue to decrease as customers view it as a commodity item, with low gross margins.

          Third, as noted in previous reports, software license fees and related service revenues can vary significantly from quarter to quarter due to the timing of sales and the related implementations. These revenues for the year ended April 30, 2004, decreased by 7% to $13.2 million from $14.2 million for the prior year. This decrease was primarily because of the slower than anticipated execution of the backlog in Florida during the Company's first three quarters of fiscal 2004. In addition, the prior year included a significant amount of license fees and professional services revenue from Cuyahoga County (Cleveland), Ohio related to its tax implementation that went live in December of 2002. The Company expected to build off of this momentum during fiscal 2004; however, sales in Ohio, as well as other regions throughout the Country have been softer than anticipated. Hamilton County (Cincinnati), Ohio did go live on the Company's new tax and appraisal system in December of 2003, which has resulted in positive momentum for Ohio. For example, five additional counties signed contracts since September 2003 for this software for approximately $4.6 million and several others are in the sales pipeline. The Company did recognize approximately $1.1 million of revenues during the second half of fiscal 2004 related to its recently announced new Government Revenue Management contract with Gwinnett County, Georgia, which offset a portion of the decreases noted above.

          Lengthy sales cycles in local government caused in part by increased competition and budget constraints being felt nationwide have resulted in a lower volume of new contract signings than anticipated. This has negatively impacted the Company's revenues. In addition, national election years have historically been soft, as far as sales are concerned, since many governmental officials are preoccupied with the election process and delay spending until the results are known. Until recently, the majority of the Company's investments have primarily been focused on new product development. The Company is now aggressively investing in sales and marketing efforts to build off of its successful implementations and extend its software and services into new markets. Marty Ulanski was hired as the Company's Executive Vice President of Sales and Business Development in July 2003. This is a new position for the Company and his role is to build a sales team that will drive significant revenue. In addition, Early Stephens, the Company's Chief Technology Officer was recently appointed to the role of Chief Marketing Officer in support of this effort. This also is a new position for the Company.

          While building a more effective sales and marketing team is a long term effort, these investments are starting to pay off. For example, the Company did announce on November 13, 2003, the award of an additional $8.0 million of new tax and appraisal business to three existing and two new clients. In addition, total sales or signed contracts for fiscal 2004 were $28.1 million versus $26.4 million for fiscal 2003, which is a 6% improvement. Included in these amounts is a $5.7 million increase or 47% improvement in sales of software and related services. This increase was offset by a $3.5 million decrease in appraisal services contracts and a $600,000 decrease in hardware sales. The $28.1 million in new contracts has resulted in an increase in the Company's backlog to $29.3 million as of April 30, 2004. The backlog as of April 30, 2003 and 2002 was $22.9 million and $19.2 million, respectively.

          These backlog amounts are exclusive of the Company's recurring revenues which are approximately $17.5 million annually. While recurring revenue has declined in absolute terms year over year due to the sale of the Company's Financials Product line, excluding the impact of this sale, recurring revenue actually increased by approximately $1.4 million for the year, compared to the prior year period. The improvements in recurring revenue are due to price increases and the addition of new clients. Of the $28.1 million of total sales for fiscal 2004 noted above, 45% have been to new clients. New recurring support revenues are billed once the related implementations are complete. These new clients are also resulting in an increase in market share for the Company.

          The final factor affecting revenues is appraisal service revenues, which decreased by 11% to $1.7 million for the three months ended April 30, 2004, versus $1.8 million for the prior year and increased by 16% to $7.9 million for the year ended April 30, 2004, compared to $6.8 million for the prior year. Appraisal service revenues for the year ended April 30, 2004, included $418,000 of revenue associated with the settlement of the Allegheny lawsuit noted below. The remaining increase in appraisal service revenues is due to the execution of additional appraisal business, which is primarily due to the cyclicality of this business in Ohio.

          On January 5, 2004, the Company settled its lawsuit with Allegheny County for approximately $752,000 in cash and a mutual release of all claims related to this project. As noted in prior years, the Company had not recognized the uncollected retainage revenue related to the Allegheny County project, which was $418,000. In addition, the Company had fully reserved within its allowance for uncollectible accounts the remaining amounts that were owed by Allegheny County. Accordingly, this settlement resulted in the recognition of $418,000 of revenue and a reduction of operating expenses of $334,000 during the Company's third quarter.

          Cost of revenues decreased by 9% to $5.3 million for the quarter ended April 30, 2004, versus $5.8 million for the prior year. For the year ended April 30, 2004, cost of revenues decreased by 10% to $20.7 million from $23.0 million for fiscal 2003. Both of these decreases are primarily related to a shift in the Company's revenue mix. Gross margins increased by 8% from 45% to 53% for the fourth quarter and by 3% from 43% to 46% for the year versus the respective periods in the prior year. The significant improvement in the fourth quarter was driven by the recognition of more application license fees associated primarily with the Company's Florida Tax product. In addition, the continued execution on some of the Company's larger projects, including Baltimore, Maryland, Jefferson County, Alabama and Gwinnett County, Georgia contributed to this increase. The Company recognized $2.5 million in application license fees for the quarter ended April 30, 2004, compared to $1.3 million for the quarter ended April 30, 2003. Application license fees were $5.1 million for the year ended April 30, 2004, compared to $4.6 million for fiscal 2003. Since there is nominal variable cost associated with the Company's application license fees, changes in this revenue stream have a significant impact on the Company's gross margins. Total cost of revenues for fiscal 2004 also includes the impact of the Allegheny lawsuit, noted above, which resulted in $418,000 of revenue with no related cost during the Company's third quarter.

          Selling, general and administrative expenses have increased by approximately 12% to $4.5 million for the three months ended April 30, 2004, versus $4.0 million for the prior year fourth quarter. However, these expenses decreased by 2% to $15.0 million for the year ended April 30, 2004, compared to $15.3 million for the year ended April 30, 2003. The increase in the fourth quarter was primarily driven by three factors. First, the Company expensed approximately $180,000 associated with severance agreements. Second, sales commission expense for the fourth quarter of fiscal 2004 was approximately $73,000 higher than the prior year comparable quarter due to an increase in contract signings. Finally, non-project related travel increased by approximately $140,000 primarily because of new sales opportunities and development activities.

          As a result of the factors noted above, operating income for the three months ended April 30, 2004, increased by $848,000 to $1.6 million from $737,000 in the prior year fourth quarter. Operating income for the entire year increased by $732,000 to $2.8 million versus $2.1 million for the prior year.

          As more fully described in Note 9 of the Notes to Consolidated Financial Statements, the Company recorded a gain of $3.4 million on the sale of its Financial Product line during the quarter ended July 31, 2003. An additional gain of $520,000 was recognized during the quarter ended January 31, 2004, due to the collection of the final holdback on this transaction in December 2003.

          Other income for the year ended April 30, 2004, increased by 15% to $260,000, versus the comparable prior year period. This increase is primarily due to additional interest income earned on the Company's cash balances. In addition, beginning in December of 2002, the Company began leasing a portion of the building it acquired in Portage, Michigan, adjacent to its corporate headquarters.

          The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 40% for the quarter ended April 30, 2004, compared to 34% for the prior year fourth quarter. This increase is primarily due to the inclusion of state tax expense for the quarter within the income tax provision. The effective tax rate for the year ended April 30, 2004, is 35% compared to 34% for the year ended April 30, 2003. While the effective rates appear comparable year over year, the current year rate did increase as a result of the inclusion of state taxes, but was offset by a decrease in tax reserves and recognition of deferred tax assets. See Note 5 of the Notes to Consolidated Financial Statements for further details. The Company anticipates the effective tax rate for fiscal 2005 to be in the range of 38% to 40%.

          Net income increased by 82% to $989,000 or $0.23 per diluted share for the quarter ended April 30, 2004, versus net income of $544,000 or $0.13 per diluted share for the quarter ended April 30, 2003. For the year ended April 30, 2004, net income was $4.6 million or $1.06 per diluted share, compared to $1.5 million or $0.38 per diluted share for the prior year. Approximately $2.4 million or $0.55 per diluted share of this increase related to the gain on the sale of the Financial Product line described in Note 9 of the Notes to Consolidated Financial Statements.

          Diluted weighted average outstanding common shares increased from 4.0 million shares to 4.3 million shares for the year and from 4.2 million shares to 4.4 million shares for the fourth quarter versus the comparable periods in fiscal 2003. These increases are due primarily to two factors. First, the Company's average stock price increased to $7.78 for fiscal 2004 from $4.72 for fiscal 2003. This caused substantially all of the Company's outstanding options to be included in the diluted EPS base. Second, the Company issued 133,000 shares of stock associated with the ProVal acquisition during the first quarter of fiscal 2004. This was the final payment under the contingent stock post-merger agreement.

Results of Operations: Fiscal Year 2003 Compared to Fiscal Year 2002

          Under the provisions of SFAS No. 131, the Company has historically disclosed financial information for two reportable segments: Software Systems and Services and Appraisal Services. Due to internal reorganizations during fiscal 2004 and the fact that Appraisal Services are tightly integrated with Software Systems and Services, the Company has concluded under the provisions of SFAS No. 131 that its entire operations now meet the definition of a single segment. Since the Company did report financial information for two segments during fiscal 2003 and 2002, there are multiple references to these segments in the paragraphs that follow.

          Total net revenues of $10.5 million and $40.4 million for the three months and year ended April 30, 2003, were approximately 8% and 2% lower than the net revenues of $11.4 million and $41.1 million that were reported for the three months and year ended April 30, 2002, respectively.

          Software Systems and Services segment revenues were comparable at approximately $8.7 million and $8.8 million for the three months ended April 30, 2003 and 2002, respectively. Software Systems and Services segment revenues increased by approximately 10% to $33.6 million for fiscal 2003, compared to $30.6 million for fiscal 2002. These revenues included software license fees, hardware sales, forms and supply sales and various professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing.

          The year-over-year increase was primarily due to growth in professional services revenues of $1.6 million and recurring support revenues of $1.7 million over the fiscal 2002 results. The increase in professional services revenue was due to the execution of a number of new MVP Tax and ProVal contracts in Indiana and the Southeast region during fiscal 2003, as well as continued progress on the larger MVP Tax projects in Cuyahoga County, Ohio, Dauphin County, Pennsylvania, Baltimore, Maryland and Jefferson County, Alabama. MVP Tax was being utilized by 42 counties in four states and was in the process of being implemented in three additional states during fiscal 2003. The increase in recurring support revenues was due to a number of new software installations and annual price increases. Recurring support, maintenance and printing services represented approximately 53%, or $17.8 million, of this segment's annual revenue. Software license fees of $5.3 million for fiscal 2003, which represented approximately 16% of this segment's annual revenue were approximately 7% lower than the $5.7 million recognized in fiscal 2002. This decline was due to the down economy and a few of the Company's larger development projects taking longer to complete than initially anticipated.

          Appraisal Services segment revenues, which included fees for mass real estate appraisals or revaluations, decreased by 30% to $1.8 million for the three months ended April 30, 2003 and by 35% to $6.8 million for fiscal 2003. These anticipated decreases were the result of the cyclical nature of this segment's business activities. The Company's largest market for these services, Ohio, uses a six-year cycle for revaluations. Revenues from this segment are expected to increase in fiscal 2004, because of the growth in backlog. The Company's backlog for appraisal services at April 30, 2003, of $11.5 million was significantly higher than the $5.8 million reported at April 30, 2002. While the Company continued to actively pursue new appraisal service contracts, efforts were being primarily focused on its traditional markets in Ohio, Indiana and Pennsylvania where the Company had historically been more successful in executing profitable contracts.

          As noted in prior years, the Company reserved 100% of the retainage revenue related to the Allegheny County appraisal project and a portion of the gross under-billed position associated with appraisal contracts recognized based on percentage of completion accounting, which historically approximated 13% of the gross under-billed amount. This reserve contained a general provision of 2% of the gross under-billed position as well as a specific provision for accounts the Company believed would be difficult to collect. This reserve methodology was consistent with the methodology utilized in calculating the Company's allowance for doubtful accounts related to its accounts receivable. As of April 30, 2003 and 2002, the total reserve against retainage revenue remaining under all appraisal service projects (including Allegheny) was approximately $653,000 and $777,000, respectively. The total reserve against retainage revenue under the Allegheny County project was approximately $418,000 at both April 30, 2003 and 2002. The Company continued to believe it was appropriate to reserve 100% of the remaining unpaid Allegheny retention as well as certain other monies due for the performance of additional services in connection with that contract, because certain officials of Allegheny County continued to contest the payment of such amounts. The ultimate collection of these monies was pending an order from the judge who initially ordered the reassessment, which was expected to be issued by the end of calendar 2003.

          Cost of revenues of $5.8 million for the three months ended April 30, 2003, decreased by 17% compared to $7.0 million for the three months ended April 30, 2002. Annual cost of revenues decreased by 11% from $25.8 million in fiscal 2002 to $23.0 million for the year ended April 30, 2003. These decreases were primarily due to a shift in the mix of revenues and costs generated by the Company's two reportable segments, as well as the decrease in net revenues for fiscal 2003. Gross margins were 45% and 43% for the three and twelve months ended April 30, 2003, respectively, compared to 39% and 37% for the prior year comparable periods. The Software Systems and Services segment typically yielded a higher gross margin than the Appraisal Services segment, which is highly labor intensive. Gross margins for the Software Systems and Services segment were approximately 55% for the three months and year ended April 30, 2003 and 2002. Since this segment accounted for a larger portion of the overall revenues and related costs, the combined margins were better than those that were reported for the fiscal 2002 comparable periods.

          Selling, general and administrative expenses decreased by approximately $100,000 or 3% to $4.0 million for the three months ended April 30, 2003, and increased by approximately $577,000 or 4% to $15.3 million for the fiscal year ended April 30, 2003 versus the comparable periods in fiscal 2002. The annual increase was primarily due to the Company's continued investment in its software products, which was an integral component of the Company's growth strategy. Research and development costs of approximately $1.6 million and $5.7 million were included in selling, general and administrative expense for the three months and year ended April 30, 2003, respectively as compared to $900,000 and $4.7 million for the three months and year ended April 30, 2002. These increases were primarily due to increased development activities associated with the MVP Tax and Internet products and the increased utilization of outsourced third-party developers in fiscal 2003 versus fiscal 2002. The Company also incurred approximately $368,000 of bad debt expense during fiscal 2003 primarily to reserve for the remaining East Coast exposure associated with the Appraisal Services segment. These increases were offset by the discontinuance of goodwill amortization expenses due to the implementation of SFAS No.

142. This expense was included in selling, general and administrative expense for fiscal 2002. The effect of discontinuing the amortization of goodwill also benefited net income for the three months ended April 30, 2003, by approximately $163,000 or $.04 per diluted share and net income for fiscal 2003 by $603,000 or $.16 per diluted share.

          As a result of the factors noted above, the Company reported substantial improvements in its operating income for the three months and year ended April 30, 2003. Operating income increased by approximately $390,000 to $737,000 for the three months and $1.5 million to $2.1 million for the fiscal year ended April 30, 2003.

          Net other income for the three months and year ended April 30, 2003, increased by approximately $52,000 and $172,500 over the comparable fiscal 2002 amounts to approximately $86,000 and $227,000, respectively. The improvement in net other income for both the three months and year ended April 30, 2003, was due to increased interest income associated with the Company's growing cash balances as well as rental income generated from leasing back half of the building acquired during fiscal 2003 in Portage, Michigan to the prior owner.

          The Company's provision for federal income taxes generally fluctuates with the level of pretax income. The effective tax rates for the three months and year ended April 30, 2003 were approximately equal to the statutory rate, which was 34%. The fiscal 2003 effective rate was substantially lower than the fiscal 2002 rate because of the implementation of SFAS No. 142. SFAS No. 142 eliminated goodwill amortization expense, which was primarily non-deductible for tax purposes. See Note 5 of the Notes to Consolidated Financial Statements for further details.

          Net income was approximately $544,000 or $.13 per diluted share for the three months ended April 30, 2003, versus net income of approximately $151,000 or $.04 per diluted share for the three months ended April 30, 2002. Net income for fiscal 2003 was $1.5 million or $.38 per diluted share compared to net income of approximately $0.2 million or $.06 per diluted share for fiscal 2002.

          Diluted weighted average outstanding common shares increased by 295,000 shares for the three months and 171,000 shares for the year ended April 30, 2003, versus the comparable fiscal 2002 periods. These increases were due to the issuance of stock associated with the Company's Employee Stock Purchase Plan, the issuance of stock associated with the Proval merger and the inclusion of additional shares within the diluted weighted average base as fewer options were under water than in the comparable periods in fiscal 2002. These increases were partially offset by the repurchase of 51,200 shares of common stock by the Company during fiscal 2003 in accordance with its previously announced repurchase program.

Quarterly Results

The following table sets forth selected unaudited quarterly financial data for the last eight quarters:

	Fiscal 2004				Fiscal 2003

For the quarter ended:	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002

Net revenues	$11,309,419	$9,050,583	$8,997,696	$9,097,598	$10,539,847	$10,651,167	$9,698,714	$9,497,537

Gross profit	6,037,834	4,216,925	3,870,923	3,623,858	4,724,596	4,518,514	4,165,697	3,960,719

Income from operations	1,585,870	758,684	174,409	275,836	737,390	597,505	358,371	369,847

Net income	988,972	800,873	158,852	2,637,008	543,594	425,028	269,636	272,064

Basic earnings per share	..24	..20	..04	..68	..14	..11	..07	..07

Diluted earnings per share	..23	..18	..04	..63	..13	..11	..07	..07

At quarter end:

Cash and short- term investments	10,125,370	9,467,203	9,037,809	10,121,751	10,349,165	8,036,107	8,020,289	7,332,925

Total assets	32,882,639	34,000,173	30,098,755	32,539,967	31,330,567	31,500,838	28,637,310	28,288,132

Shareholders' equity	20,295,953	18,986,131	17,939,255	17,771,081	15,050,582	13,620,241	13,172,256	12,815,873

Book value per share	$4.75	$4.48	$4.27	$4.29	$3.64	$3.40	$3.28	$3.20

Financial Condition and Liquidity

          Working capital of $10.2 million at April 30, 2004, has increased by 97% compared to the $5.2 million that was reported at April 30, 2003. These levels reflect current ratios of 1.84 and 1.32, respectively. The improvement in both working capital and the current ratio is primarily due to the proceeds resulting from the sale of the Financial Product line and the execution and related recognition of deferred revenue associated with the Company's backlog, particularly in the Florida market during fiscal 2004.

          Shareholders' equity at April 30, 2004, increased by $5.2 million to $20.3 million from the balance reported at April 30, 2003. This was due to $4.6 million of net income, $398,000 of employee stock purchases, as well as the associated tax benefit from option exercises, and $379,000 of deferred compensation expense. These increases were offset by $118,000 of Company stock repurchases. As a result, book value per share increased to $4.75 as of April 30, 2004, from $3.64 at April 30, 2003. Book value per share was calculated by dividing total shareholders' equity by the sum of total shares outstanding and total shares pending issuance at the respective year ends.

          The nature of the Company's business is generally not property or equipment intensive. Net capital expenditures declined by approximately $782,000 to approximately $709,000 for the year ended April 30, 2004, in comparison to $1.5 million of capital expenditures for the year ended April 30, 2003. The prior year amount included a non-recurring expenditure associated with the acquisition of a 25,000 square foot building that adjoins the Company's current corporate facility in Portage, Michigan. The Company paid $610,000 in cash for the building in addition to $28,000 for related improvements. The Company is leasing back approximately 50% of this additional space to the prior owner for 10 years and plans to use 7,500 square feet of the space for growth. The remaining 5,000 square feet is available for rent until it is needed by the Company. Prior year expenditures also included approximately $200,000 for renovations, furniture and fixtures associated with the relocation of the Company's Canton, Springfield and Dayton, Ohio offices, and the expansion of the Tampa, Florida office. The Company's Dayton and Springfield offices were consolidated into one new office in Beavercreek, Ohio. The remaining fiscal 2003 expenditures, as well as the fiscal 2004 expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

          The Company continues to invest significantly in its products. The Company's research and development expenditures charged to expense were $1.2 million and $6.4 million for the fourth quarter and year ended April 30, 2004, compared to $1.0 million and $5.7 million for the respective prior year periods. These amounts include the annual amortization expense associated with software capitalized in prior periods. In addition, the Company capitalized approximately $461,000 and $1.6 million of development cost for the fourth quarter and year ended April 30, 2004, compared to $260,000 and $1.3 million for the respective prior year comparable periods.

          Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25%, up to a maximum of $6.0 million. Borrowings under this agreement are contingent on meeting certain funded debt to EBITDA levels. As of April 30, 2004, the Company was eligible for the full $6 million, but had no borrowings outstanding under its line of credit. The Company anticipates that the line of credit, together with existing cash and short-term investments of approximately $10.1 million, and cash generated from future operations, will be sufficient for the Company to meet its working capital requirements for the foreseeable future.

          On October 13, 2003, the Board of Directors authorized the Company to repurchase up to $500,000 of its common stock over the next 12 months. This was essentially a renewal of the expired one-year repurchase program, which had been approved on October 10, 2002. The Company has not repurchased any shares under the 2003 program as of the date of this report. Since October 10, 2002, the Company repurchased a total of 59,450 shares of common stock for approximately $371,000 under the 2002 program.

          The Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") effective January 1, 2002, for certain executive officers and employees of the Company. Under this nonqualified Plan, the Company is obligated to contribute 5% of a participants annual cash compensation to a Rabbi trust on behalf of the participants for a period of ten years. This is a fully funded play whereby each annual contribution vests evenly over a three-year period. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2004 and 2003 was approximately $36,000 and $25,000, respectively. As of April 30, 2004 and 2003, the total value of vested participant contributions was approximately $61,000 and $25,000, respectively.

          The following table lists the Company's significant contractual obligations as of April 30, 2004:

The Company has the following payments under contractual obligations due by period:
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating leases	$2,374,000	$767,000	$1,280,000	$327,000	$--

Total	$2,374,000	$767,000	$1,280,000	$327,000	$--

(1) The operating leases reported in this table are also reported in the immediately following section entitled "Off-Balance Sheet Arrangements."

Off-Balance Sheet Arrangements

          The Company has no significant off balance sheet transactions other than operating leases for real estate. It also is not the Company's policy to issue guarantees to third parties. The Company's future contractual obligations for operating leases with initial terms greater than one year are summarized as follows for the next five fiscal years ended April 30:

2005	2006	2007	2008	2009

$767,000	$712,000	$568,000	$327,000	$--

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

•

Changes in the financial markets, the economy, governmental spending and the demand for software and related services and products resulting from recent events relating to the terrorist attacks on September 11, 2001, other terrorist activities, the continuing war on terrorism, and the ongoing war in Iraq, that have created significant global economic and political uncertainties.

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

          The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of April 30, 2004, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Item 9A.	Controls and Procedures.

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as currently defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. They have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in its filings with the Securities and Exchange Commission would be timely communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of three Board members who are independent under applicable regulations of the SEC and the National Association of Securities Dealers. The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that Mr. W. Scott Baker is an audit committee financial expert as defined by the SEC.

          The Company has adopted an Accounting and Finance Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Accounting and Finance Code of Ethics is available on the Company's website,

http://www.manatron.com. Any waiver from or amendment to the Accounting and Finance Code of Ethics will be disclosed on the Company's website.

          The information regarding directors of the Company contained under the caption "Board of Directors" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 14, 2004, is incorporated herein by reference.

          The information regarding directors and executive officers of the Company under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 14, 2004, is incorporated herein by reference. Additional information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

          The Company has adopted a new policy by which shareholders can communicate with Board members. Shareholders may communicate with the Board by writing to the Board members care of the Company's Corporate Secretary at: ATTN: Jane M. Rix - Confidential, Manatron, Inc., 510 E. Milham Avenue, Portage, Michigan 49002. The Corporate Secretary will review any shareholder communications and, if appropriate, forward them as directed.

Item 11.	Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 14, 2004, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The information contained under the captions "Voting Securities," "Ownership of Common Stock," and "Equity Compensation Plan Information" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 14, 2004, is incorporated herein by reference.

Equity Compensation Plan Information

          The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of April 30, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans Approved by shareholders(1)	676,850	$4.74	209,000

Equity compensation plans not Approved by shareholders(2)	--	Not applicable	72,900

Total	676,850	$4.74	281,900

(1)

Consists of the Manatron, Inc. Restricted Stock Plan of 1987, the Manatron, Inc. Restricted Stock Plan of 1998, the Manatron Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan, the Manatron Inc. 1995 Long-Term Incentive Plan, the Manatron, Inc. Stock Incentive Plan, the Manatron, Inc. Executive Stock Plan of 2000 and the Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.

(2)

Consists of the Manatron, Inc. Restricted Stock Plan of 2000. This plan provides for the grant of restricted stock to certain employees, including software development and other technical-related employees. Directors and officers are not eligible to participate. The Stock Option Committee has the power to select the participants to participate in the plan and sets the terms and conditions of the plan, based upon the recommendations of the Company's Chief Executive Officer. The terms and conditions of awards may vary among participants. No payment is required from a participant for an award of restricted stock. If a participant is no longer an employee of the Company or a subsidiary for any reason other than death, total disability or any other reason determined by the Stock Option Committee, any shares of restricted stock not vested and still subject to restrictions on the date of termination are forfeited and must be returned to the Company. Unless the Stock Option Committee otherwise consents or unless the terms of the restricted stock agreement provide otherwise, shares of restricted stock may not be sold, transferred or otherwise disposed of by a participant while they are still restricted ("Restricted Period") other than to the Company or by will or the laws of descent and distribution. The participants may not resell or redistribute the restricted stock after the Restricted Period except upon such conditions as the Company reasonably may specify to ensure compliance with federal and state securities laws.

Item 13.	Certain Relationships and Related Transactions.

          The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 14, 2004, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 14, 2004, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 15(a)(1). List of Financial Statements. The following report, Consolidated Financial Statements of the Company and notes thereto are filed as a part of this report:

•	Reports of Ernst & Young LLP, Independent Auditors, dated June 25, 2004

•	Consolidated Balance Sheets as of April 30, 2004 and April 30, 2003

•	Consolidated Statements of Operations for the years ended April 30, 2004, 2003 and 2002

•	Consolidated Statements of Shareholders' Equity for the years ended April 30, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

Item 15(a)(2). Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

Item 15(a)(3). List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

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

10.9

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 9, 2003, and incorporated herein by reference.

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

10.12	Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996, as amended May 1, 1998.*

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

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon request to Jane M. Rix, 510 East Milham Road, Portage, Michigan 49002.

Item 15(b)	Reports on Form 8-K.

          The Company filed the following Current Report on Form 8-K during the fiscal quarter ended April 30, 2004:

Date of Report	Filing Date	Item(s) Reported

March 15, 2004	March 15, 2004

This Form 8-K reported under Items 7 and 12 the Company's issuance of a press release that announced the Company's financial results for the third quarter and first nine months of fiscal year April 30, 2004, and included condensed income statements for the three-month and nine-month periods ended January 31, 2004 and 2003.

This Form 8-K dated March 15, 2004 was "furnished" but not "filed" with the Securities and Exchange Commission.

April 28, 2004	April 28, 2004

This Form 8-K reported under Items 7 and 12 the Company's issuance of a press release that announced the temporary suspension of trading under the Company's employee benefit plans pursuant to Regulation BTR.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANATRON, INC.

Dated: July 23, 2004	By:	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul R. Sylvester	Date: July 23, 2004
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

/s/ Krista L. Inosencio	Date: July 23, 2004
Krista L. Inosencio Chief Financial Officer (Principal Financial and Accounting Officer)

*	Date: July 23, 2004
Randall L. Peat Chairman of the Board

*	Date: July 23, 2004
Richard J. Holloman Director

*	Date: July 23, 2004
Stephen C. Waterbury Director

	*	Date: July 23, 2004
Harry C. Vorys Director

	*	Date: July 23, 2004
Gene Bledsoe Director

	*	Date: July 23, 2004
W. Scott Baker Director

*By:	/s/ Paul R. Sylvester	Date: July 23, 2004
Paul R. Sylvester Attorney-in-Fact

APPENDIX A

MANATRON, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Manatron, Inc.:

We have audited the accompanying consolidated balance sheets of Manatron, Inc. and subsidiary as of April 30, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manatron, Inc. and subsidiary at April 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years ended April 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
June 25, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of Manatron, Inc.:

We have audited the consolidated financial statements of Manatron, Inc. and subsidiary as of April 30, 2004 and 2003, and for each of the three years in the period ended April 30, 2004, and have issued our report thereon dated June 25, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
June 25, 2004

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

ASSETS	2004	2003

CURRENT ASSETS:
Cash and equivalents	$8,775,370	$9,349,165
Short-term investments	1,350,000	1,000,000
Accounts receivable less allowances of
$747,000 and $1,320,000 at April 30,
2004 and 2003, respectively	5,993,630	6,120,880
Federal income tax receivable	888,943	--
Revenues earned in excess of billings and
retainages on long-term contracts	2,001,683	1,130,447
Unbilled retainages on long-term contracts	852,275	546,893
Notes receivable	1,065,943	1,085,694
Inventories	196,960	276,590
Deferred tax assets	1,011,000	1,551,512
Other current assets	369,125	283,999
Total current assets	22,504,929	21,345,180

NET PROPERTY AND EQUIPMENT	2,937,837	3,060,408

OTHER ASSETS:
Notes receivable, less current portions	178,052	242,003
Computer software development costs,
net of accumulated amortization	2,202,034	1,745,955
Goodwill	4,886,676	4,886,676
Other, net	173,111	50,345
Total other assets	7,439,873	6,924,979

	$32,882,639	$31,330,567

LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003

CURRENT LIABILITIES:
Accounts payable	$778,630	$835,688
Billings in excess of revenues earned
on long-term contracts	1,738,464	3,086,372
Billings for future services	7,019,186	8,329,056
Accrued liabilities:
Payroll and employee benefits	2,008,080	2,639,548
Income taxes	225,839	615,123
Other	473,487	624,198
Total current liabilities	12,243,686	16,129,985

DEFERRED INCOME TAXES	343,000	150,000

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares
authorized, none issued	--	--
Common stock, no par value, 7,500,000 shares
authorized, 4,274,310 and 3,997,354 shares
issued and outstanding at April 30, 2004	12,978,551	11,130,096
Common stock pending issuance, 133,000
shares at April 30, 2003	--	924,350
Retained earnings	8,455,323	3,869,618
Deferred compensation	(1,137,921)	(873,482)
Total shareholders' equity	20,295,953	15,050,582

	$32,882,639	$31,330,567

The accompanying notes are an integral part of these consolidated balance sheets.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,

	2004	2003	2002
NET REVENUES:

Software licenses	$5,429,175	$5,272,552	$5,655,452
Professional and mass appraisal services	31,413,303	32,546,884	32,841,111
Hardware and supply sales	1,612,818	2,567,829	2,635,155

Total net revenues	38,455,296	40,387,265	41,131,718

COST OF REVENUES:

Software licenses	1,593,985	1,550,409	1,378,546
Professional and mass appraisal services	17,844,704	19,600,123	22,387,209
Hardware and supply sales	1,267,067	1,867,207	2,033,280

Total cost of revenues	20,705,756	23,017,739	25,799,035

Gross profit	17,749,540	17,369,526	15,332,683

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,954,741	15,306,413	14,729,624

Income from operations	2,794,799	2,063,113	603,059

GAIN ON SALE (SEE NOTE 9)	3,962,148	--	--

OTHER INCOME, NET	260,758	227,209	54,655

Income before provision for income taxes	7,017,705	2,290,322	657,714

PROVISION FOR INCOME TAXES	2,432,000	780,000	430,000

NET INCOME	$4,585,705	$1,510,322	$227,714

BASIC EARNINGS PER SHARE	$1.15	$.40	$.06

DILUTED EARNINGS PER SHARE	$1.06	$.38	$.06

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2004, 2003 AND 2002

	Common Stock	Common Stock Pending Issuance	Retained Earnings	Deferred Compensation	Total Shareholders' Equity

BALANCE AT APRIL 30, 2001	$10,495,883	$--	$2,131,582	$(1,486,943)	$11,140,522
Net income	--	--	227,714	--	227,714
Issuance of 39,955 shares under
employee stock plans and tax
benefit from stock option exercises	133,380	--	--	(32,525)	100,855
Amortization of deferred compensation	--	--	--	325,338	325,338
Issuance of 39,224 shares to the
Company 401(k) plan	150,621	--	--	--	150,621
Issuance of 32,275 shares related
to ProVal acquisition	101,666	--	--	--	101,666
Pending issuance of 93,903 shares related to ProVal acquisition	--	376,550	--	--	376,550

BALANCE AT APRIL 30, 2002	10,881,550	376,550	2,359,296	(1,194,130)	12,423,266
Net income	--	--	1,510,322	--	1,510,322
Repurchase of 51,200 shares
by the Company	(292,120)	--	--	--	(292,120)
Issuance of 52,688 shares under
employee stock plans and tax
benefit from stock option exercises	164,116	--	--	22,069	186,185
Amortization of deferred compensation	--	--	--	298,579	298,579
Issuance of 93,903 shares related
to ProVal acquisition	376,550	(376,550)	--	--	--
Pending issuance of 133,000 shares related to ProVal acquisition	--	924,350	--	--	924,350

BALANCE AT APRIL 30, 2003	11,130,096	924,350	3,869,618	(873,482)	15,050,582
Net income	--	--	4,585,705	--	4,585,705
Repurchase of 17,450 shares by the Company	(118,146)	--	--	--	(118,146)
Issuance of 76,806 shares under employee stock plans and tax benefit from stock option exercises	1,042,251	--	--	(643,791)	398,460
Amortization of deferred compensation	--	--	--	379,352	379,352
Issuance of 133,000 shares related to ProVal acquisition	924,350	(924,350)	--	--	--
BALANCE AT APRIL 30, 2004	$12,978,551	$--	$8,455,323	$(1,137,921)	$20,295,953

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,585,705	$1,510,322	$227,714
Adjustments to reconcile net income to net cash and equivalents provided by (used for) operating activities:
Gain on sale of Financial Product line (see Note 9)	(3,962,148)	--	--
Loss on sale of assets	--	33,773	28,011
Amortization expense	1,159,079	872,382	1,460,918
Depreciation expense	796,699	853,310	816,806
Deferred income tax expense	733,512	247,488	(226,000)
Amortization of deferred compensation	379,352	298,579	325,338
Issuance of shares to the 401(k) plan	--	--	150,621
Decrease (increase) in current assets:
Accounts and notes receivable	122,001	2,052,728	547,410
Federal income tax receivable	(888,943)	--	935,000
Revenues earned in excess of billings and retainages
and unbilled retainages on long-term contracts	(1,176,618)	759,750	1,533,787
Inventories	79,630	105,136	(135,731)
Other current assets	(102,238)	51,496	(119,039)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(1,228,521)	(468,116)	1,133,876
Billings in excess of revenues earned on
long-term contracts	(1,347,908)	851,725	915,241
Billings for future services	(748,715)	318,370	2,262,554
Tax benefit from stock option exercises	21,745	8,638	9,022

Net cash and equivalents provided by (used for)
operating activities	(1,577,368)	7,495,581	9,865,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Financial Product line (see Note 9)	$3,451,491	--	--
Proceeds from sale of property and equipment	26,043	11,509	12,000
Purchase of short-term investments	(1,350,000)	(1,000,000)	--
Maturity of short-term investments	1,000,000	--	--
Decrease in long-term notes receivable	63,951	171,699	266,320
Additions to property and equipment	(709,370)	(1,491,756)	(621,262)
Computer software development costs	(1,615,158)	(1,332,587)	(1,141,934)
Decrease (increase) in other assets	(122,766)	(38,892)	39,145

Net cash and equivalents provided by (used for) investing activities	744,191	(3,680,027)	(1,445,731)

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,
(Continued)

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	$377,528	$177,547	$91,833
Repurchases of common stock	(118,146)	(292,120)	--
Repayment of notes payable	--	--	(1,000,000)
Net reduction in line of credit	--	--	(2,564,286)

Net cash and equivalents provided by (used for) financing activities	259,382	(114,573)	(3,472,453)

CASH AND EQUIVALENTS:
Increase (decrease)	$(573,795)	$3,700,981	$4,947,344
Balance at beginning of year	9,349,165	5,648,184	700,840

Balance at end of year	$8,775,370	$9,349,165	$5,648,184

Supplemental disclosures of cash flow information

Interest paid on debt	$--	$--	$69,000

Income taxes paid	$2,925,300	$1,110,000	$206,000

ProVal contingent shares	$--	$924,000	$478,000

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

          Principles of Consolidation

          The Company's wholly-owned subsidiary, Manatron ProVal Corporation, was merged into Manatron, Inc., effective December 31, 2003, to simplify the Company's organizational structure. Therefore, Manatron, Inc. no longer has any subsidiaries. References to the subsidiary in the consolidated financial statements are however still applicable, as the prior year financial statements and a portion of the current year financial statements contain Manatron ProVal Corporation. All significant inter-company accounts and transactions have been eliminated for these periods.

          Revenue Recognition

          The Company's Software Systems and Services segment enters into contracts with customers to sell application software; third party software; hardware; services, such as installation, training, project management and conversion; and post-contract support and maintenance ("PCS"). The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total contract amount among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a contract, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered element based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

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

          For contracts that include customization or modification of the software, or where software services are otherwise considered essential; or for mass appraisal projects, revenue is recognized using contract accounting. Revenue from these contracts is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred for software contracts and units completed for appraisal contracts. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2004 and 2003, the reserves for contract losses, as well as billed retainages outstanding, associated with revenue that has been recognized, were not significant. The Company reports revenues earned in excess of billings and retainages and billings in excess of revenues earned for contracts in process at the end of each reporting period in the accompanying consolidated balance sheets.

          Reserves for doubtful accounts receivable and reserves for revenues in excess of billings and unbilled retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return. As of April 30, 2004 and 2003, the reserve for returns was not significant.

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

          Cash and Equivalents and Short-term Investments

          Cash and equivalents of $8,775,370 and $9,349,165 at April 30, 2004 and 2003, respectively, consist of money market funds and short-term time deposits with maturities of 90 days or less. Short-term investments of $1,350,000 and $1,000,000 at April 30, 2004 and 2003, respectively, consist of time deposits with a prominent financial institution, with maturities of greater than 90 days but less than one year.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Accounts Receivable Allowances

          Accounts receivable allowances are based on known customer exposures, historic experience and the specific identification of potentially uncollectible accounts. In addition to known or judgmental components a policy that consistently applies reserve rates based on the age of outstanding accounts receivable is followed. Actual collections may differ, requiring adjustments to the reserves. Individual accounts receivable balances are evaluated on a quarterly basis, and those balances considered to be uncollectible are charged to the allowance. Collections of amounts previously written off are recorded as an increase to the allowance. Bad debt expense (recoveries) amounted to approximately ($313,000), $595,000 and $390,000 for fiscal 2004, 2003 and 2002, respectively.

          Inventories

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	2004	2003

Computer hardware and repair parts	$50,842	$103,197
Data processing supplies and purchased software products	146,118	173,393
	$196,960	$276,590

          Property and Equipment

          Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	2004	2003

Building and improvements	$2,008,582	$1,958,673
Furniture and fixtures	765,389	837,873
Equipment and software	5,725,522	6,020,060
Vehicles	183,832	149,792
	8,683,325	8,966,398
Less-Accumulated depreciation	(5,745,488)	(5,905,990)
	$2,937,837	$3,060,408

          Depreciation of property and equipment is computed over the estimated useful lives of the related assets using primarily the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are capitalized and depreciated over the life of the related lease or the estimated useful life, whichever is shorter. Maintenance and repair costs that do not add to the economic

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

useful lives of the related assets are expensed as incurred. Depreciation expense was approximately $797,000, $853,000 and $817,000 for the years ended April 30, 2004, 2003 and 2002, respectively.

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

Asset Description	Years

Building and improvements	5-20
Furniture and fixtures	4-7
Equipment and software	3-7
Vehicles	3

          Software Development Costs

          The Company's research and development expenditures relate primarily to computer systems design, development and testing. Software development costs included in expense in the accompanying statements of operations were approximately $6.4 million, $5.7 million and $4.7 million for 2004, 2003 and 2002, respectively. These amounts include the annual amortization expense associated with software capitalized in prior periods.

          The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized approximately $1,615,000, $1,333,000 and $1,142,000 of computer software development costs during fiscal 2004, 2003 and 2002, respectively.

          Amortization of software development costs is computed using the greater of the straight-line or unit cost method. While the product life-cycles historically have been in excess of ten years for local governments, the Company utilizes a three-year life due to the rapid pace at which technology has been changing. Accumulated amortization was approximately $8,732,000 and $7,573,000 as of April 30, 2004 and 2003, respectively. Amortization expense was approximately $1,159,000, $872,000 and $806,000, in fiscal 2004, 2003 and 2002, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.

          Business Reportable Segments

          Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), the Company has historically disclosed two reportable segments: Software Systems and Services and Appraisal Services. As noted during the Company's third quarter of fiscal 2004, due to internal reorganizations and the fact that Appraisal Services are tightly integrated with Software Systems and Services, the Company has concluded under the provisions of SFAS No. 131 that its entire operations now meet the definition of a single segment. All financial data that were disclosed separately by segment in previously filed reports, have been combined as one reportable segment for all periods covered by the Consolidated Financial Statements of the Company.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings Per Share

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and all potentially dilutive common shares. Potentially dilutive common shares include all shares that may become contractually issuable. For the Company, dilutive potential common shares primarily are comprised of shares issuable under employee stock plans and pending common stock issuances.

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	2004		2003		2002
Numerators:
Net income	$4,585,705		$1,510,322		$227,714
Denominators:
Denominator for basic earnings per share, weighted average outstanding common shares (4)	3,997,180		3,817,391		3,613,769
Potentially dilutive common shares	318,057	(1)	173,048	(2)	205,384	(3)
Denominator for diluted earnings per share	4,315,237		3,990,439		3,819,153
Earnings per share
Basic	$1.15		$.40		$.06
Diluted	$1.06		$.38		$.06

(1)

Options to purchase 25,000 shares of common stock at $8.11 per share were outstanding during the year ended April 30, 2004, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and would therefore have been antidilutive.

(2)

Options to purchase 308,352 shares of common stock at prices ranging from $5.125 to $7.00 per share were outstanding during the year ended April 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and would therefore have been antidilutive.

(3)

Options to purchase 453,952 shares of common stock at prices ranging from $3.88 to $7.00 per share were outstanding during the year ended April 30, 2002, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and would therefore have been antidilutive.

(4)	These amounts exclude unvested restricted stock, which amounted to 209,000, 174,725 and 213,500 shares for the periods ending April 30, 2004, 2003 and 2002, respectively.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock Based Compensation

          The Company accounts for stock based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on fair value at the measurement date, which is typically the grant date. Had compensation costs for these plans been recognized consistent with SFAS 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended April 30:

	2004	2003	2002

Net income as reported	$4,585,705	$1,510,322	$227,714
Compensation expense -
fair value method	(330,083)	(231,568)	(395,482)
Pro forma net income	$4,255,622	1,278,754	(167,768)

Basic EPS
As reported	$1.15	$.40	$.06
Pro forma	$1.06	$.33	$(.05)

Diluted EPS
As reported	$1.06	$.38	$.06
Pro forma	$1.00	$.33	$(.05)

The fair value of each option granted in fiscal 2004, 2003 and 2002 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2004	2003	2002

Risk Free Interest Rate	3.28%	3.7%	4.6%
Expected Life	4.8 years	4.3 years	4.4 years
Expected Volatility	68.55%	82.12%	89.16%
Expected Dividend Yield	--	--	--

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Fair Value of Financial Instruments

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 2004 and 2003, the fair value of the notes receivable approximated the carrying value.

          Reclassifications

          Certain reclassifications have been made to the prior year's statements to conform to the current year presentation.

          New Accounting Pronouncements

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46(R)). The new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns or both. The Company does not have any special purpose entities, as defined, nor has the Company acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. The implementation of Interpretation 46 (R) did not have a material effect on the consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)          GOODWILL AND OTHER INTANGIBLE ASSETS

          The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective May 1, 2002. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment at least annually or more frequently if indicators of impairment occur. The Company's performs its evaluation annually as of May 1st of each respective year. During fiscal 2003, the Company employed the services of an independent third party to assist in the step one evaluation of goodwill impairment as of May 1, 2002. Both the initial and annual tests in accordance with SFAS 142 indicated no impairment of goodwill at the step one level, therefore no additional step two testing has been required.

          The table below reconciles reported net earnings to adjusted net earnings for 2002 had the non-amortization provisions of SFAS No. 142 been applied to that year.

2002

Reported net income	$227,714
Add back: goodwill amortization, net of tax	603,396
Adjusted net income	$831,110

Reported basic earnings per share	$.06
Goodwill amortization	.16
Adjusted basic earnings per share	$.22

Reported diluted earnings per share	$.06
Goodwill amortization	.16
Adjusted diluted earnings per share	$.22

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)          LINE OF CREDIT FACILITY

          The Company currently has a secured line of credit agreement which provides for borrowings up to $6 million at the prime rate of interest less .25%. Borrowing limits under this agreement are contingent on meeting certain funded debt to EBITDA levels. As of April 30, 2004, the Company was eligible for the full $6 million of borrowings. As of April 30, 2004 and 2003, respectively, the Company had no borrowings outstanding under its line of credit. Due to the demand structure of this agreement, there are no covenant requirements.

(4)          RENTAL COMMITMENTS

          The Company leases the majority of its office and warehouse space under operating lease agreements with various terms through fiscal 2008. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $882,000, $867,000 and $917,000 for fiscal 2004, 2003 and 2002, respectively.

          Future minimum rental payments under non-cancelable operating leases at April 30, 2004, for the next five fiscal years are approximately as follows:

Fiscal Year	Amount

2005	$767,000
2006	712,000
2007	568,000
2008	327,000
2009	--

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          INCOME TAXES

          The provision for income taxes consists of the following:

	2004	2003	2002

Current	$1,698,000	$533,000	$656,000
Deferred	734,000	247,000	(226,000)
	$2,432,000	$780,000	$430,000

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision for federal income taxes as reflected in the accompanying consolidated statements of operations is as follows:

	2004	2003	2002

Computed tax expense using the 34% statutory rate	$2,386,000	$779,000	$224,000
Tax-exempt interest income	(13,000)	(13,000)	(15,000)
Non-deductible goodwill amortization	--	--	172,000
Non-deductible meals and entertainment	44,000	42,000	49,000
State taxes	14,000	--	--
Other, net	1,000	(28,000)	--
	$2,432,000	$780,000	$430,000

          The tax effect and type of significant temporary differences that gave rise to the deferred tax assets (liabilities) as of April 30, 2004 and 2003, are approximately as follows:

	2004	2003
Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$421,000	$740,000
Accrued liabilities not currently deductible	628,000	820,000
Software development costs expensed for tax purposes	(523,000)	(395,000)
Deferred compensation expense	155,000	125,000
Other	(13,000)	112,000

Net deferred tax asset	$668,000	$1,402,000

          The amount payable for income taxes is further impacted by the tax benefits associated with the disposition of stock under the stock plans described in Note 6. These amounts totaled approximately $22,000, $9,000 and $9,000 in fiscal 2004, 2003 and 2002, respectively.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS

          The Manatron, Inc. Employee Stock Purchase Plan of 2003 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 42, or 12%, of the Company's employees participated in the Purchase Plan during fiscal 2004. The purchase price for each share is equal to 85% of the market value on the day of the purchase. Shares are purchased on the last day of each calendar quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. A total of 75,000 shares were reserved for issuance under the Purchase Plan. During 2004, 2003 and 2002, employees purchased 9,644, 12,938 and 17,355 shares, respectively. The weighted average fair value of shares purchased was $6.48, $3.95 and $3.18 in 2004, 2003 and 2002, respectively. As of April 30, 2004, there were 65,356 shares of Company common stock available for purchase under the Purchase Plan. No amounts are charged to operations related to the Purchase Plan. Since the inception of the Company's first stock purchase plan in 1987 and through April 30, 2004, a total of 166,060 shares have been purchased under current and prior stock purchase plans by participants at prices ranging from $1.27 to $8.23 per share.

          The Company has three restricted stock plans that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees by offering them additional incentives to contribute to the long-term interests of the Company. Shares granted to employees typically vest over a three to five year period. The weighted average fair value of restricted stock granted in fiscal 2004, 2003 and 2002 was $7.49, $4.15 and $3.41 respectively. When shares are granted, the related expense is reflected as a deferred compensation component of shareholders' equity and is being amortized to expense over the applicable vesting periods. A short description of each restricted stock plan is as follows:

          The Manatron, Inc. Restricted Stock Plan of 1987 (the "1987 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 50,000 shares of common stock subject to certain restrictions. During fiscal 2003, 30,000 shares were granted under the 1987 Restricted Plan. No restricted shares were granted in fiscal 2004 or 2002 under this plan. As of April 30, 2004, 6,300 shares remain available for issuance under the 1987 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 1998 (the "1998 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. No shares were granted in fiscal 2004, 2003 or 2002 under the 1998 Restricted Plan. Forfeited shares resulting from terminated participants with unvested shares are available for reissuance. During fiscal 2002, 800 shares were forfeited under the 1998 Restricted Plan. There were no shares forfeited in fiscal 2004 or 2003. As of April 30, 2004, 2,600 shares of common stock are available for issuance under the 1998 Restricted Plan.

          The Manatron, Inc. Restricted Stock Plan of 2000 (the "2000 Restricted Plan") provides for a committee appointed by the Board of Directors to grant up to 100,000 shares of common stock. In fiscal 2004 and 2002, 17,000 and 11,500 shares, respectively, were issued under this plan. During fiscal 2003 no shares were granted under the 2000 Restricted Plan. Forfeited shares resulting from terminated participants with unvested shares are available for reissuance. During fiscal 2004 and 2003, 2,400 and 1,000 shares, respectively, were forfeited under the 2000 Restricted Plan. No restricted shares were

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

forfeited in fiscal 2002. As of April 30, 2004, 72,900 shares of common stock are available for issuance under the 2000 Restricted Plan.

          The Company has six additional Long-Term Incentive Plans, that allow for the issuance of stock options or a combination of both restricted stock and options. Stock options under these plans must be priced at 100% or greater of the fair market value of the common stock on the grant date. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of incentive stock options must be at least 110% of the fair market value of the shares on the grant date. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. The term of each option is determined by the Stock Option Committee, not to exceed ten years from the date of grant. If a participant ceases to be employed for any reason other than death, disability or termination for cause, the Participant may exercise any vested options within ninety days of the termination date. The vesting schedules of stock option and restricted stock issuances are at the discretion of the Stock Option committee, but typically vest over three to five years. A short description of all six of these plans, which have been approved by the shareholders, is as follows:

          The Manatron, Inc. 1989 Stock Option Plan authorized the issuance of 100,000 stock options, based on approval by the Stock Option Committee. As of April 30, 2004, there were 39,656 options exercised and 65,150 options issued but not exercised. The 1989 Stock Option Plan expired on July 19, 1999, whereby no additional options may be issued from the 1989 Stock Option Plan; however, certain options outstanding may continue to be exercised until their term expires.

          The Manatron, Inc. 1994 Long-Term Incentive Plan authorized 250,000 shares of common stock to be available for issuance, of which up to 50,000 shares were available for restricted stock awards and the remaining were available for options, based on approval by the Stock Option Committee. As of April 30, 2004, there were 83,500 options issued but not exercised and 47,250 shares of restricted stock issued under this plan. This plan expired on November 22, 2003, whereby no additional options or restricted stock may be issued from the plan; however, certain options outstanding may continue to be exercised until their term expires.

          The Manatron, Inc. 1995 Long-Term Incentive Plan authorized 500,000 shares of common stock to be available for any form of Incentive Awards under the plan, including both options and restricted stock based on approval by the Stock Option Committee. As of April 30, 2004, there were 18,000 options available for issuance and 170,500 options issued but not exercised. No restricted stock has been issued under this plan.

          The Manatron, Inc. Stock Incentive Plan of 1999 authorized 250,000 shares of common stock to be available in the form of Incentive Awards under the plan, including both stock options and restricted stock, based on approval by the stock option committee. As of April 30, 2004, there were 54,600 options available for issuance and 187,700 options issued but not exercised. No restricted stock has been issued under this plan.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          The Manatron, Inc. Executive Stock Plan of 2000 authorized 150,000 stock options and 150,000 shares of restricted stock to be granted to certain executives based on approval by the Stock Option Committee. The options and restricted stock vest at a rate of ten percent per year unless the Company's stock trades at $20 per share, in which case the vesting accelerates. All of these options and restricted stock were granted to participants during fiscal 2001. Forfeited shares and options resulting from terminated participants with unvested shares are available for reissuance. In fiscal 2003, 17,500 shares of restricted stock and 25,000 options were forfeited under the Executive Stock Plan of 2000 and were available for reissuance. During fiscal 2004, 15,000 shares of the restricted stock that were forfeited were granted to another participant. As of April 30, 2004, there are 27,500 shares available for issuance and 125,000 options issued but not exercised under the Executive Stock Plan of 2000.

          The Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 authorizes 200,000 shares of common stock to be available in the form of stock options or restricted stock for directors, corporate, divisional, and Subsidiary officers and other key employees based on approval by the Stock Option Committee. As of April 30, 2004, there are 100,000 shares available for issuance and 45,000 options issued but not exercised under the Stock Option and Restricted Stock Plan of 2003. In addition, 55,000 shares of restricted stock were issued under this plan during fiscal 2004.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the status of the Company's Option Plans at April 30, 2004, 2003 and 2002 and changes during the years then ended is presented in the table below.

	2004			2003
	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	697,552	$4.85	$1.5625 - $7.00	723,054	$4.42	$1.5625 - $7.00

Granted	45,000	$7.73	$7.25 - $8.11	57,000	$4.66	$4.01 - $6.15

Exercised	(58,702)	$4.12	$1.625 - $7.00	(15,000)	$2.98	$1.625 - $5.375

Forfeited	--	--	--	(67,400)	$5.64	$3.03 - $7.00

Expired	(7,000)	$6.14	$4.625 - $6.75	(102)	$3.13	$3.125

Outstanding at end of year	676,850	$4.74	$1.5625 - $8.11	697,552	$4.85	$1.5625 - $7.00

Exercisable at end of year	535,850	$4.38		518,652	$4.17

Weighted average of fair value of options granted during the year		$4.52			$2.96

	2002
	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	664,041	$4.73	$1.5625 - $7.00

Granted	116,900	$3.43	$3.00 - $3.99

Exercised	(25,600)	$1.625	$1.625

Forfeited	(26,500)	$6.23	$1.875 - $6.75

Expired	(5,787)	$3.25	$3.25

Outstanding at end of year	723,054	$4.42	$1.5625 - $7.00

Exercisable at end of year	501,404	$4.11

Weighted average of fair value of options granted during the year		$2.36

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          For various price ranges, information for options outstanding and exercisable for the Option Plans at April 30, 2004 was as follows:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.56 - $2.50	148,500	2.18	$1.71	148,500	$1.71

$2.51 - $4.00	115,950	6.85	$3.44	107,550	$3.39

$4.01 - $5.25	90,900	6.47	$4.44	63,300	$4.57

$5.26 - $8.11	321,500	6.41	$6.70	216,500	$6.66

(7)          EMPLOYEE BENEFIT PLANS

          The Company has an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. Company contributions to the profit sharing plan, which are subject to the discretion of the Board of Directors, were essentially discontinued when the ESOP component of the plan was added in 1995. Accordingly, no profit sharing contributions were approved for the years ended April 30, 2004, 2003 and 2002.

          The Board of Directors approved an additional discretionary contribution of approximately $50,000 of Company common stock to the ESOP for each of the fiscal years ended April 30, 2004, 2003 and 2002. These contributions are allocated to the plan's participants based on each participant's compensation for the plan year in proportion to the total compensation paid to all eligible participants for the plan year. The fiscal 2003 and 2002 amounts were used to purchase 8,460 and 12,500 shares, respectively, of Manatron common stock that were allocated to ESOP participants at December 31, 2003 and 2002. The fiscal 2004 amount will be used to purchase shares that will be allocated to ESOP participants on December 31, 2004. As of April 30, 2004, there were 175,369 shares of the Company's stock held within the ESOP plan.

          The Company's 401(k) plan allows eligible employees to contribute to the plan on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay in a calendar year. Company matching contributions charged to expense for the fiscal years ended April 30, 2004, 2003 and 2002, were approximately $158,000, $150,000 and $151,000, respectively. In fiscal 2002, the matching contribution was made in the form of Company common stock.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)          EMPLOYEE BENEFIT PLANS (Continued)

          The Company is self-insured for all employees' medical expenses incurred to a level of $60,000 per individual per year. Employees' medical expenses incurred beyond the $60,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

          The Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") effective January 1, 2002, for certain executive officers and employees of the Company. Under this nonqualified Plan, the Company is obligated to contribute 5% of a participants annual cash compensation to a Rabbi trust on behalf of the participants for a period of ten years. Each annual contribution vests evenly over a three year period. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2004 and 2003 was approximately $36,000 and $25,000, respectively.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8)          SHAREHOLDER RIGHTS PLAN (Continued)

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement") were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an acquiring person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 2004, no rights have become exercisable.

(9)          SALE OF FINANCIAL PRODUCT LINE

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          CONTINGENT LIABILITIES AND GUARANTEES

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

          The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of April 30, 2004, the Company had approximately $19.4 million in outstanding performance bonds which are anticipated to expire within the next 24 months.

          The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

(11)          SUBSEQUENT EVENTS

          Effective May 31, 2004, the Company sold substantially all of the assets and certain liabilities related to the Company's Judicial product line to MAXIMUS for approximately $2.3 million. MAXIMUS also assumed the remaining obligations related to all of the product support agreements, many of which are pre-paid, resulting in a net increase in cash to Manatron of approximately $1.8 million. Software license fees, professional services and recurring support revenues from this product line currently represent approximately 4% of the Company's total revenue. The sale also included the assumption by MAXIMUS of the existing software support and other agreements related to this product line. MAXIMUS now owns all Gavel and WRITS products, including case management, court accounting, prosecution management, probation tracking, jury management, child support and related judicial software.

Schedule II - Valuation and Qualifying Accounts

Allowance for Losses - Accounts Receivable

	Fiscal Years Ended April 30,
	2004	2003	2002

Balance at beginning of year	$1,320,000	$1,430,000	$1,286,000

Additions charged to costs and expenses	121,000	368,000	217,000

Deductions for accounts charged off or recoveries	(694,000)	(478,000)	(73,000)

Balance at end of year	$747,000	$1,320,000	$1,430,000

EXHIBIT INDEX

Exhibit Number	Document

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

i

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

10.9

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 9, 2003, and incorporated herein by reference.

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

10.12	Employment Agreement between Manatron, Inc. and Paul R. Sylvester dated October 10, 1996, as amended May 1, 1998.*

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

23	Consent of Ernst & Young LLP.

ii

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

iii