Form 10-Q
period 2004-07-31
MANATRON INC
filed 2004-09-14
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

On September 14, 2004, there were 4,368,508 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC.
CONDENSED BALANCE SHEETS

	July 31, 2004	April 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$9,726,527	$8,775,370
Short-term investments	1,252,056	1,350,000
Accounts receivable, net	5,373,017	5,993,630
Federal income tax receivable	--	888,943
Revenues earned in excess of billings on long-term contracts	2,881,445	2,001,683
Unbilled retainages on long term contracts	927,673	852,275
Notes receivable	1,100,880	1,065,943
Inventories	124,135	196,960
Deferred tax assets	1,011,000	1,011,000
Other current assets	472,654	369,125

Total current assets	22,869,387	22,504,929

NET PROPERTY AND EQUIPMENT	2,899,618	2,937,837

OTHER ASSETS:
Notes receivable, less current portions	99,277	178,052
Computer software development costs, net of accumulated amortization	2,251,364	2,202,034
Goodwill	4,886,676	4,886,676
Other, net	110,435	173,111
Total other assets	7,347,752	7,439,873
Total assets	$33,116,757	$32,882,639

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,140,760	$778,630
Billings in excess of revenues earned on long-term contracts	1,618,727	1,738,464
Billings for future services	5,383,997	7,019,186
Accrued liabilities	3,073,538	2,707,406
Total current liabilities	11,217,022	12,243,686

DEFERRED INCOME TAXES	347,000	343,000

SHAREHOLDERS' EQUITY:
Common stock	13,059,695	12,978,551
Retained earnings	9,566,306	8,455,323
Deferred stock compensation	(1,073,266)	(1,137,921)
Total shareholders' equity	21,552,735	20,295,953
Total liabilities and shareholders' equity	$33,116,757	$32,882,639

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended July 31,
	2004	2003
NET REVENUES	$8,668,769	$9,097,598

COST OF REVENUES	5,263,922	5,473,740

Gross profit	3,404,847	3,623,858

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,936,379	3,348,022

Income (loss) from operations	(531,532)	275,836

GAIN ON SALE (SEE NOTE 4)	2,237,157	3,442,148

OTHER INCOME, NET	72,358	68,024

Income before provision for income taxes	1,777,983	3,786,008

PROVISION FOR INCOME TAXES	667,000	1,149,000

NET INCOME	$1,110,983	$2,637,008

BASIC EARNINGS PER SHARE	$.27	$.68

DILUTED EARNINGS PER SHARE	$.25	$.63

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,091,196	3,904,530

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,420,133	4,203,125

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,110,983	$2,637,008
Adjustments to reconcile net income to net cash
and equivalents provided by (used for) operating activities:
Gain on sale (see Note 4)	(2,237,157)	(3,442,148)
Deferred income taxes	4,000	(126,000)
Depreciation and amortization expense	544,480	474,688
Deferred stock compensation expense	67,805	41,615
Decrease (increase) in current assets
Accounts and notes receivables, net	560,676	(1,499,970)
Federal income tax receivable	888,943	--
Revenues earned in excess of billings and
retainages on long-term contracts	(955,160)	420,876
Inventories	72,825	10,820
Other current assets	(103,529)	42,123
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	728,262	163,620
Billings in excess of revenues earned on
long-term contracts	(119,737)	(440,940)
Billings for future services	(1,108,578)	(686,623)
Net cash and equivalents used for
operating activities	(546,187)	(2,404,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product lines (see Note 4)	1,748,887	2,931,491
Decrease (increase) in short-term investments	97,944	(1,000,000)
Net additions to property and equipment	(176,509)	(142,702)
Decrease (increase) in long-term receivables	78,775	(107,346)
Investments in computer software	(392,422)	(406,939)
Other, net	62,676	(138,861)
Net cash and equivalents provided by investing
activities	1,419,351	1,135,643

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	120,650	68,817
Repurchases of common stock	(42,657)	(26,943)

Net cash and equivalents provided by financing activities	77,993	41,874

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	951,157	(1,227,414)
Balance at beginning of period	8,775,370	9,349,165
Balance at end of period	$9,726,527	$8,121,751

Cash paid for interest on debt	$--	$--
Cash paid (refunded)for income taxes	$(836,000)	$411,200

See accompanying notes to condensed financial statements.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
_________________________

(1)          GENERAL INFORMATION

The condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. ("Manatron" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2004, as filed with the Securities and Exchange Commission on July 23, 2004.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of July 31, 2004 and April 30, 2004, (b) the results of its operations for the three months ended July 31, 2004 and 2003, and (c) the cash flows for the three months ended July 31, 2004 and 2003.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Billings for Future Services, as reflected in the accompanying balance sheets, includes PCS and other services that have been billed to the customer in advance of performance. It also includes customer deposits on new contracts and other progress billings for software and hardware that have not been completely installed.

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for appraisal service projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of July 31, 2004 and 2003, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were not material. The Company has reflected Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying balance sheets.

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

The Company's contracts do not typically contain a right of return. Accordingly, as of July 31, 2004 and 2003, the reserve for returns was not material.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

Notes Receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, as the contract terms are fixed and determinable and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's contracts with customers include lease terms which meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." However, the Company's leasing activities are not a material part of its business activities and, accordingly, are not broken out separately in the condensed financial statements.

(2)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on fair value at the measurement date, which is typically the grant date. Had compensation costs for these plans been recognized consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended July 31, 2004 and 2003:

	2004	2003

Net income as reported	$1,110,983	$2,637,008
Compensation expense	(42,414)	(41,267)
Pro forma net income	$1,068,569	$2,595,741

Basic EPS:	2004	2003
As reported	$.27	$.68
Pro forma	$.26	$.66

Diluted EPS:
As reported	$.25	$.63
Pro forma	$.24	$.63

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended July 31,
	2004	2003
Numerators:
Net income	$1,110,983	$2,637,008

Denominators: Denominator for basic earnings per share, weighted average outstanding common shares (1)	4,091,196	3,904,530

Potential dilutive shares (2)	328,937	298,595

Denominator for diluted earnings per share	4,420,133	4,203,125

Earnings Per Share:
Basic	$.27	$.68
Diluted	$.25	$.63

(1)	These amounts exclude unvested restricted stock, which amounted to 194,000 shares as of July 31, 2004 and 132,250 shares as of July 31, 2003.

(2)

All options outstanding have been included in the calculations for the three months ended July 31, 2004 and 2003, respectively, as the average market price of the common stock was greater than the exercise prices for all option issuances outstanding for both periods.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          SALE OF FINANCIAL AND JUDICIAL PRODUCT LINES

Effective May 31, 2004, the Company sold substantially all of the assets and transferred certain liabilities associated with the Company's Judicial product line to MAXIMUS for approximately $2.3 million. The Company received $1.8 million in cash and MAXIMUS assumed the liabilities for approximately $500,000 of existing software support contracts on May 31, 2004, which resulted in a gain of $2,237,157 that was recognized in the accompanying statement of income for the three months ended July 31, 2004.

Software license fees, professional services and recurring support revenues from this product line represented approximately 4% of the Company's total revenue. This divestiture included all of the Company's Gavel and WRITS products, including case management, court accounting, prosecution management, probation tracking, jury management, child support and related judicial software. The sale also included the assumption by MAXIMUS of the existing software support and other agreements related to this product line.

Effective May 29, 2003, the Company sold substantially all of the assets and transferred certain liabilities associated with the Company's Financial product line to N. Harris Computer Corporation ("Harris") for approximately $3.5 million. The Company received $3 million in cash and Harris assumed the liabilities for approximately $500,000 of existing software support contracts on May 29, 2003, which resulted in a gain of $3,442,148 that was recognized in the first quarter of fiscal 2004. On December 1, 2003, the Company received the remaining holdback of $520,000 in cash from Harris and recognized the corresponding gain in the third quarter of fiscal 2004.

Software license fees, professional services and recurring support revenues from this product line represented approximately 5% of the Company's total revenue. This divestiture included all of the Fund Accounting, Payroll, Utility Billing and related financial software that the Company had developed or acquired over the last fifteen years, including but not limited to the Open Windows series products, UB5, the ATEK legacy financial products, the Sabre legacy financial products and the SDS Administrator financial software. The sale also included the assumption by Harris of the existing software support and other agreements related to this product line.

(5)          CONTINGENT LIABILITIES AND GUARANTEES

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. The Company does not believe that the liabilities resulting from these proceedings, if any, would be material to the Company's financial position or results of operations.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(5)          CONTINGENT LIABILITIES AND GUARANTEES (Continued)

The Company provides to its customers a one-year warranty on its internally developed application software; however, warranty expenses are not and have not been significant.

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of July 31, 2004, the Company had approximately $19.4 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its results of operations and financial condition are based upon the Company's condensed financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to receivable allowances, long-term service contracts, intangible assets, contingencies and litigation. As these are condensed financial statements, reference should be made to the Company's Form 10-K Annual Report for the year ended April 30, 2004, for expanded information about these critical accounting policies and estimates.

Results of Operations

The Company's business is focused on providing software and services to enable local governments to completely, fairly and efficiently apply property taxes to its citizens. The Company's software manages the entire property life cycle, which includes deed recording, mapping, assessment, tax billing and collection, tax sales and e-government.

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

Total net revenues of $8.7 million for the three months ended July 31, 2004 decreased by approximately $429,000 or 4.7% in comparison to the $9.1 million of net revenues that were reported for the three months ended July 31, 2003. This decrease is primarily due to three factors:

First, the Company continued the execution of its long term strategy of focusing its investments and energy on its core tax and appraisal business, in lieu of the short term negative impact on revenues. Specifically, the Company completed the divestiture of its Judicial Product line effective May 31, 2004, which closely followed the divestiture of the Company's Financial Product line, which was effective May 29, 2003 (see Note 4). These divestitures have negatively impacted revenues for the three months ended July 31, 2004 by approximately $558,000. The prior year quarter included $808,000 of revenue associated with these product lines, while the current year quarter only included $250,000 of revenue. These transactions did however result in substantial one-time gains of $2.2 million and $3.4 million that were recognized during the three months ended July 31, 2004 and 2003, respectively, as noted in the accompanying statements of income.

Second, hardware and third party software sales of $206,000 for the three months ended July 31, 2004 were approximately $396,000 lower than the $603,000 of hardware and third party software sales recognized in the prior year first quarter. While the Company offers hardware and third party software to those clients seeking a total solution from one provider, this will continue to be less of a focus as it is more of a commodity item with low gross margins. In addition, the Company has been pursuing contracts with larger jurisdictions who typically have dedicated staff and other channels to handle their hardware, networking and database requirements.

Third, appraisal services revenues declined by approximately $162,000 to $2.0 million for the three months ended July 31, 2004, primarily because of the cyclical nature of this business in Ohio and other markets.

Software license fees and related service revenues increased by $313,000 to $1.9 million for the three months ended July 31, 2004 versus the prior year first quarter. While this was positive, these revenues were clearly below the Company's expectations. There were a number of reasons for this.

First, as noted in previous reports, these revenues can vary significantly from quarter to quarter or year to year, as they are primarily driven by the Company's backlog and the timing of the related software installation and implementation. For example, software license and related service revenues for the fourth quarter of the prior fiscal year were approximately $2.8 million higher than they were for the current year first quarter. Furthermore, many of the larger jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than a year to fully implement.

Second, the Company only recognized approximately $334,000 of software license and related service revenues in Ohio during the current quarter due to slower than anticipated rollout plans for the new Manatron Tax and CAMA software it has been developing for that state. As noted in previous reports, the Company had contracted with two of the largest counties in that state, Cuyahoga (Cleveland) and Hamilton (Cincinnati) for its new software. Both of these counties are live and have been using this software for over a year; however, they have consumed many of the Company's development and deployment resources devoted to Ohio. This has hampered the Company's ability to roll out additional counties. While Delaware County, which is just north of Columbus, has been successfully installed, there are five other counties who have signed contracts totaling $4.6 million who are waiting for the software. In addition, the Company has approximately 45 other counties in Ohio as clients who are using its legacy Tax and CAMA software that are prime targets for the new Manatron software. In May, the Company reorganized its Ohio operation and has been adding new personnel to address this issue. The Company expects to recognize approximately half of this backlog in fiscal 2005.

Finally, as noted in previous reports, the Company has been working as a subcontractor for Unisys for over a year to develop and implement a new Property Tax solution for the City of Baltimore. This is a multi-year project valued at approximately $5 million. The City identified a number of new requirements for the software just prior to the scheduled "go live" date in June, which has impacted the project. While the Company has been using the percentage of completion method to recognize revenue on this project, the "go live" date was a major milestone that would have triggered more revenue. The Company is currently working through change orders with

Unisys and the City, which will ultimately result in more revenue; however, it has not yet determined the impact or the timing for the new "go live" date.

No additional counties were planned for installation in Florida during the first quarter because of the continued execution of the contracts installed during the fourth quarter of fiscal 2004 . The Company did install its new Manatron Tax software and began the implementations in six counties in Florida during the fourth quarter after this software became available for general release in March of 2004. This resulted in approximately $1.4 million of revenues from license fees and related services for that quarter compared to only approximately $194,000 for the current fiscal year quarter. The tax cycle in Florida also has an impact upon the timing of implementations. Typically, every county is preoccupied in the summer and fall months with assessment roll conversions followed by tax bill printing and distribution. In addition, they have a national and a state election to address in November. The backlog for Florida is approximately $2.1 million at July 31, 2004 and does not include the DuVal County award noted below. Plans are in place to begin implementations for another six counties in Florida during fiscal 2005; however, most of this work will occur in the second half of the fiscal year.

Despite the lower revenue for the first quarter, a lot of interest is being expressed in the Company's new GRM product and strategy. Two counties in Idaho have recently signed contracts for the Company's new Manatron Tax software and a third is underway totaling approximately $1 million. All three counties are current users of Manatron CAMA along with 31 of the other 44 counties in that state. Idaho is a new state and target market for Manatron Tax. The Company has obtained approval from the State for other counties to order off the same RFP that was used for the initial counties, which should shorten the sales cycle. These implementations have just begun and are targeted to go live in late 2005 with the same GRM software the Company is deploying in Gwinnett County, Georgia and Kenai, Alaska.

The Company has also recently been awarded business from two significant jurisdictions. The City of Virginia Beach will be purchasing the Company's new GRM system for approximately $4.7 million over five years. This will be the first Manatron Tax account in Virginia and is also a new account for Manatron CAMA provided contract negotiations which are currently in process are successful. The Company currently has 15 cities and 16 counties in Virginia using Manatron CAMA, which will be natural sales opportunities for Manatron Tax. We expect to have a signed contract in the next few months and begin implementation in this fiscal year. However, most of this revenue will occur in fiscal 2006 and subsequent years.

In addition, Duval County, Florida, home to Jacksonville, recently awarded the Company a contract for Manatron Tax valued at $2.3 million over five years. This is another new account for the Company and will be the 28th county in Florida using Manatron Tax. Contract negotiations on this account are nearly complete and plans are being explored to install this software in the current fiscal year.

Cost of revenues decreased by 3.8% from $5.5 million to $5.3 million for the quarter ended July 31, 2004. Approximately $108,000 of this decrease is due to reduced salaries and benefits associated with those employees who left in connection with the Judicial and Financial Product line divestitures noted previously. Since these were both mature product lines, the majority of these employees performed support versus development activities. In addition, due to the reduction in hardware and third party software sales noted above, the related costs were approximately $304,000 lower than the prior year comparable quarter. These reductions were partially offset by an increase of approximately $90,000 related to additional project managers who have been hired in the last ten months to oversee many of the significant contracts recentlyawarded and currently underway. In addition, salaries and benefits for customer service personnel have increased by $135,000 over the prior year quarter, primarily due to annual raises.

Gross margins have decreased to 39% for the three months ended July 31, 2004 compared to 40% for the prior year first quarter. While these margins are fairly comparable, they are down substantially from the gross margins that were reported for the prior fiscal year and previous quarter. Gross margins for the fourth quarter and year ended April 30, 2004 were 53% and 46%, respectively. These fluctuations occur with changes in the mix and amount of revenue; as a large amount of the Company's cost of revenues are fixed. For example, revenues from software licenses and related services for the prior year fourth quarter were approximately $2.8 million higher than they were for the current year first quarter, while cost of revenues were essentially the same for both periods. Accordingly, to achieve its goal of higher gross margins and improved operating income, the Company is focused on increasing these revenues for the balance of fiscal 2005 and in the years ahead to further leverage its fixed costs.

Selling, general and administrative expenses have increased by approximately 18% to $3.9 million for the three months ended July 31, 2004; however, they are about $516,000 or 12% lower than the most recent quarter ended April 30, 2004. The increase over the prior year first quarter is directly related to the Company's continued investment in its sales, marketing and product development activities as discussed in prior filings. There were several new roles created during fiscal 2004 within these areas, which accounted for approximately $260,000 of salaries and benefits.

Sales and marketing expenditures have increased by approximately $85,000 over the prior year first quarter because the Company continued investing in its new branding strategy, which is primarily focused on positioning the Company as a single entity with national expertise in the GRM market. The first quarter also included additional costs for attendance and participation in the NACO (National Association of County Officials) and NACTFO (National Association of County Treasurers and Finance Officers) conferences in Phoenix, where the Company unveiled this new strategy. Included in this was the cost of new trade show booths, a new company logo and other materials, which the Company will be able to leverage in future periods. Finally, non-project related travel increased by approximately $87,000 primarily because of new sales opportunities outside of the Company's traditional markets.

As a result of the factors noted above, operating income for the three months ended July 31, 2004 decreased by approximately $808,000 from $276,000 to a loss of $532,000.

As more fully described in Note 4, the Company recorded non-recurring gains of $2.2 million and $3.4 million for the three months ended July 31, 2004 and 2003, respectively, on the sale of its Judicial and Financial product lines.

Net other income for the current quarter was comparable at $72,000 versus $68,000 for the three months ended July 31, 2003. This income consists of interest earned on the Company's cash balances, as well as rental income associated with leasing a portion of its corporate headquarters.

The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 38% for the quarter ended July 31, 2004 compared to 30% for the prior year first quarter. This increase is due to the inclusion of state tax expense for the current quarter within the income tax provision, which was not the case in the prior year first quarter. In addition, the prior year provision also included a non-recurring favorable adjustment related to the Company's deferred state tax assets, which lowered the effective tax rate. The Company anticipates the effective tax rate for fiscal 2005 to be in the range of 37% to 39%, inclusive of both federal and state income taxes.

Net income was $1.1 million or $0.25 per diluted share for the current year first quarter ended July 31, 2004, versus net income of $2.6 million or $0.63 per diluted share for the comparable prior year quarter. Approximately $1.4 million or $0.31 per diluted share for the quarter ended July 31, 2004 was attributable to the divestiture of the judicial product line described in Note 4. Approximately $2.3 million or $0.54 per diluted share of the net income for the prior year first quarter related to the gain on the sale of the financial product line described in Note 4. The net gains on the sales were calculated using an effective tax rate of 38% for fiscal 2005 and 34% for fiscal 2004.

Diluted weighted average outstanding common shares increased by approximately 217,000 shares for the quarter ended July 31, 2004 over the prior year first quarter. This increase was primarily due to the issuance of shares in connection with the Company's Stock Plans and the exercise of stock options during the last twelve months.

Financial Condition and Liquidity

At July 31, 2004, the Company had working capital of $11.7 million compared to $10.3 million at April 30, 2004. These levels reflect current ratios of 2.04 and 1.84, respectively. These improvements are primarily due to the proceeds resulting from the sale of the Judicial Product line (see Note 4).

Shareholders' equity at July 31, 2004 increased by $1.3 million to $21.6 million from the balance reported at April 30, 2004 as a result of $121,000 of employee stock purchases, $68,000 of deferred stock compensation expense and $1.1 million of net income for the three months ended July 31, 2004. These increases were offset by $43,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vestings. Book value per share has increased to $5.02 as of July 31, 2004 from $4.75 at April 30, 2004. Book value per share was calculated by dividing total shareholders' equity of $21.6 million by total shares outstanding of 4,297,886, at July 31, 2004.

Net capital expenditures increased by 24% to $177,000 for the three months ended July 31, 2004 versus $143,000 for the three months ended July 31, 2003. The current year increase relates primarily to the relocation of the Company's web farm from Dayton, Ohio to Tampa, Florida. This relocation will enable the use of state of the art facilities for the Company's web farm that offers significant improvements in physical security, uninterruptible and redundant power supplies and enhanced fire suppression. The remaining expenditures, as well as prior year expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM software suite, as well as its other software products. Total research and development costs included in expense were $1.8 million for the three months ended July 31, 2004 compared to $1.6 million for the three months ended July 31, 2003. These amounts include $343,000 and $279,000 of software amortization expense for the three months ended July 31, 2004 and 2003, respectively. Software amortization expense is included in cost of sales. In addition, the Company capitalized approximately $392,000 for the three months ended July 31, 2004 compared to $407,000 for the three months ended July 31, 2003.

The Company has applied for patents on its iFramework toolset, which provides a shared technical platform for all Manatron software in the GRM suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM system is currently being implemented in Gwinnett County, Georgia, Kenai, Alaska and the State of Idaho. The iFramework toolset will allow the software to be more easily modified to include additional states as the Company enters new markets. A successful delivery of this GRM software and concept starting with Gwinnett County, Georgia will allow the Company to leverage these significant investments across a broader base.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent upon meeting certain funded debt to EBITDA levels. As of July 31, 2004, the Company was eligible for the full $6 million of borrowings. As of July 31, 2004, the Company had no borrowings outstanding under its $6 million line of credit. The Company anticipates that its $6 million line of credit, together with existing cash and short-term investment balances of approximately $11 million, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

On October 13, 2003, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the next 12 months. This was essentially a renewal of the expired one-year repurchase program, which had been approved on October 10, 2002. The Company did not repurchase any shares during the quarter ended July 31, 2004 under this program nor have any stock repurchases been made under the 2003 program as of the date of this report. Between October 10, 2002 and October 13, 2003, the Company purchased a total of 59,450 shares of common stock for approximately $371,000 under the 2002 program.

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

	•	technologies when planned and any defects in products.

	•	The Company's ability to implement successfully its business strategy of developing and licensing client/server decision support applications software designed to address specific industry markets.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of July 31, 2004, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned 'Safe Harbor Statement' Under the Private Securities Litigation Reform Act of 1995" in Item 2 of this report for a discussion of the limitations on the registrant's responsibility for such statements.

Item 4.	Controls and Procedures.

As of July 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the first quarter of fiscal year 2005 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2004 to May 31, 2004	--	$--	--	--
June 1, 2004 to June 30, 2004	--	--	--	--
July 1, 2004 to July 31, 2004	5,234	8.15	--	--
Total	5,234	$8.15	--	--

1.	These shares are the result of stock repurchases associated with the sale of shares by executive officers to cover the tax implications of restricted stock vestings.

Item 6.	Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997, between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________

(b)          Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the quarter ended July 31, 2004:

Date of Report	Filing Date	Item(s) Reported

July 13, 2004	July 13, 2004

*This Form 8-K reported under Item 12 the Company's issuance of a press release announcing its fiscal 2004 year end results. Consolidated Condensed Statements of Income and Balance Sheet Highlights were included in this Form 8-K.

June 1, 2004	June 1, 2004	*This Form 8-K reported under Item 9 the Company's sale of its Judicial Product Line.

          *This Form 8-K is considered to have been "furnished" to but not "filed" with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: September 14, 2004	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: September 14, 2004	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

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