Form 10-Q
period 2004-10-31
MANATRON INC
filed 2004-12-13
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

On December 10, 2004, there were 4,378,998 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

Forward-Looking Statements

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

MANATRON, INC.
CONDENSED BALANCE SHEETS

	October 31, 2004	April 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$6,159,937	$8,775,370
Short-term investments	1,253,315	1,350,000
Accounts receivable, net	7,154,235	5,993,630
Federal income tax receivable	--	888,943
Revenues earned in excess of billings on long-term contracts	3,216,431	2,001,683
Unbilled retainages on long term contracts	1,108,635	852,275
Notes receivable	731,336	1,065,943
Inventories	195,220	196,960
Deferred tax assets	1,011,000	1,011,000
Other current assets	362,866	369,125

Total current assets	21,192,975	22,504,929

NET PROPERTY AND EQUIPMENT	2,881,608	2,937,837

OTHER ASSETS:
Notes receivable, less current portion	231,757	178,052
Computer software development costs, net of accumulated amortization	2,365,798	2,202,034
Goodwill	4,886,676	4,886,676
Other, net	124,549	173,111
Total other assets	7,608,780	7,439,873
Total assets	$31,683,363	$32,882,639

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$813,474	$778,630
Billings in excess of revenues earned on long-term contracts	1,596,620	1,738,464
Billings for future services	5,019,228	7,019,186
Accrued liabilities	2,194,175	2,707,406
Total current liabilities	9,623,497	12,243,686

DEFERRED INCOME TAXES	343,000	343,000

SHAREHOLDERS' EQUITY:
Common stock	13,657,639	12,978,551
Retained earnings	9,588,490	8,455,323
Deferred stock compensation	(1,532,472)	(1,137,921)
Comprehensive income	3,209	--
Total shareholders' equity	21,716,866	20,295,953
Total liabilities and shareholders' equity	$31,683,363	$32,882,639

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
NET REVENUES	$9,331,035	$8,997,696	$17,999,804	$18,095,294

COST OF REVENUES	5,426,510	5,126,773	10,690,432	10,600,513

Gross profit	3,904,525	3,870,923	7,309,372	7,494,781

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,922,879	3,696,514	7,859,258	7,044,536

Income (loss) from operations	(18,354)	174,409	(549,886)	450,245

GAIN ON SALE (SEE NOTE 4)	--	--	2,237,157	3,442,148

OTHER INCOME, NET	53,538	66,143	125,896	134,167

Income before provision for income taxes	35,184	240,552	1,813,167	4,026,560

PROVISION FOR INCOME TAXES	13,000	81,700	680,000	1,230,700

NET INCOME	$22,184	$158,852	$1,133,167	$2,795,860

BASIC EARNINGS PER SHARE	$.01	$.04	$.28	$.71

DILUTED EARNINGS PER SHARE	$.00	$.04	$.26	$.66

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,134,095	4,000,899	4,112,532	3,952,856

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,458,429	4,281,038	4,436,181	4,250,221

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,133,167	$2,795,860
Adjustments to reconcile net income to net cash
and equivalents provided by (used for) operating activities:
Gain on sale (see Note 4)	(2,237,157)	(3,442,148)
Deferred income taxes	--	(126,000)
Comprehensive income	3,209	--
Depreciation and amortization expense	1,087,686	960,821
Deferred stock compensation expense	158,379	114,044
Decrease (increase) in current assets:
Accounts and notes receivables, net	(850,998)	414,255
Federal income tax receivable	888,943	--
Revenues earned in excess of billings and
retainages on long-term contracts	(1,471,108)	(78,335)
Inventories	1,740	65,595
Other current assets	6,259	46,300
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(478,387)	(1,574,483)
Billings in excess of revenues earned on
long-term contracts	(141,844)	(452,839)
Billings for future services	(1,473,347)	(1,546,008)
Net cash and equivalents used for operating activities	(3,373,458)	(2,822,938)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product lines (see Note 4)	1,748,887	2,931,491
Decrease (increase) in short-term investments	96,685	(1,000,000)
Net additions to property and equipment	(358,613)	(326,063)
Decrease (increase) in long-term receivables	(53,705)	(103,016)
Investments in computer software	(849,948)	(789,969)
Other, net	48,562	(179,621)
Net cash and equivalents provided by investing
activities	631,868	532,822
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	188,623	96,907
Repurchases of common stock	(62,466)	(118,147)
Net cash and equivalents provided by (used for) financing activities	126,157	(21,240)

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	(2,615,433)	(2,311,356)
Balance at beginning of period	8,775,370	9,349,165
Balance at end of period	$6,159,937	$7,037,809

Cash paid for interest on debt	$--	$--
Net cash paid for income taxes	$177,000	$1,740,000

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of October 31, 2004 and April 30, 2004, (b) the results of its operations for the three and six months ended October 31, 2004 and 2003, and (c) the cash flows for the six months ended October 31, 2004 and 2003. The results of operations for the six-month period ended October 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for appraisal service projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of October 31, 2004 and 2003, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were not material. The Company has reflected Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying balance sheets.

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

The Company's contracts do not typically contain a right of return. Accordingly, as of October 31, 2004 and 2003, the reserve for returns was not material.

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

(2)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on fair value at the measurement date, which is typically the grant date. Had compensation costs for these plans been recognized consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended October 31, 2004 and 2003:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003

Net income as reported	$22,184	$158,852	$1,133,167	$2,795,860

Compensation expense	(51,898)	(50,390)	(96,783)	(91,657)
Pro forma net income	$(29,714)	$108,462	$1,036,384	$2,704,203

Basic EPS:
As reported	$.01	$.04	$.28	$.71
Pro forma	$(.01)	$.03	$.25	$.68

Diluted EPS:
As reported	$.00	$.04	$.26	$.66
Pro forma	$(.01)	$.03	$.24	$.65

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended October 31,				Six Months Ended October 31,
	2004		2003		2004		2003

Numerators:
Net income	$22,184		$158,852		$1,133,167		$2,795,860

Denominators: Denominator for basic earnings per share, weighted average outstanding common shares (1)	4,134,095		4,000,899		4,112,532		3,952,856

Potential dilutive shares	324,334	(2)	280,139	(3)	323,649	(4)	297,365	(4)

Denominator for diluted earnings per share	4,458,429		4,281,038		4,436,181		4,250,221

Earnings Per Share:
Basic	$.01		$.04		$.28		$.71
Diluted	$.00		$.04		$.26		$.66

(1)	These amounts exclude unvested restricted stock, which amounted to 237,000 shares as of October 31, 2004 and 202,250 shares as of October 31, 2003.
(2)

Options to purchase 45,000 shares of common stock at $8.33 per share that were outstanding for the three months ended October 31, 2004, have been excluded from the computation of diluted earnings per share because the exercise price is greater than the average market price of the common stock for this period.

(3)

Options to purchase 20,000 shares of common stock at $7.25 per share that were outstanding for the three months ended October 31, 2003, have been excluded from the computation of diluted earnings per share because the exercise price is greater than the average market price of the common stock for this period.

(4)

All options outstanding have been included in the computation of diluted earnings per share for the six months ended October 31, 2004 and 2003, respectively, as the average market price of the common stock was greater than the exercise price for all option issuances outstanding for both periods.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          SALE OF FINANCIAL AND JUDICIAL PRODUCT LINES

Effective May 31, 2004, the Company sold substantially all of the assets and transferred certain liabilities associated with the Company's Judicial product line to MAXIMUS for approximately $2.3 million. The Company received $1.8 million in cash and MAXIMUS assumed the liabilities for approximately $500,000 of existing software support contracts on May 31, 2004, which resulted in a gain of $2,237,157 that was recognized for the three months ended July 31, 2004 and is also included in the accompanying statement of income for the six months ended October 31, 2004.

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of October 31, 2004, the Company had approximately $21.5 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

(6)          SUBSEQUENT EVENTS

Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. and assumed the support and maintenance obligations of its software contracts for approximately $1.5 million. The cash outlay for this transaction is $300,000 per year for five years.

Founded in 1999, VisiCraft had contracts for its Windows-based VCS Property Tax Collection System with 23 counties and three cities in Georgia. During this time, VisiCraft built a wealth of experience related to property tax design, development, implementation and support. All five of VisiCraft's employees remained with the Company following the acquisition. This acquisition will be accounted for under the purchase method of accounting. The operating results of VisiCraft will be included in the Company's results of operations from the date of acquisition.

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

The Company's revenues are generated from software license fees, hardware sales, forms and supply sales, and various related professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing. The Company's revenues are also generated from appraisal services, which include mass real estate appraisals, revaluations and other appraisal related consultative work.

Total net revenues of $9.3 million for the three months ended October 31, 2004 were $333,000 or 3.7% higher than the $9 million of net revenues reported for the comparable prior year quarter. Total net revenues for the six months ended October 31, 2004 decreased by 0.5% to $18 million versus $18.1 million for the six months ended October 31, 2003. The following paragraphs provide more detail as to why the Company's net revenues have fluctuated during these periods.

First, the Company completed the divestiture of its Judicial Product line effective May 31, 2004. This followed the divestiture of the Financial Product line effective May 29, 2003. See Note 4 for further details on these transactions. These sales have negatively impacted revenues for the three- and six-month periods ended October 31, 2004 by approximately $488,000 and $1.1 million, respectively. The prior year second quarter included $555,000 of revenue associated with these product lines, while the current year second quarter only included $67,000 of revenue. The six months ended October 31, 2003 included $1.4 million of revenue associated with these product lines, while the current six-month period only included $273,000. These divestitures did however result in substantial one-time gains of $2.2 million and $3.4 million for the six months ended October 31, 2004 and 2003, respectively, as noted in the accompanying statements of income.

Second, hardware and third-party software sales decreased by $133,000 and $529,000 for the three and six months ended October 31, 2004, respectively, versus the comparable prior year periods. While the Company offers hardware and third-party software to those clients seeking a total solution from one provider, this will continue to be less of a focus as it is more of a commodity item with low gross margins. In addition, the Company has been pursuing contracts with larger jurisdictions who typically have dedicated staff and other channels to handle their hardware, networking and database requirements.

The decisions to sell the Financial and Judicial product lines so the Company could focus more clearly on its core tax and appraisal business, as well as the decision to transition the Company away from a Value Added Reseller of hardware to a software and solutions provider are in line with the Company's new business strategy. Furthermore, if you exclude the revenues related to the divestitures disclosed above and the hardware and third-party software sales from both years, the Company's pro forma net revenues for the three- and six-month periods ended October 31, 2004 increased by 11.8% and 9.9% versus the respective prior fiscal year periods. Hardware and third-party software sales totaled $241,000 and $448,000 for the three and six months ended October 31, 2004, respectively, and $374,000 and $977,000 for the three and six months ended October 31, 2003, respectively.

Third, appraisal services revenues increased slightly by $203,000 to $2.1 million for the three months ended October 31, 2004 versus the prior year second quarter. Appraisal services revenues were comparable at $4.1 million for the six months ended October 31, 2004 and 2003. These revenues vary primarily because of the cyclical nature of this business in Ohio and other markets. The Company has been executing its backlog of appraisal services contracts and is entering the soft part of the sales cycle. This will negatively impact revenues in fiscal 2006 provided the Company is unable to sign additional appraisal services work in other markets such as Florida, Indiana and Pennsylvania.

Fourth, software license fees were comparable to the prior year periods for both the three and six months ended October 31, 2004 at approximately $1 million and $1.5 million, respectively. On a positive note, software license fees did increase by approximately $405,000 versus the first quarter of this fiscal year. Related professional service revenues increased by $728,000 to $1.9 million for the three months ended October 31, 2004 versus the prior year second quarter and by $946,000 to $3.3 million for the six months ended October 31, 2004 versus the corresponding prior year six-month period. Professional service revenues were also $568,000 higher than the amount recorded for the first quarter of this fiscal year. These increases are primarily due to the recognition of license and service revenue on several new projects, including Baltimore, Maryland, Canyon County, Idaho, Champaign County, Ohio, Gwinnett County, Georgia, Kenai, Alaska, Loudoun County, Virginia, Mahoning County, Ohio and Payette County, Idaho.

Software license fees and related professional service revenues can vary significantly from quarter to quarter or year to year, as they are primarily driven by the Company's backlog and the timing of the related software installations and implementations. This is common for large and complex software solutions, and particularly so when working with government entities. Furthermore, many of the larger jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than a year to fully implement.

The Company only recognized approximately $334,000 of software license fees and related professional service revenues in Ohio during the first quarter of this fiscal year due to a slower-than-anticipated rollout for the new Manatron Tax and CAMA software it has been developing for that state. Two of the largest counties in Ohio, Cuyahoga (Cleveland) and Hamilton (Cincinnati), have been using this new software for over a year; however, they have consumed many of the Company's development and deployment resources devoted to Ohio. This has hampered the Company's ability to roll out additional counties during the current fiscal year. The Company reorganized its Ohio operation in May and has been adding new personnel to address this issue. As a result, the Company has started to execute its $4.6 million backlog in Ohio. During the second quarter, the Company made a fair amount of progress on the Champaign County and Mahoning County contracts contained within this backlog amount. This resulted in the recognition of approximately $1.2 million of software license fees and professional service revenue. Both of these counties went live in November 2004. The Company expects to recognize at least another $1 million of its Ohio backlog in the second half of fiscal 2005.

The Company has been working as a subcontractor for Unisys for over a year to develop and implement a new Property Tax solution for the City of Baltimore. This is a multi-year project valued at approximately $5 million. The City identified a number of new requirements for the software just prior to the scheduled "go live" date in June, which impacted the project. While the Company has been using the percentage of completion method to recognize revenue on this project, the "go live" date was a major milestone that would have triggered the recognition of additional revenue. The Company has been working through change orders with Unisys and the City, which will however result in the recognition of additional revenue during the second half of fiscal 2005 and fiscal 2006.

No additional counties were planned for installation in Florida during the first or second quarters of this fiscal year. The Company did install its new Manatron Tax software and began the implementation in six counties in Florida during the fourth quarter after this software became available for general release in March 2004. The tax cycle in Florida has an impact upon the timing of implementations. Typically, every county is preoccupied in the fall with assessment roll conversions, followed by tax bill printing and distribution. In addition, they had a national and state election to address in November. The backlog for Florida is approximately $1.7 million at October 31, 2004 and does not include the DuVal County award noted below. Plans are in place to begin implementations for another six counties, including DuVal County, in Florida during the second half of fiscal 2005.

The Company went live with the Assessment Administration, Personal Property, ProVal and Records components of its new GRM™ product in Gwinnett County, Georgia during the second quarter as part of its Phase One delivery of that project. This was a significant milestone that also contributed to the increase in software license fees and professional service revenues during the quarter. The remaining modules are expected to go live next spring. The Company anticipates leveraging off of the momentum of this successful implementation, in other counties going forward.

Three counties in Idaho recently signed contracts for the Company's new Manatron Tax and other software totaling approximately $1.3 million over five years and several others are interested. All three counties are current users of Manatron CAMA along with 31 of the 44 counties in that state. Idaho is a new state and target market for Manatron Tax. The Company has obtained approval from the State for other counties to order off the same RFP that was used for the initial counties, which should shorten the sales cycle. These implementations have just begun, which will benefit the second half of the current fiscal year. They are targeted to go live in late 2005 with the same GRM software the Company is deploying in Gwinnett County, Georgia and Kenai, Alaska.

The City of Virginia Beach recently signed a contract for the Company's new GRM system for approximately $4.5 million over six years. This is the first Manatron Tax account in Virginia and is also a new account for Manatron CAMA. The Company currently has 15 cities and 16 counties in Virginia using Manatron CAMA, which will be natural sales opportunities for Manatron Tax. This project has been started, which will benefit the second half of the current fiscal year; however, most of the license fees and professional services revenue will be recognized in fiscal 2006.

The Company recently received a contract from the State of Arizona for Manatron's CAMA software to fulfill property assessment and taxation needs for the State and 12 of its counties. This is the Company's first contract in Arizona, estimated at $4.1 million over a seven-year period and covering all but three counties in the state. This project has been started, which will benefit the second half of the current fiscal year, as well as fiscal 2006.

Duval County, Florida, home to Jacksonville, recently awarded the Company a contract for Manatron Tax valued at $2.3 million over five years. This is another new account for the Company and will be the 28th county in Florida using Manatron Tax. Contract negotiations on this account have been completed and the Company is awaiting one more signature. Plans are in place to install this software and complete the implementation in the second half of the current fiscal year.

Despite the improvements in software license fees and related professional service revenues, net revenues for both the second quarter and first half of fiscal 2005 were still below the Company's expectations. With the national election completed, the recent major new contract wins and planned upcoming implementation activity noted previously, the Company continues to believe that net revenue for the second half of the current fiscal year will be higher than the first half. The increase in the Company's backlog to $27 million as of October 31, 2004 from $24 million as of October 31, 2003 is further evidence that net revenues will increase.

Cost of revenues increased by 5.8% from $5.1 million to $5.4 million for the quarter ended October 31, 2004 and by 0.8% from $10.6 million to $10.7 million for the six months ended October 31, 2004. The Company's salaries and benefits associated with those employees who left in connection with the Judicial and Financial Product line divestitures noted previously are lower. In addition, costs of hardware and third-party software sales are also lower due to the decrease in the associated revenues noted previously. However, these reductions have been offset by additional costs related to project managers and other personnel who have been hired in the last year to work on many of the significant new contracts recently awarded and currently underway. Secondly, salaries and benefits for customer service personnel have increased over the prior year quarter and six-month period, primarily due to annual raises. Finally, the Company has had to utilize subcontractors to assist with the execution of the Baltimore project, which has contributed to significant cost overruns on the contract.

Gross margins have decreased slightly to 42% for the three months ended October 31, 2004 compared to 43% for the prior year second quarter. Gross margins were comparable at 41% for the six months ended October 31, 2004 and 2003, respectively. While these margins are fairly comparable, they are down substantially from the gross margins that were reported for the prior fiscal year. Gross margins for the fourth quarter and year ended April 30, 2004 were 53% and 46%, respectively. Fluctuations in gross margins occur with changes in the mix and amount of revenue; as a large amount of the Company's cost of revenues are fixed. Accordingly, to achieve its goal of higher gross margins and improved operating income, the Company is focused on increasing its revenues for the second half of fiscal 2005 to further leverage its fixed costs.

Selling, general and administrative expenses have increased by approximately 6.1% or $226,000 to $3.9 million for the three months ended October 31, 2004 and by 11.6% or $815,000 to $7.9 million for the six months ended October 31, 2004 versus the comparable prior year periods. However, selling, general and administrative expenses for the three months ended October 31, 2004 were comparable to the amount incurred for the first quarter. The increases over the prior year comparable periods are directly related to the Company's additional investment in its sales, marketing and product development activities as noted in prior reports. In addition, the Company is building an infrastructure capable of supporting $10 to $12 million in quarterly revenues that will also be scalable to higher levels. There were several new roles created during fiscal 2004 within these areas, which has resulted in additional salaries and benefits for the three and six months ended October 31, 2004. The Company's spending has however been under budget given that its revenue for the first six months has been below plan.

Sales and marketing expenditures have also increased over the prior year three- and six-month periods because the Company started investing in its new branding strategy, which is primarily focused on positioning the Company as a single entity with national expertise in the GRM market. The first quarter also included additional costs for attendance and participation in the NACO (National Association of County Officials) and NACTFO (National Association of County Treasurers and Finance Officers) conferences in Phoenix. The second quarter included additional costs for the IAAO (International Association of Assessment Officers) conference in Boston. The Company unveiled this new strategy at these conferences. Included in this was the cost of new trade show booths, a new company logo and other materials, which the Company will be able to leverage in future periods.

Finally, bad debt expense has increased by $118,000 to $131,000 for the six months ended October 31, 2004 compared to the prior year six-month period primarily due to advances associated with a strategic alliance that the Company currently believes are at risk and has therefore reserved accordingly. These amounts will be repaid, pending certain contract awards.

As a result of the factors noted above, the Company incurred losses from operations of approximately $18,000 and $550,000 for the three and six months ended October 31, 2004, respectively, compared to operating income of $174,000 and $450,000 for the prior year respective periods.

As more fully described in Note 4, the Company recorded non-recurring gains of $2.2 million and $3.4 million for the six months ended October 31, 2004 and 2003, respectively, on the sale of its Judicial and Financial product lines.

Net other income for the three and six months ended October 31, 2004 was $54,000 and $126,000, respectively. These amounts are comparable to the $66,000 and $134,000 of net other income reported for the respective three- and six-month periods in the prior year. This income consists of interest earned on the Company's cash balances, as well as rental income associated with leasing a portion of its corporate headquarters.

The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 37% and 38% for the three and six months ended October 31, 2004, respectively, compared to 34% for the three months and 31% for the six months ended October 31, 2003. The increases are due to the inclusion of state tax expense for the current year within the income tax provision, which was not the case in the prior year. In addition, the prior year six-month provision also included a non-recurring favorable adjustment related to the Company's deferred state tax assets, which lowered the effective tax rate. The Company anticipates the effective tax rate for fiscal 2005 to be in the range of 37% to 39%, inclusive of both federal and state income taxes.

Net income was $22,000 or $0.00 per diluted share for the three months and $1.1 million or $0.26 per diluted share for the six months ended October 31, 2004. Net income was $159,000 or $0.04 per diluted share for the three months and $2.8 million or $.66 per diluted share for the six months ended October 31, 2003. Approximately $1.4 million of the net income or $0.31 per diluted share for the six months ended October 31, 2004 was attributable to the divestiture of the Judicial Product line described in Note 4. Approximately $2.3 million of the net income or $0.54 per diluted share for the prior year first quarter related to the gain on the sale of the Financial Product line described in Note 4. The net gains on the sales were calculated using an effective tax rate of 38% for fiscal 2005 and 34% for fiscal 2004.

Diluted weighted average outstanding common shares increased by approximately 177,000 and 186,000 shares for the three and six months ended October 31, 2004, respectively, over the prior year comparable periods. These increases were primarily due to the issuance of shares in connection with the Company's Stock Plans and the exercise of stock options during the last twelve months.

Financial Condition and Liquidity

At October 31, 2004, the Company had working capital of $11.6 million compared to $10.3 million at April 30, 2004. These levels reflect current ratios of 2.2 and 1.8, respectively. These improvements are primarily due to the proceeds resulting from the sale of the Judicial Product line described in Note 4.

Shareholders' equity at October 31, 2004 increased by $1.4 million to $21.7 million from the balance reported at April 30, 2004 as a result of $189,000 of employee stock purchases, $158,000 of deferred stock compensation expense and $1.1 million of net income for the six months ended October 31, 2004. These increases were offset by $62,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vestings. Book value per share has increased to $4.96 as of October 31, 2004 from $4.75 at April 30, 2004. Book value per share was calculated by dividing total shareholders' equity of $21.7 million by total shares outstanding of 4,375,598, at October 31, 2004.

Net capital expenditures increased by 10% to $359,000 for the six months ended October 31, 2004 versus $326,000 for the six months ended October 31, 2003. The current year increase relates primarily to the relocation of the Company's web farm from Dayton, Ohio to Tampa, Florida. This relocation will enable the use of state of the art facilities for the Company's web farm that offers significant improvements in physical security, uninterruptible and redundant power supplies and enhanced fire suppression. The remaining expenditures, as well as prior year expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM software suite, as well as its other software products. Total research and development costs included in expense were $2 million and $3.8 million for the three and six months ended October 31, 2004, respectively, compared to $1.7 million and $3.3 million of research and development costs included in expense for the respective prior year periods. These amounts include $343,000 and $686,000 of software amortization expense for the three and six months ended October 31, 2004, respectively and $289,000 and $567,000 of amortization expense for the three and six months ended October 31, 2003, respectively. Software amortization expense is included in cost of sales. In addition, the Company capitalized approximately $458,000 and $850,000 of research and development costs for the three and six months ended October 31, 2004, respectively compared to $383,000 and $790,000 that was capitalized for the respective prior year periods.

The Company has applied for patents on its iFramework toolset, which provides a shared technical platform for all Manatron software in the GRM suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM system is currently being implemented in Gwinnett County, Georgia, Kenai, Alaska, the state of Idaho, the City of Virginia Beach and the state of Arizona. The iFramework toolset will allow the software to be more easily modified to include additional states as the Company enters new markets. A successful delivery of this GRM software and concept starting with Gwinnett County, Georgia will allow the Company to leverage these significant investments across a broader base.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. The Company currently has a secured line of credit agreement with Comerica Bank at the prime rate of interest less .25% up to $6 million. Borrowings under this agreement are contingent upon meeting certain funded debt to EBITDA levels. As of October 31, 2004, the Company was eligible for the full $6 million of borrowings. As of October 31, 2004, the Company had no borrowings outstanding under its $6 million line of credit. The Company anticipates that its $6 million line of credit, together with existing cash and short-term investment balances of approximately $7.4 million, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

On October 14, 2004, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the next 12 months. This was essentially a renewal of the expired one-year repurchase program, which had been approved on October 13, 2003. The Company did not repurchase any shares during the three or six months ended October 31, 2004 under either program as of the date of this report. Between October 10, 2002 and October 13, 2003, the Company purchased a total of 59,450 shares of common stock for approximately $371,000 under the 2002 program.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of October 31, 2004, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" in this report for a discussion of the limitations on the registrant's responsibility for such statements.

Item 4.	Controls and Procedures.

As of October 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2004.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2004 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the second quarter of fiscal year 2005 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Aug. 1, 2004 to Aug. 31, 2004	2,378	8.33	--	--
Sept. 1, 2004 to Sept. 30, 2004	--	--	--	--
Oct. 1, 2004 to Oct. 31, 2004	--	--	--	--

Total	2,378	$8.33	--	--

1.	These shares are the result of stock repurchases associated with the sale of shares by executive officers to cover the tax implications of restricted stock vestings.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on October 14, 2004. The purpose of the meeting was to elect directors and approve the Stock Option and Restricted Stock Plan of 2004. The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

Votes Cast
Elected Directors	For	Authority Withheld Against	Broker Non-Votes

Gene Bledsoe	3,499,498	132,815	0
Paul R. Sylvester	3,498,382	133,931	0

The following persons also continue to serve as directors: Randall L. Peat, Stephen C. Waterbury, Richard J. Holloman, Harry C. Vorys and W. Scott Baker.

The number of votes cast for the Stock Option and Restricted Stock Plan of 2004 is as follows:

Votes Cast
	For	Authority Withheld Against	Broker Non-Votes
Stock Option and Restricted Stock Plan of 2004	1,628,235	307,914	1,673,411

Item 6.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

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

MANATRON, INC.

Date: December 10, 2004	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: December 10, 2004	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

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