Form 10-Q
period 2005-01-31
MANATRON INC
filed 2005-03-16
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

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

On March 16, 2005, there were 4,396,787 shares of the registrant's common stock, no par value, outstanding.

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

•

Changes in the financial markets, the economy, governmental spending and the demand for software and related services and products resulting from events relating to the terrorist attacks on September 11, 2001, the war in Iraq, expanded military action associated with the war on terror, hostilities in the Middle East and other regions, and other terrorist activities that have created significant global economic and political uncertainties.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MANATRON, INC.
CONDENSED BALANCE SHEETS

	January 31, 2005	April 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,894,593	$8,775,370
Short-term investments	--	1,350,000
Accounts receivable, net	8,413,914	5,993,630
Federal income tax receivable	--	888,943
Revenues earned in excess of billings on long-term contracts	5,328,532	2,001,683
Unbilled retainages on long term contracts	1,142,070	852,275
Notes receivable	388,292	1,065,943
Inventories	213,681	196,960
Deferred tax assets	1,011,000	1,011,000
Other current assets	569,808	369,125
Total current assets	24,961,890	22,504,929

NET PROPERTY AND EQUIPMENT	2,889,033	2,937,837

OTHER ASSETS:
Notes receivable less current portion	280,285	178,052
Computer software development costs, net of accumulated amortization	2,486,211	2,202,034
Goodwill	4,886,676	4,886,676
Intangible assets, net of accumulated amortization	1,356,295	--
Other, net	170,590	173,111
Total other assets	9,180,057	7,439,873
Total assets	$37,030,980	$32,882,639

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$743,090	$778,630
Current portion of note payable	300,000	--
Billings in excess of revenues earned on long-term contracts	2,204,787	1,738,464
Billings for future services	7,567,708	7,019,186
Accrued liabilities	2,717,723	2,707,406
Total current liabilities	13,533,308	12,243,686

DEFERRED INCOME TAXES	343,000	343,000

LONG-TERM PORTION OF NOTE PAYABLE	800,119	--

SHAREHOLDERS' EQUITY:
Common stock	13,688,770	12,978,551
Retained earnings	10,100,380	8,455,323
Deferred stock compensation	(1,441,898)	(1,137,921)
Comprehensive income	7,301	--
Total shareholders' equity	22,354,553	20,295,953
Total liabilities and shareholders' equity	$37,030,980	$32,882,639

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
NET REVENUES	$10,355,681	$9,050,583	$28,355,485	$27,145,877

COST OF REVENUES	5,696,437	4,833,658	16,386,869	15,434,171

Gross profit	4,659,244	4,216,925	11,968,616	11,711,706

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,897,534	3,458,24	11,756,792	10,502,777

Income from operations	761,710	758,684	211,824	1,208,929

GAIN ON SALES (SEE NOTE 4)	--	520,000	2,237,157	3,962,148

OTHER INCOME, NET	63,180	57,189	189,076	191,356

Income before provision for income taxes	824,890	1,335,873	2,638,057	5,362,433

PROVISION FOR INCOME TAXES	313,000	535,000	993,000	1,765,700

NET INCOME	$511,890	$800,873	$1,645,057	$3,596,733

BASIC EARNINGS PER SHARE	$.12	$.20	$.40	$.90

DILUTED EARNINGS PER SHARE	$.12	$.18	$.37	$.84

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,146,077	4,024,817	4,123,759	3,977,813

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,434,405	4,358,086	4,439,175	4,291,855

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,645,057	$3,596,733
Adjustments to reconcile net income to net cash
and equivalents provided by (used for) operating activities:
Gain on sales (see Note 4)	(2,237,157)	(3,962,148)
Deferred income taxes	--	(126,000)
Comprehensive income	7,301	--
Depreciation and amortization expense	1,798,507	1,448,700
Deferred stock compensation expense	248,952	187,247
Decrease (increase) in current assets:
Accounts and notes receivables, net	(1,737,046)	(2,457,929)
Federal income tax receivable	888,943	--
Revenues earned in excess of billings and
retainages on long-term contracts	(3,616,644)	(449,414)
Inventories	(16,721)	69,033
Other current assets	(199,783)	(6,644)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(25,223)	(1,337,231)
Billings in excess of revenues earned on
long-term contracts	466,323	(794,455)
Billings for future services	952,402	1,412,898
Increase in long-term receivables	(102,233)	(20,750)
Net cash and equivalents used for operating activities	(1,927,322)	(2,439,960)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of product lines (see Note 4)	1,748,887	3,451,491
Acquisition of business (see Note 5)	(292,434)	--
Decrease (increase) in short-term investments	1,350,000	(1,250,000)
Net additions to property and equipment	(653,462)	(554,865)
Investments in computer software	(1,363,453)	(1,153,746)
Other, net	99,721	(336,171)
Net cash and equivalents provided by
investing activities	889,259	156,709
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	275,752	269,436
Repurchases of common stock	(118,466)	(118,147)
Net cash and equivalents provided by financing activities	157,286	151,289

CASH AND EQUIVALENTS:
Decrease in cash and equivalents	(880,777)	(2,131,962)
Balance at beginning of period	8,775,370	9,349,165
Balance at end of period	$7,894,593	$7,217,203

Cash paid for interest on debt (see Note 5)	$--	$--
Net cash paid for income taxes	$556,000	$2,572,000

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of January 31, 2005 and April 30, 2004, (b) the results of its operations for the three and nine months ended January 31, 2005 and 2004, and (c) the cash flows for the nine months ended January 31, 2005 and 2004. Certain reclassifications have been made to the prior years statements to conform to the current year presentation.

Revenue Recognition

The Company enters into contracts with customers to license or sell application software; third-party software; hardware; related professional services, such as installation, training, project management, data conversions and forms processing and printing; post-contract support and maintenance ("PCS") services; and various appraisal services.

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

PCS includes telephone support, bug fixes, enhancements and rights to upgrades on a when-and-if-available basis. These support fees are typically billed in advance on a monthly, quarterly or annual basis and are recognized as revenue ratably over the related contract periods.

Billings for Future Services, as reflected in the accompanying balance sheets, includes PCS and other services that have been billed to the customer in advance of performance. It also includes customer deposits on new contracts and other progress billings for software and hardware that have not been completely installed.

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for appraisal service projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of January 31, 2005 and 2004, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were not material. The billing terms of the Company's software contracts are not necessarily directly correlated with revenue recognition as billing is tied to specific contract terms and revenue recognition follows the criteria of SOP 97-2. These timing differences are reflected within Revenues Earned in Excess of Billings and Retainages as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period in the accompanying balance sheets.

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

The Company's contracts do not typically contain a right of return. Accordingly, as of January 31, 2005 and 2004, the reserve for returns was not material.

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

New Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (SFAS 123(R)), which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments.  Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share based payment transactions and the effects of those transactions on the financial statements.  The provisions of SFAS 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which will be the quarter ended October 31, 2005, for the Company.  The Company currently discloses the pro-forma earnings effects of its stock awards within Note 2, is evaluating the effect of SFAS 123(R) on the condensed financial statements, and plans to implement the full provisions of SFAS 123 (R) during the first quarter of fiscal 2006.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on fair value at the measurement date, which is typically the grant date. Had compensation costs for these plans been recognized consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine months ended January 31, 2005 and 2004:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004

Net income as reported	$511,890	$800,873	$1,645,057	$3,596,733

Compensation expense	(52,079)	(185,119)	(216,280)	(276,776)
Pro forma net income	$459,811	$615,754	$1,428,777	$3,319,957

Basic EPS:
As reported	$.12	$.20	$.40	$.90
Pro forma	$.11	$.15	$.35	$.83

Diluted EPS:
As reported	$.12	$.18	$.37	$.84
Pro forma	$.11	$.14	$.33	$.77

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2005		2004		2005		2004

Numerators:
Net income	$511,890		$800,873		$1,645,057		$3,596,733

Denominators: Denominator for basic earnings per share, weighted
average outstanding common shares (1)	4,146,077		4,024,817		4,123,759		3,977,813

Potential dilutive shares	288,328	(2)	333,269	(3)	315,416	(2)	314,042	(3)

Denominator for diluted earnings per share	4,434,405		4,358,086		4,439,175		4,291,855

Earnings Per Share:
Basic	$.12		$.20		$.40		$.90
Diluted	$.12		$.18		$.37		$.84

(1)	These amounts exclude unvested restricted stock, which amounted to 235,800 shares as of January 31, 2005 and 203,250 shares as of January 31, 2004.
(2)

Options to purchase 45,000 shares of common stock at $8.33 per share have been excluded from the computation of diluted EPS for the three months ended January 31, 2005, because the exercise price was greater than the average market price of the common stock for this period. All options outstanding for the nine months ended January 31, 2005 have been included within the computation as the exercise prices for all options outstanding are less than the average market price of the common stock for this period.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          SALE OF FINANCIAL AND JUDICIAL PRODUCT LINES

Effective May 31, 2004, the Company sold substantially all of the assets and transferred certain liabilities associated with the Company's Judicial product line to MAXIMUS for approximately $2.3 million. The Company received $1.8 million in cash and MAXIMUS assumed the liabilities for approximately $500,000 of existing software support contracts on May 31, 2004. This sale resulted in a gain of $2,237,157 that was recognized in the three-month period ended July 31, 2004 and is also included in the accompanying statement of income for the nine months ended January 31, 2005.

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

Effective May 29, 2003, the Company sold substantially all of the assets and transferred certain liabilities associated with the Company's Financial product line to N. Harris Computer Corporation ("Harris") for approximately $3.5 million. The Company received $3 million in cash and Harris assumed the liabilities for approximately $500,000 of existing software support contracts on May 29, 2003. This sale resulted in a gain of $3,442,148 that was recognized in the first quarter of fiscal 2004. On December 1, 2003, the Company received the remaining holdback of $520,000 in cash from Harris and recognized the corresponding gain in the third quarter of fiscal 2004. The total gain of $3,962,148 is included in the accompanying statement of income for the nine months ended January 31, 2004.

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

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(5)          ACQUISITION

Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. and assumed the support and maintenance obligations of its software contracts for approximately $1.2 million. In addition, the Company entered into five year non-compete agreements with the three shareholders totaling $300,000. The total cash outlay for this transaction is $300,000 per year for five years and the present value is currently included within the current and long term note payable captions on the Company's balance sheet.

Founded in 1999, VisiCraft had contracts for its Windows-based VCS Property Tax Collection System with 23 counties and three cities in Georgia. During this time, VisiCraft built a wealth of experience related to property tax design, development, implementation and support. All five of VisiCraft's employees remained with the Company following the acquisition.

This acquisition has been accounted for under the purchase method of accounting. In addition to the non-compete agreements noted above, the Company has recorded an additional $1.1 million of intangible assets associated with this acquisition related to customer lists and purchased technology. These assets are being amortized over a three-year period. The operating results of VisiCraft are included in the Company's results of operations from the date of acquisition. The acquisition of Visicraft was not significant to our operating results, and thus pro forma results are not presented.

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of January 31, 2005, the Company had approximately $26 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

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

Results of Operations

The Company's business is primarily focused on providing software and services to enable local governments in North America to completely, fairly and efficiently assess and collect property and other taxes from its citizens. The Company's software manages the entire property life cycle, which includes deed recording, mapping, assessment, tax billing and collection, tax sales and e-government.

The Company's revenues are generated from software license fees, hardware sales, forms and supply sales, and various related professional services such as software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing. The Company's revenues are also generated from appraisal services, which include mass real estate appraisals, revaluations and other appraisal-related consultative work.

Total net revenues of $10.4 million for the three months ended January 31, 2005 were $1.3 million or 14.4% higher than the $9.1 million of net revenues reported for the comparable prior year quarter. Total net revenues for the nine months ended January 31, 2005 increased by 4.5% to $28.4 million versus $27.1 million for the nine months ended January 31, 2004. The following paragraphs explain in more detail the components of the Company's revenues and the reasons for the net increases.

Application software license fees increased by $1.1 million for both the three- and nine-month periods ended January 31, 2005 to $2.2 million and $3.7 million, respectively. Related professional services revenues increased by $136,000 to $1.3 million for the three months ended January 31, 2005 versus the prior year third quarter and by $1.1 million to $4.6 million for the nine months ended January 31, 2005 versus the corresponding prior year nine-month period. These increases are primarily due to the recognition of license and service revenue on several new projects, including Gwinnett County, Georgia, Duval County, Florida and the Arizona Department of Revenue.

Software license fees and related professional services revenues can vary significantly from quarter to quarter or year to year, as they are primarily driven by the Company's backlog and the timing of the related software installations and implementations. This is common for large and complex software solutions, and particularly so when working with government entities. Furthermore, many of the larger jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than a year to fully implement and a number of these contracts are accounted for using the percentage-of-completion method, which results in the license revenues being spread over the implementation period.

As previously noted in the Company's quarterly report for the second quarter of fiscal 2005, the Company went live with the Assessment Administration, Personal Property, ProVal and Records components of its new Government Revenue Management (GRM™) product in Gwinnett County, Georgia during the second quarter of fiscal 2005 as part of its Phase One delivery of that project. This was a significant milestone that also contributed to the increase in software license fees and professional services revenues during the second quarter. Since the majority of this contract is being accounted for under the percentage-of-completion method, there was approximately $326,000 of additional revenue recognized during the third quarter of fiscal 2005 from this project. Gwinnett County is planning on going live with the remaining Tax modules in May 2005 so that it can prepare and print property-tax bills using this new software in July 2005. This will result in additional revenue recognition from this project in the fourth quarter of fiscal 2005, as well as the first half of fiscal 2006.

The Company installed Manatron Tax and began the implementation of this software in the Duval County Tax Collector's office during the third quarter of fiscal 2005. This resulted in the recognition of approximately $600,000 of license and service revenue. As previously announced, this was a new contract with the City of Jacksonville, Florida that will total $2.3 million over five years. This contract will benefit subsequent quarters as there is additional service revenue to be recognized over the implementation period. In addition, plans are in place to begin implementations for two additional counties in Florida during the fourth quarter, which will positively impact license and service revenues.

The Company began the implementation of and installed its Computer Assisted Mass Appraisal (CAMA) software for the Department of Revenue in the State of Arizona in the third quarter resulting in approximately $900,000 of license and service revenue. As previously announced, this is the Company's first contract in Arizona, totaling $4.1 million over a seven-year period and covers all but three counties in the state. The continued execution of this project will positively impact the fourth quarter of fiscal 2005, as well as fiscal 2006.

As previously noted in the Company's quarterly report for the second quarter of fiscal 2005, the City of Virginia Beach signed a contract in November for the Company's new GRM system totaling $4.5 million over six years. This is the first Manatron Tax account in Virginia and is also a new account for Manatron CAMA. The Company currently has 15 cities and 16 counties in Virginia using Manatron CAMA, which will be natural sales opportunities for Manatron Tax. This project began during the third quarter resulting in approximately $100,000 of revenue; however, installation of the Company's CAMA software is not scheduled until the fourth quarter of fiscal 2005. The Company's Tax software is not scheduled for installation until fiscal 2006.

As a result, the majority of the license fees and professional services revenue from this contract will be recognized in that fiscal year.

The Company recently signed a contract with another county in Idaho for Manatron Tax. This is the fourth county in Idaho to contract with the Company for Manatron Tax during this fiscal year. These four contracts total $1.6 million over five years. All four counties are current users of Manatron CAMA along with an additional 30 of the 44 counties in that state. Idaho is a new state and target market for Manatron Tax. As noted in previous reports, the Company has obtained approval from the State of Idaho for other counties to order off the same request for proposal (RFP) that was used for the initial counties, which should shorten the sales cycle. These implementations are in process and resulted in approximately $122,000 of revenue recognition for the third quarter. Two of these counties are targeted to go live in the fourth quarter of fiscal 2005 with the same GRM software the Company is deploying in Gwinnett County, Georgia and Kenai, Alaska. The remaining two are scheduled to go live in fiscal 2006.

The Company has also made additional progress within its core Ohio market during the third quarter and recognized approximately $900,000 of license and service revenue. Implementations of the Company's Tax and CAMA software began in Champaign County and Mahoning County during the second quarter of fiscal 2005 and implementations in Belmont County and Wood County began in the third quarter. Progress also continues on Cuyahoga, Delaware and Hamilton Counties. The Company expects to recognize a similar amount of license and service revenue from Ohio projects in the fourth quarter.

Appraisal service revenues increased slightly by $104,000 and $127,000 to $2.1 million and $6.2 million for the three and nine months ended January 31, 2005, respectively, versus the comparable prior year periods. The prior year third quarter and nine-month amounts also included $418,000 of appraisal service revenues related to the settlement of the Allegheny County lawsuit noted in previous reports. These revenues vary primarily because of the cyclical nature of this business in Ohio and other markets. The Company has been executing its backlog of appraisal service contracts and is entering the soft part of the sales cycle. This will negatively impact revenues in fiscal 2006 provided the Company is unable to sign additional appraisal service work in other markets such as Florida, Indiana and Pennsylvania. Consistent with prior years, the Company will make the necessary changes to ensure that its costs of appraisal services are in line with anticipated revenues.

The increases in software license and professional services revenues noted above were partially offset by the following decreases in other revenue categories over the comparable prior year periods. First, the Company completed the divestiture of its Judicial product line effective May 31, 2004. This followed the divestiture of the Financial product line effective May 29, 2003. See Note 4 for further details on these transactions. These sales have negatively impacted revenues for the three- and nine-month periods ended January 31, 2005 by approximately $439,000 and $1.5 million, respectively. The prior year third quarter included $459,000 of revenue associated with these product lines, while the current year third quarter only included $20,000 of revenue. The nine months ended January 31, 2004 included $1.8 million of revenue associated with these product lines, while the current nine-month period only included $300,000. These divestitures did however result in substantial one-time gains of $2.2 million and $4.0 million for the nine months ended January 31, 2005 and 2004, respectively, as noted in the accompanying statements of income.

Second, hardware and third-party software sales increased by $104,000 for the three months ended January 31, 2005, but decreased by $426,000 for the nine months ended January 31, 2005. The increase in the quarter-over-quarter sales is primarily due to the timing of several lease renewals within the Illinois market, which incorporated new hardware. While the Company offers hardware and third-party software to those clients seeking a total solution from one provider, this will continue to be less of a focus as it is more of a commodity item with low gross margins. In addition, the Company has been pursuing contracts with larger jurisdictions who typically have dedicated staff and other channels to handle their hardware, networking and database requirements.

The decisions to sell the Financial and Judicial product lines so the Company could focus more clearly on its core tax and appraisal business, as well as the decision to transition the Company away from a Value Added Reseller of hardware to a software and solutions provider are in line with the Company's business strategy. Furthermore, if you exclude the revenues related to the divestitures disclosed above, as well as the hardware and third-party software sales from both years, the Company's pro forma net revenues for the three- and nine-month periods ended January 31, 2005 would have increased by 19.8% and 13.0% versus the respective prior fiscal year periods. Hardware and third-party software sales totaled $407,000 and $854,000 for the three and nine months ended January 31, 2005, respectively, and $303,000 and $1,280,000 for the three and nine months ended January 31, 2004, respectively.

Third, the Company has been working as a subcontractor for Unisys for over a year to develop and implement a new Property Tax solution for the City of Baltimore. This is a multi-year project valued at approximately $5 million. The City identified a number of new requirements for the software just prior to the scheduled "go live" date in June 2004, which impacted the project. While the Company has been using the percentage-of-completion method to recognize revenue on this project, the "go live" date was a major milestone that would have triggered the recognition of additional revenue. As a result, no revenue was recognized on this project during the third quarter and only approximately $960,000 was recognized during the nine months ended January 31, 2005. The Company has been working through change orders with Unisys and the City for these additional requirements and has received approval for approximately $600,000 of work, which will result in additional revenue during the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. In addition, there is an additional $650,000 of change orders currently in process of being approved that will also positively impact the next several quarters.

Despite the improvements in software license fees and related professional services revenues during the third quarter, total net revenues for the nine-month period were still below the Company's expectations. With the recent major contract wins and the planned upcoming implementation activity noted previously, the Company believes it is likely that the fourth quarter will show continued sequential improvement in both net revenues and operating income. However, sales are still soft, which will negatively impact net revenues in fiscal 2006 and beyond provided the Company is unable to sign additional contracts in the near term. Now that the national election is complete and considering that the majority of local governments in North America are using legacy software and technology for their mission-critical property-tax systems, the Company expects to see an upswing in purchasing over the next several quarters. Furthermore, a successful delivery of the Gwinnett and other GRM™ projects during fiscal 2006 should allow the company to build significant momentum in the market going forward.

The Company's backlog for software and related services has increased from $15.9 million at April 30, 2004 to $16.3 million as of January 31, 2005. This amount does not include the previously-announced contract recently received from the City of Nashville and Davidson County, Tennessee that will total $3.2 million over five years. The backlog for appraisal services has decreased from $13.0 million at April 30, 2004 to $8.7 as of January 31, 2005 due to the cyclicality of this business. Recurring maintenance and support revenues currently stand at $15.6 million on an annualized basis or approximately 40% of total revenues.

Cost of revenues increased by 17.8% from $4.8 million to $5.7 million for the quarter ended January 31, 2005 and by 6.2% from $15.4 million to $16.4 million for the nine months ended January 31, 2005. The Company's salaries and benefits associated with those employees who left in connection with the Judicial and Financial product line divestitures noted previously are lower. In addition, costs of hardware and third-party software sales are also lower due to the decrease in the associated revenues noted previously. However, these reductions have been offset by additional costs of revenues related to project managers and other personnel who have been hired in the last year to work on many of the significant new contracts recently awarded and currently underway. Secondly, salaries and benefits for customer service personnel have increased over the prior year quarter and nine-month period, primarily due to annual raises. Thirdly, the Company has had to utilize subcontractors to assist with the execution of the Baltimore project, which has contributed to significant cost overruns on that contract. Finally, software amortization expense has been increasing due to the Company's investments in its new GRM™ suite of software and was $1.1 million for the current nine-month period versus $900,000 for the comparable prior year period.

As a result of the increased cost of revenues, the Company's gross profit margin has decreased slightly to 45% for the three months ended January 31, 2005 compared to 47% for the prior year third quarter. The prior year third quarter included $418,000 of revenue with no associated cost related to the Allegheny settlement discussed in prior filings. Excluding this non-recurring item, the Company's gross profit margin actually increased slightly from 44% to 45%. When you exclude the impact of the Allegheny settlement noted above, the gross profit margin for the nine months ended January 31 were comparable at 42% for both years. Fluctuations in gross margins occur with changes in the mix and amount of revenue; as a large amount of the Company's cost of revenues are fixed. As the Company's revenues grow and the mix continues to positively shift toward more software business, the Company will be able to further leverage its fixed costs and expects to report a blended gross profit margin closer to 50%.

Selling, general and administrative expenses have increased by approximately 12.7% or $439,000 to $3.9 million for the three months ended January 31, 2005 and by 11.9% or $1.3 million to $11.8 million for the nine months ended January 31, 2005 versus the comparable prior year periods. However, selling, general and administrative expenses for the three months ended January 31, 2005 were comparable to the amounts incurred for the previous two quarters in fiscal 2005. The increases over the comparable prior year periods are directly related to the Company's additional investment in its sales, marketing and product development activities as noted in prior reports. In addition, the Company is building an infrastructure capable of supporting $10 to $12 million in quarterly revenues that will also be scalable to higher levels. There have been several new roles created during fiscal 2004 and 2005 within these areas, which has resulted in additional salaries and benefits for the three and nine months ended January 31, 2005. The Company's spending has however been under budget given that its revenue for the first nine months has been below plan.

Sales and marketing expenditures have also increased over the prior year three- and nine-month periods because the Company started investing in its new branding strategy, which is primarily focused on positioning the Company as a single entity with national expertise in the GRM market. The first quarter also included additional costs for attendance and participation in the NACO (National Association of County Officials) and NACTFO (National Association of County Treasurers and Finance Officers) conferences in Phoenix. The second quarter included additional costs for the IAAO (International Association of Assessment Officers) conference in Boston. The Company unveiled this new strategy at these conferences. Included in this was the cost of new trade show booths, a new company logo and other materials, which the Company will be able to leverage in future periods. Finally, the Company has also been incurring costs to update its website and other marketing collaterals.

Administrative expenses have also increased because bad debt expense grew by $544,000 to $175,000 for the nine months ended January 31, 2005 compared to the prior year nine-month period. The current year expense is primarily due to advances associated with a strategic alliance that the Company currently believes are at risk and has therefore reserved accordingly. These amounts will be repaid, pending certain contract awards. The prior year bad debt expense was actually a credit as it included approximately $334,000 of recoveries associated with the Allegheny lawsuit noted previously.

As a result of the factors noted above, the Company reported income from operations of approximately $762,000 and $212,000 for the three and nine months ended January 31, 2005, respectively, compared to operating income of $759,000 and $1.2 million for the prior year respective periods. Operating income for the prior year third quarter and nine-month period included a non-recurring favorable settlement from the Allegheny County lawsuit in the amount of $752,000.

As more fully described in Note 4, the Company recorded non-recurring gains of $2.2 million and $4.0 million for the nine months ended January 31, 2005 and 2004, respectively, on the sale of its Judicial and Financial product lines.

Net other income for the three and nine months ended January 31, 2005 was $63,000 and $189,000, respectively. These amounts are comparable to the $57,000 and $191,000 of net other income reported for the respective three- and nine-month periods in the prior year. These amounts primarily consist of interest earned on the Company's cash balances, as well as rental income associated with leasing a portion of its corporate headquarters.

The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 38% for both the three and nine months ended January 31, 2005, compared to 40% for the three months and 33% for the nine months ended January 31, 2004.

The increase in the provision for the nine-month period is due to the inclusion of state tax expense for the current year within the income tax provision, which was not the case in the prior year. In addition, the prior year nine-month provision also included a non-recurring favorable adjustment related to the Company's deferred state tax assets, which lowered the effective tax rate. The Company anticipates the effective tax rate for fiscal 2005 to be in the range of 38% to 40%, inclusive of both federal and state income taxes.

The Company reported net income of $512,000 or $0.12 per diluted share for the third quarter compared to net income of $801,000 or $0.18 per diluted share for the prior fiscal year third quarter. The prior year third quarter includes an after tax non-recurring gain of $312,000 or $0.07 per share related to the sale of the Company's Financial product line. In addition, the prior year third quarter included $752,000 of operating income related to the settlement of the Allegheny County lawsuit noted in previous reports. This non-recurring settlement positively impacted net income by $451,000 or $0.10 per diluted share in that period.

Net income for the nine months was $1.6 million or $0.37 per diluted share, and includes an after tax non-recurring gain of $1.4 million or $0.31 per share related to the sale of the Company's Judicial product line in May 2004. Net income for the nine-month period in the prior fiscal year was $3.6 million or $0.84 per diluted share, and includes an after tax non-recurring gain of $2.7 million or $0.62 per share related to the sale of the Company's Financial product line in May 2003 and the $451,000 or $0.11 per diluted share Allegheny County settlement noted above.

Diluted weighted-average outstanding common shares increased by approximately 76,000 and 147,000 shares for the three and nine months ended January 31, 2005, respectively, over the comparable prior year periods. These increases were primarily due to the issuance of shares in connection with the Company's Stock Plans and the exercise of stock options during the last twelve months.

Financial Condition and Liquidity

At January 31, 2005, the Company had working capital of $11.4 million compared to $10.3 million at April 30, 2004. Both of these levels reflect a current ratio of 1.8. The improvement in working capital is primarily due to the proceeds resulting from the sale of the Judicial product line described in Note 4.

Shareholders' equity at January 31, 2005 increased by $2.1 million to $22.4 million from the balance reported at April 30, 2004 as a result of $276,000 of employee stock purchases, $249,000 of deferred stock compensation expense, $1,645,000 of net income and $7,000 of comprehensive income for the nine months ended January 31, 2005. These increases were offset by $62,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vestings and the repurchase of $56,000 of the Company's stock on the market. The comprehensive income is associated with the gains on the Company's Supplemental Executive Retirement Plan (SERP). The assets of the SERP Plan are held in a Rabbi Trust and therefore included within the Company's Condensed Balance Sheet. Book value per share has increased to $5.09 as of January 31, 2005 from $4.75 at April 30, 2004. Book value per share was calculated by dividing total shareholders' equity of $22.4 million by total shares outstanding of 4,389,787, at January 31, 2005.

Net capital expenditures increased by approximately $99,000 or 17.8% to $653,000 for the nine months ended January 31, 2005, compared to $555,000 for the comparable prior year period. The current year increase relates to the relocation of the Company's web farm from Dayton, Ohio to Tampa, Florida. This relocation resulted in an upgrade to state of the art facilities for the Company's web farm, as well as significant improvements in physical security, uninterruptible and redundant power supplies and enhanced fire suppression. In addition, the Company purchased approximately $98,000 of appraisal-related course curriculums and materials in connection with the hiring of a key product management resource in July 2004. The remaining expenditures, as well as prior year expenditures, primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM software suite, as well as its other software products in Indiana, Ohio and Florida. Total research and development costs included in expense were $1.9 million and $5.6 million for the three and nine months ended January 31, 2005, respectively, compared to $1.6 million and $5.2 million of research and development costs included in expense for the respective prior year periods. These amounts include $393,000 and $1,079,000 of software amortization expense for the three and nine months ended January 31, 2005, respectively and $290,000 and $857,000 of amortization expense for the three and nine months ended January 31, 2004, respectively. Software amortization expense is included in cost of sales. In addition, the Company capitalized approximately $514,000 and $1.4 million of software development costs for the three and nine months ended January 31, 2005, respectively compared to $363,000 and $1.2 million that was capitalized for the respective prior year periods.

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

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow. On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement ("Agreement") with Comerica Bank, which superseded and replaced the Company's previous Agreement with the Bank dated May 17, 2002. Under this Agreement, the Bank will provide the Company with a $6 million revolving line of credit. The Company's borrowing limit is no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous bank Agreement. Any principal outstanding under the Agreement will bear interest at a rate equal to the Bank's prime rate less .5%. The Agreement is unsecured and terminates on August 1, 2007, the date on which payment of any amounts owing under the Agreement are due. The Agreement contains standard events of default and affirmative and negative covenants, which include the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as its current assets and liabilities. As of January 31, 2005, the Company had no borrowings outstanding under its $6 million revolving credit loan agreement.

The Company's cash and investment balances have decreased approximately $2.2 million during the nine months ended January 31, 2005, which is primarily due to the significant investments it is making in its software and new business strategy as well as the timing of the majority of the Company's annual support billings, which are sent out in December and January annually The Company anticipates that its line of credit, together with its existing cash of approximately $7.9 million, and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The third quarter of fiscal 2005 was the Company's 14th consecutive quarter with no bank debt. However, the Company did execute a $1.1 million note payable in connection with its acquisition of VisiCraft Systems, Inc. (see Note 5). Payments of $300,000 are required by the Company on November 1, 2005, 2006 and 2007. The final payment of $208,000 is due on November 1, 2008. All of these payments include interest.

On October 14, 2004, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the expired one-year repurchase program, which had been approved on October 13, 2003. The Company repurchased 7,000 shares on the open market under this program for $56,000 in December of 2004. Between October 10, 2002 and October 13, 2003, the Company repurchased a total of 59,450 shares of its common stock for approximately $371,000 under the 2002 program.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its revolving credit loan agreement. As of January 31, 2005 there were no borrowings outstanding under this agreement. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

As of January 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 31, 2005.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the third quarter of fiscal year 2005 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

11/01/04 to 11/30/04	--	--	--	$ 500,000
12/01/04 to 12/31/04	7,000	$8.00	7,000	$ 444,000
01/31/05 to 01/31/05	--	--	--	$ 444,000

Total	7,000	$8.00	7,000	$ 444,000

(1)

On October 14, 2004, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the expired one-year repurchase program, which had been approved on October 13, 2003. All shares repurchased during the period covered by this report were repurchased pursuant to this program.

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

4.4

The Company has certain long-term debt instruments outstanding and agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries to the Commission upon request.

10.1	Revolving Credit Loan Agreement with Comerica Bank, dated January 14, 2005.

10.2	Form of Non-Qualified Stock Option Agreement.*

10.3	Form of Incentive Stock Option Agreement.*

10.4	Form of Restricted Stock Agreement for Non-Employee Directors.*

10.5	Form of Restricted Stock Agreement for Employees.*

10.6	Fiscal 2005 Annual Incentive Plan for Employees.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________
*Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: March 16, 2005	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: March 16, 2005	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997, between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

4.4

The Company has certain long-term debt instruments outstanding and agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries to the Commission upon request.

10.1	Revolving Credit Loan Agreement with Comerica Bank, dated January 14, 2005.

10.2	Form of Non-Qualified Stock Option Agreement.*

10.3	Form of Incentive Stock Option Agreement.*

10.4	Form of Restricted Stock Agreement for Non-Employee Directors.*

10.5	Form of Restricted Stock Agreement for Employees.*

10.6	Fiscal 2005 Annual Incentive Plan for Employees.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________
*Management contract or compensatory plan or arrangement.