Form 10-K
period 2005-04-30
MANATRON INC
filed 2005-07-15
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission File Number: 0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 East Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 (Zip Code)

Registrant's Telephone Number, Including Area Code: (269) 567-2900

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None Securities registered pursuant to Section 12(g) of the Securities Exchange Act:
Common Stock, No Par Value (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes         No   X

The aggregate market value of the registrant's common equity held by nonaffiliates of the registrant based on the last sale price of such common equity on October 31, 2004 (which was the last business day of the registrant's most recently completed second fiscal quarter) was approximately $26,549,037.

As of July 15, 2005, 4,504,127 shares of the registrant's Common Stock, no par value, were outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant's annual meeting of shareholders to be held Wednesday, September 7, 2005, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements about the plans, strategies, objectives, goals or expectations of the Company. These forward-looking statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the computer software and service business, worldwide economics and the Company itself. These forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve important known and unknown risks, uncertainties, assumptions and other factors that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Some of these statements can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should," "will" and similar expressions or words. The Company's future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from what may be discussed in forward-looking statements, including:

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

          This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K. However, this list is not intended to be exhaustive; many other factors could impact the Company's business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although the Company believes that the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, the Company cannot provide any guarantee that the anticipated results will be achieved. All forward-looking statements in this Annual Report on Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. In addition to the risks listed above, other risks may arise in the future. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

          Today, the Company designs, develops, markets and supports a suite of integrated assessment, recording, property tax, eGovernment and GIS software products for county, city and township governments. Manatron's products support back-office processes for these government agencies and facilitate the broader business processes via eGovernment and Internet features, such as Internet payments and mortgage lender integration, targeted at the needs of taxpayers and industry professionals. The Company also provides mass appraisal services, assessing residential, commercial and other types of properties to ensure updated and equitable property valuations. The Company is headquartered in Portage, Michigan and has offices in California, Florida, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Tennessee and Virginia. As of April 30, 2005, the Company served approximately 1,300 customers in 28 states and three Canadian territories.

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

          For financial information regarding the Company, see the financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

Products

          Historical Perspective

          The Company's legacy software product portfolio consists of nearly 75 distinct products that are used by auditors, assessors, treasurers, recorders, clerks and other elected officials in local government markets. This software portfolio, which had grown to nearly 250 as a result of several acquisitions during the last 15 years, has been significantly reduced as a result of the Company's recent strategic decision to focus its efforts and direction on those software products and services that are primarily related to property taxation and assessments.

          The Company had built its product portfolio using several different programming tools, including COBOL, Basic, Clipper, FoxPro, Uniface and Admins. This variety of tools was a result of technology improvements over time, as well as different decisions made by the various businesses that were acquired by the Company. These products utilize several different operating system platforms, including VMS, OS/400, MS-DOS and Microsoft Windows. Supporting this quantity of software products and variety of platforms is complex. As a result, the Company has focused its new product development activities on building a comprehensive suite of full life-cycle property applications known as the Manatron Government Revenue Management™ (GRM™) suite. With this new suite of products, the Company seeks to provide local governments with advanced technology and usability features allowing them to more efficiently serve their taxpayers and other constituents.

          Technology

          The Company has made a number of strategic platform decisions to ensure that its next-generation products are built using common technologies and to leverage the technical expertise from the internal and external resources it utilizes. While the product life-cycles vary from jurisdiction to jurisdiction, the Company has historically found that the life of products for local government ranges from 10 to 20 years.

          The Company is building its new software products with certain, specific design themes. One important theme is database independence. Recognizing that its customer base has some level of built-in commitment to database technologies of choice, the Company has decided to support the popular relational database engines, such as Microsoft SQL Server, Oracle and DB2 and has clients running in all of these environments. The Company continues to support existing Informix clients, as well.

          With respect to operating environments, the Company's new software products are built to run on Microsoft operating system platforms, specifically the .NET Framework. Microsoft is the most common platform currently being used in the local government market. While the Company will support additional operating systems, such as IBM AIX and Sun Solaris for the relational database engine, the user interface and business rules components are being built for Microsoft Windows Server platform, the .NET Framework and Internet Information Server (web) platforms.

          The Company's product development teams now use a limited set of programming tools when building new products. In particular, Microsoft Visual Studio (C# and Visual C++) is the primary programming tool. The Company's analysts document certain designs in models and XML structures. Reporting is developed using an industry-leading reporting toolset, Crystal Reports from Crystal Decisions, along with the use of Microsoft Office technology. All web-based applications are being built on this same platform. The Company also anticipates that integrated Geographic Information Systems (GIS) technology, representing a spatial view of the GRM™ data, will be demanded more in the market as local governments continue to upgrade their legacy systems. As such, the Company is integrating GIS technologies from industry-leading providers such as ESRI and Intergraph with its products to provide those features.

          iFramework

          The Company's technology framework initiative, iFramework, provides a shared technical platform for all products in the GRM™ suite. iFramework is built on Microsoft's .NET Framework and provides a robust, long-term operating platform for all of the Company's products. In practice, it is a pseudo-4GL targeted to provide a common infrastructure, look and feel, and to increase the productivity of its product development teams. In the future, the Company may choose to market the iFramework platform to specific, targeted clients to allow them to extend/customize their implementation of the Company's applications. This decision will be based on market demand and associated costs of doing so.

          This limited and standard tool set along with technical productivity gains provided by the common, iFramework tool set, allows the Company's development teams to focus on solving business problems rather than constantly learning new programming skills. It also enables them to build and leverage re-usable components. The result of this strategy is expected to be a suite of products that are interoperable with other systems (such as desktop productivity applications, partner applications, state-sponsored systems, separate and disconnected systems via XML-based web services, and custom-written applications), a set of products that integrate tightly with the customers' operating environment, and a development force that is more productive and quickly able to bring new product features and extensions to market. In addition, the Internet-centric design of iFramework will also enable the Company to offer a "software as service" model utilizing a completely hosted application service provider (ASP) solution; although, it remains unclear whether local governments will accept a hosted model for their mission-critical applications. The Company has applied for patents on its iFramework toolset.

          The following is a general description of the features and functionality of the Company's major software product groups that it continues to develop or has made arrangements to resell. The Company specializes in keeping its application software in compliance with the varying requirements of state statutes. New development is primarily focused on the ongoing development of the GRM™ software products and continuing to enhance and extend the suite as a whole. In connection with this effort, the Company plans to continue to rationalize its product portfolio as existing customers migrate to the new products, further leveraging costs across the organization.

          Manatron GRM™ Products

          As pressure mounts on local government to improve services and reduce costs, previously isolated departments are faced with doing more with less. By integrating Recording, Tax Billing and Collection, Assessment and GIS, Manatron's GRM™ suite of software allows the various departments to work together to achieve efficiencies and improve service. As a result, the Company has been re-engineering its entire property suite of software into an Enterprise Resource Planning (ERP) type application suite for local government. Manatron's GRM™ software encompasses the Administration, Taxation, Assessment or Valuation, Recording and Mapping (GIS) of real and personal property. Clients can use the entire suite or opt to purchase only specific modules to integrate with their existing systems. Consistent with the technology process described previously, Manatron's GRM™ software uses iFramework, component-based development and object-oriented analysis, design and programming. Manatron's GRM™ software is designed from the ground up to be an integrated property management application. Its architecture is based on the Microsoft operating system and platform, and is designed with inherent interoperability with other Microsoft Windows-based applications, such as Microsoft Office. Manatron's GRM™ software products are designed with database independence and have an n-tier architecture giving them broad scalability options and inherent Internet interoperability.

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

          Manatron Tax maintains multiple tax years, provides extensive security, and automates settlements, balances and roll-overs. Manatron Tax also manages real, personal, mobile homes, mineral, motor vehicle and special assessments. It includes "On-line" and "What's This?" help, and provides easy-to-use "Wizards" and workflow to guide the user through multi-step or infrequently used processes. Manatron Tax provides user-defined tax units and rate tables, tracks property splits, combinations and transfers, and allows comprehensive searches and inquiries. It also automates delinquencies, tax sales, interest and penalty calculations, and incorporates a built-in report writer. Manatron Tax was initially deployed in Indiana in January 2000 and is currently being used in nearly 70 jurisdictions in six states. The Company continues to implement new clients and enter new markets with Manatron Tax. The latest version of Manatron Tax, version 8, has been re-expressed on iFramework and is 100% browser-based. Version 8 has included significant improvements in flexibility aimed at further reducing the time to enter new markets.

          Appraisal or Valuation

          Manatron Computer Automated Mass Appraisal (CAMA) is a Microsoft Windows-based property appraisal software product. It features a highly productive, integrated sketch package and an accurate valuation engine for calculating property values. Manatron CAMA is one of the most widely deployed, nationally recognized CAMA software products available today. It is presently being used in approximately 300 appraisal jurisdictions in 21 states and three Canadian territories. The underlying architecture and database independence allows Manatron CAMA to run efficiently in a variety of configurations. Manatron CAMA offers the traditional approaches to value, including the cost, market and income approaches, and conforms to national and international standards. It encapsulates advanced CAMA technology, provides integrated GIS features and integrates hearing scheduling and certified roll maintenance, while adhering to the CAMA business rules. As Manatron CAMA is extended into new geographies, the product team is leveraging new features in iFramework, as well as innovative designs from its subject matter experts to further nationalize the product, thereby reducing time to market for new states and on-going support costs.

          Recording

          Manatron Recorder is a national application that meets the indexing, recording and retrieval standards for numerous types of documents, including deeds, mortgages, UCC financing statements, liens, vital records and military discharges in one simple-to-use application. Manatron Recorder includes receipting, cashiering, indexing, integrated imaging, workflow analysis, accounts receivable, escrow, public-inquiry and Internet access. It supports a variety of operating systems, hardware platforms, network configurations and relational databases. In addition, Manatron Recorder supports the storage of many types of data elements, including grantors and grantees, legal descriptions, associated document references, property addresses, parcel identification numbers and user defined data fields, as needed. County officials no longer have to look up records one at a time by party name or approximate time frame with the robust inquiry system that comes with Manatron Recorder. Rather, documents can be located by many different methods, including name, book, page or instrument number, platted or unplatted description, lot number, parcel number, property address, consideration amount, and index and date range. Manatron Recorder is currently being used in approximately 65 Register of Deeds offices in seven states with efforts in additional new states currently underway.

          Mapping/GIS

          The Company also has extensive GIS experience and accordingly, has built its property tax and assessment software so that the property data is spatially enabled for data analysis, property assessment calculations (for items such as agricultural soil use valuation) and general data validation. The Company views GIS as an inherently critical feature for its product line as a critical mass of the market has already invested heavily in creating an electronic GIS database and now seeks to make use of that investment.

          The Company has created partnerships with successful GIS vendors in order to offer these features and capabilities as part of the Manatron GRM™ software suite. The Company also expects to continue working closely with these GIS vendors so that it can offer competitive products to its customers and publish open standards that will enable other qualified GIS vendors to integrate their own GIS technology with Manatron's GRM™ suite of software.

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

          Manatron eGovernment products are currently being used by over 100 clients in 13 states. In addition, the Company hosts the data for the majority of this customer base. The key modules are:

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

          Sale of Product Lines

          Effective May 29, 2003, the Company sold its Financial product line and related business to N. Harris Computer Corporation. As a result of the sale, Harris now owns all of the Fund Accounting, Payroll, Utility Billing and related financial software that Manatron had developed or acquired over the last 15 years, including the Open Window Series products, UB5, the ATEK legacy financial products, the Sabre legacy financial products and the SDS Administrator financial software. See Note 9 of the Notes to Financial Statements for further details.

          Effective May 31, 2004, the Company sold all of the assets of its Judicial product line to MAXIMUS, Inc. As a result of the sale, MAXIMUS now owns all Gavel and WRITS products, including case management, court accounting, prosecution management, probation tracking, jury management, child support and related judicial software. See Note 9 of the Notes to Financial Statements for further details.

          Purchase of Visicraft Systems, Inc.

          Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. and assumed the support and maintenance obligations of its software contracts. Founded in 1999, VisiCraft had contracts for its Windows-based VCS Property Tax Collection System with 23 counties and three cities in Georgia. See Note 10 of the Notes to Financial Statements for further details.

Services

          In connection with the installation of its "turn-key" systems, the Company provides ongoing hardware integration and maintenance, software support, project management, implementation services, conversions, training and other customer services. The Company typically maintains an office in each region or state where it has a significant nucleus of customers, so it can more effectively respond to their needs. Each regional office includes customer service personnel who are able to assist with the installation of the Company's "turn-key" systems and provide technical support on site before and after the installation. The Company also has a number of customer service employees who work out of offices in their homes. In addition, Company personnel respond on a daily basis to customer telephone inquiries regarding the use of Manatron systems. A number of these regional offices also are staffed with employees who are trained to identify and respond to customers' hardware and other technical inquiries.

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

          In connection with providing these appraisal services, Manatron has teamed with Mobile Video Services, Inc. of North Kansas City, Missouri to jointly market "appraisal data verification +" (ADV+) services. ADV+ is a service that provides an inexpensive alternative to "walking around" or

"remeasuring" every property while adding valuable photographic, x,y coordinate and address verification to the assessment file. This process can be done in conjunction with state-mandated reappraisal projects. Alternatively, the process can be utilized to verify existing assessment data, combining it with property address verification for 911 or emergency management use, x,y coordinate linkage to GIS systems, and to provide a street-level digital photograph of each improvement.

          Manatron also has a marketing alliance with Pictometry International Corp., a Rochester, New York provider of a patented information system that captures digital aerial oblique and orthogonal images, as well as related software. Under this agreement, both companies collaborate on joint projects for systems, services, and software integration of technology from both firms, providing a strong, value-added solution for property appraisal applications. Pictometry's industry-leading software enables users to quickly and easily access up to 12 different high-resolution views of any property, building, highway, landmark or other feature in a county. Pictometry software also enables end users to obtain measurements directly from the georeferenced imagery, as well as insert GIS content and other data, which makes it invaluable in the property appraisal process. Pictometry technology is also being integrated into Manatron's CAMA software to provide rapid retrieval of key property data and images.

Marketing

          The Company has been aggressively focusing its marketing efforts on positioning a single, consolidated brand image of its name, Manatron. This includes media advertising in select industry-specific publications, targeted direct mail, sales generation programs and participation in tradeshows and conferences. All aspects of the Company's name, products and marketing strategy reflect this new focus. The Company also develops user groups and provides industry and product research. The Company's marketing personnel are also responsible for the development of product literature, newsletters, presentations and seminars for prospects and customers. In cooperation with the sales and business development function, the product marketing department also assists in responding to requests for proposals.

Sales and Business Development

          The Company primarily markets its products through a direct sales force who work out of the corporate, regional or home offices in California, Florida, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Tennessee and Virginia. Manatron continues to invest in organic business development activities across the country. This past year, the Company initiated a business development strategy that focused on organic growth in three distinct market segments. In the Company's core markets, emphasis is on customer retention and market share improvement via improved account management functions focusing on customer delight. In addition, emphasis is on providing outstanding software support, excellent customer care, continuous updates to technology and product enhancements based upon evolving customer needs and software functionality.

          In the Company's growth markets, a strategy of rapid market expansion is being employed by leveraging initial successful key customer implementations across the market as a whole. In this market segment, emphasis is on selling the value proposition of an experienced and proven Company with a national presence, financial stability, superior technology, a modern solution to solve customer needs in that particular market and excellent customer care. Basic business development activity is planned and measured in terms of new customer contacts, demonstrations, implementation planning and rapid increase of market share.

          The Company's emerging market emphasis starts with an evaluation of the new market. The competitive landscape, product fit, funding availability and the ability to win more than one or two clients are key factors that the Company considers when evaluating new markets. Investment in business development activity begins with discovery meetings with key prospects to gain an understanding of product requirements and specific common value propositions to the market. An emphasis is made to identify early, those jurisdictions with strong leadership capabilities that are looking for a new integrated commercial off-the-shelf solution for Real and Personal Property Tax Billing and Collection and CAMA. The goal of the emerging market is to quickly identify, contract, and implement one or two successful installations and then migrate the market from an emerging market to a growth market to cost effectively exploit the market potential as quickly as possible.

          Currently, Manatron has focused its sales and business development activities into three core markets, nine growth markets and six emerging markets for its integrated GRM™ suite of software and related services. In fiscal 2005, the Company added three additional sales executives and currently plans to add up to three more in fiscal 2006.

Customer Base

          The Company's customers are primarily county, city and township governments in the United States. Revenue derived from Canada, which is the only other country in which the Company has customers, has accounted for less than 1% of the Company's total revenues for each of the last three fiscal years. As of April 30, 2005, the Company's 1,300 customers in 28 states and three Canadian territories were located in approximately 355 counties, 155 cities and 305 townships. There are approximately 3,000 counties, 19,000 cities and 16,000 townships in the United States. Within each of these governmental units, the Company generally works with elected officials such as tax collectors, auditors, treasurers, assessors, recorders and clerks. The Company's sales are highly dependent on the quality of the relationships it has with these elected officials within each county, city and township government, as well as their demand for its products and services. The Company does not believe that the loss of any single customer would have a materially adverse effect on the Company; however, a material decline in the Company's sales to various governments could have such an effect.

Competition

          Competition for the Company's software, related services and mass appraisal services is intense. The Company competes primarily on the basis of its name recognition, financial stability, industry expertise, technology, range and quality of products, reputation for providing excellent customer service and its commitment to its core values.

          The Company's competitors are stratified into two distinct groups. The first group consists of small local software and service firms, which offer price competitive solutions or have developed long-term relationships with key governmental officials. Generally, these smaller firms do not have a significant infrastructure and thus have lower overhead costs in their business model. In addition, their focus is often only on one state and the smaller less-sophisticated jurisdictions within that state. In addition, many of these small local competitors do not offer integrated solutions and interface their product to other Property Systems within the state.

          The second group of competitors that the Company also competes with is a smaller group of larger, national, companies such as Tyler Technologies, Inc., NovaLIS, Colorado CustomWare, ASIX, Patriot, STI and Associated Computer Systems, Inc.. The Company would be adversely affected if a large computer manufacturer, technology or professional service firm such as International Business Machines Corporation, Accenture Ltd., Bearing Point, Inc., Electronic Data Systems Corporation or Peoplesoft, Inc. were to decide to develop software for Real and Personal Property Tax Billing and Collection and Property Assessment. Furthermore, application software also is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products. In addition, because there are now new tools and technologies available to speed up the development of software at reduced costs, increased price competition may be expected in the future.

          Although state and local governments traditionally have lagged behind both the federal government and the private sector in computer automation, the application of microcomputer and personal computer technology to local governmental units recently has been subject to rapid development and change. The ability of the Company to develop new application software programs utilizing browser technology is critical to its ability to compete successfully. Manatron regularly reviews and updates its software to meet the needs of its customers and to ensure that the software can be utilized in connection with the new technologies that are available. In addition, the ability of Manatron to win new business and to successfully implement it on a timely basis, are additional critical success factors.

          The most significant barriers to entry into the Company's market are subject matter expertise, legislative requirements by state and/or country, unique competitive bid processes, bonding requirements, relationships with customers or prospects and qualified personnel needed to design and develop software for the unique needs of local government.

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands and the needs of its customers. Manatron emphasizes research and development and has been investing significant amounts of its revenue for the last three years to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to the design, development, testing and deployment of computer software. Systems programming and support costs charged to expense were approximately $7.8 million, $6.4 million and $5.7 million for the fiscal years ended April 30, 2005, 2004 and 2003, respectively. These amounts include the annual amortization expense associated with software that has been capitalized, which was $1.5 million for fiscal 2005, $1.2 million for fiscal 2004 and $872,000 for fiscal 2003. In addition, the Company capitalized approximately $2.1 million, $1.6 million and $1.3 million of computer software development costs during fiscal 2005, 2004 and 2003, respectively.

          Manatron has continued its investment in its GRM™ software suite, including the iFramework toolset during fiscal 2005. A major goal is to have innovative software with a robust technology direction that supports emerging open standards, including XML-based web-services, true thin-client design, as well as support for the "Smart Client" initiative of Microsoft and other industry groups. Another goal is to produce a robust, highly-scalable, feature-rich suite of products built on a common, reliable, scalable architecture centered around Microsoft's .NET platform with inherent Internet capabilities. Through these efforts, the Company seeks to provide a product that it can deploy across its entire client-base and into new geography. The Company may also pursue new market segments based on an ASP model and, accordingly, has been investing in that capability as well.

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

Backlog

          At April 30, 2005, the Company's backlog of orders for hardware, software and services (including mass real estate appraisal) was approximately $23.5 million, compared with approximately $29.3 million at April 30, 2004. This backlog value does not include recurring revenue associated with monthly, quarterly and annual support, printing and maintenance contracts, which currently stands at approximately $16.4 million and was 41% and 45% of net revenues for fiscal 2005 and 2004, respectively. Backlog for the Company's software and services business can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns and lengthy sales cycles in this market. Accordingly, a comparison of backlog from quarter to quarter is not necessarily informative and may not be indicative of eventual actual shipments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the Company's backlog of orders.

Intellectual Property

          The Company regards certain features of its operations, products and services to be confidential and proprietary and relies on measures such as contractual restrictions and trade secret laws to protect its intellectual property. Due to the rapid rate of technological development in the computer software industry, the Company believes that protection of intellectual property is less important than the knowledge, ability and experience of the Company's employees, frequency of improvements and timeliness and quality of support services. The Company does not have any patents; however, it does have two patents pending associated with its iFramework toolset.

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

Employees

          As of July 1, 2005, the Company had 348 full-time employees, 37 duration employees and 20 temporary employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees. An approximate breakdown of the Company's full-time employees is as follows:

Administrative	8%
Development	26%
Sales and Marketing	5%
Service and Support	36%
Appraisal	25%
TOTAL	100%

Item 2.	Properties.

          The Company's principal executive and administration offices are located in a building owned by Manatron in Portage, Michigan, which consists of approximately 50,000 square feet, a portion of which is subleased to a non-affiliated business. The Company leases office space in Florida, Georgia, Illinois, Indiana, Michigan, North Carolina and Ohio. Rental payments for the Company's leased office space for the fiscal year ended April 30, 2005, totaled approximately $856,000.

          Management considers all of its offices to be well maintained, in good operating condition and suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings.

          The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. While the ultimate effect of such litigation cannot be predicted with certainty, management believes that the liabilities resulting from these proceedings, if any, will not be material to the Company's financial position or results of operations. See Note 11 to the Financial Statements for additional information concerning legal proceedings, contingent liabilities and guarantees involving the Company, which is incorporated herein by reference.

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

          Mary Gephart (age 46) has been Vice President of Human Resources and Administration since July of 2002. Ms. Gephart joined the Company in 1994 as the Manager of Human Resources and served in that position until 1998 when she was promoted to Director of Human Resources. In July of 2000, Ms. Gephart was promoted to Vice President of Human Resources and in July of 2002, Administration was added to her title. She is primarily responsible for directing and coordinating human resources activities, such as employment, compensation, employee relations, benefits, training and employee services.

          Krista L. Inosencio (age 31) has been Chief Financial Officer since July of 2002. Ms. Inosencio joined the Company in March of 2000 as the Director of Accounting and Finance. Prior to joining the Company, Ms. Inosencio was employed by Arthur Andersen LLP, an accounting firm, and worked in the audit division from 1995 through 2000. She is primarily responsible for accounting, banking, corporate governance, insurance, financial reporting, securities compliance and taxes.

          G. William McKinzie (age 39) has been Chief Operating Officer since July of 2002. Mr. McKinzie joined the Company in April 2002 as an Executive Vice President. From 2001 to 2002, Mr. McKinzie served Kellogg Company, a producer of processed foods based in Battle Creek, Michigan, as Vice President of Information Services for Kellogg Company's international operations. From 1996 through 2000, Mr. McKinzie also served as Vice President and Chief Information Officer of both Kellogg's European operations based in the United Kingdom and its Latin American operations based in Mexico. Mr. McKinzie is primarily responsible for product development, implementation, delivery and support.

          Early L. Stephens (age 42) has served as Chief Technology and Marketing Officer since October of 2003. Mr. Stephens rejoined the Company in June 1996 as its Chief Technology Officer. Mr. Stephens originally joined the Company in 1986 and worked as a programmer/analyst until 1988.  From 1988 until June of 1996, Mr. Stephens was a Project Manager in the Management Information Systems department at Western Michigan University where he successfully led the migration from legacy software applications to client/server and web-based applications.  Mr. Stephens is primarily responsible for all software marketing, product management, including application design and marketing strategy, and the establishment of technology standards for the Company's products and services.

          Marty A. Ulanski (age 46) has been Vice President of Sales and Business Development since July 2003. Prior to joining the Company, Mr. Ulanski worked for Spartan Stores, Inc., a grocery retailer and distributor, where he served as the Senior Director of Application Development from 2000 to 2003 and the Director of Retail Information Technology Services from 1999 to 2000. Mr. Ulanski is primarily responsible for building a national sales team to effectively execute the Company's growth and account management strategies.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

          Manatron's common stock is traded over-the-counter and is regularly quoted on The NASDAQ Small Cap Market under the symbol "MANA."

          The following table shows the range of high and low bid information reported by The NASDAQ Small Cap Market for the fiscal years ended April 30, 2005 and 2004:

	2005		2004
Quarter	Low	High	Low	High

May - July	$7.35	$10.50	$6.94	$9.10
August - October	7.02	9.68	6.00	8.19
November - January	7.72	9.69	7.60	8.93
February - April	7.75	9.80	7.58	9.75

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

          As of July 1, 2005, the Company's common stock was held by approximately 1,500 shareholders, approximately 200 of which were record holders.

          See Item 12 of this Annual Report on Form 10-K for information regarding the Company's equity compensation plans, which is incorporated herein by reference.

          The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal year 2005.

Item 6.	Selected Financial Data.

          The following table sets forth selected financial data of the Company for the last five fiscal years. It has been derived from and should be read in connection with the Company's Financial Statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K or in Forms 10-K previously filed by the Company. Certain reclassifications have been made to the fiscal 2001 through fiscal 2004 selected financial data to conform to the fiscal 2005 presentation.

	2005	2004	2003	2002	2001
Fiscal Years Ended April 30:

Net revenues	$40,154,825	$38,455,296	$40,387,265	$41,131,718	$41,126,586

Gross profit	17,512,270	17,749,540	17,369,526	15,332,683	13,477,302

Income (loss) from operations	1,335,662	2,794,799	2,063,113	603,059	(860,947)

Net income (loss)	2,365,654	4,585,705	1,510,322	227,714	(940,630)

Basic earnings (loss) per share	.57	1.15	.40	.06	(.27)

Diluted earnings (loss) per share	.53	1.06	.38	.06	(.27)

At April 30:

Cash and short-term investments	$8,444,195	$10,125,370	$10,349,165	$5,648,184	$700,840

Total assets	37,801,200	32,882,639	31,330,567	27,851,272	25,851,143

Shareholders' equity	23,640,545	20,295,953	15,050,582	12,423,266	11,140,522

Long-term debt(1)	807,686	--	--	--	--

Book value per share(2)	5.28	4.75	3.64	3.11	2.95

(1)

The long-term debt reflected in this table consists solely of a note payable executed by the Company in connection with its November 2004 acquisition of VisiCraft Systems, Inc. The Company had no other long-term debt during the period covered by the table.

(2)	Book value per share was calculated by dividing total shareholders' equity by the sum of total shares outstanding and total shares pending issuance at the respective year ends.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following section provides a narrative discussion about Manatron's financial condition, changes in financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

          The Company enters into contracts with customers to license or sell application software; third-party software, hardware, related professional services, such as installation, training, data conversions and post-contract support and maintenance (PCS) services, and various appraisal services.

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

          For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2005 and 2004, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were not material.

          Since the timing of billings does not always coincide with revenue recognition, the Company reflects Revenues Earned in Excess of Billings and Retainages, as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period, as reflected in the accompanying balance sheets.

          Reserves against Accounts Receivable and reserves against Revenues Earned in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2%, as well as a specific provision for accounts the Company believes will be difficult to collect. Because of the nature of its customers, which are predominantly governmental entities, the Company does not generally incur losses resulting from the inability of its customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services provided and request a reduction to the aggregate contract price. Management reviews significant past due accounts receivables on a quarterly basis and the related adequacy of the Company's reserves. As of April 30, 2005 and 2004, the Company's reserves for uncollectible accounts receivable and revenues earned in excess of billings and retainages were $626,000 and $969,000, respectively.

          The Company's contracts do not typically contain a right of return or cancellation. For those that do, management reviews the adequacy of the Company's reserves for returns or cancellations on a quarterly basis. As of April 30, 2005 and 2004, these reserves for returns were not material.

          Notes Receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes ranges from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, as the contract terms are fixed and determinable, and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. In addition, certain of the Company's contracts with customers include lease terms which meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards No. 13, "Accounting for Leases." However, the Company's leasing activities are not a material part of its business activities and, accordingly, are not separately presented in the accompanying financial statements.

          The Company has approximately $4.9 million of goodwill recorded as of April 30, 2005 related to prior acquisitions. As more fully described in Note 2 of the Notes to Financial Statements, a new accounting standard adopted in fiscal 2003 requires that goodwill be reviewed for impairment at least annually and as indicators of impairment occur. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. The annual tests performed by the Company indicated that no impairment of goodwill has occurred.

          As more fully described in Note 1 of the Notes to Financials Statements, the Company capitalizes software development costs incurred subsequent to the establishment of technological feasibility on a specific software project. This intangible asset is amortized over an estimated useful life of not greater than three years. The unamortized balance of capitalized software is reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable by calculating the net realizable value for each respective product. The net realizable value is the estimated future gross revenues from a product reduced by the estimated future costs of completing and disposing of that product. Changes in forecasted operations, driven primarily by market trends and customer demand, can materially affect the estimates of net realizable value.

Results of Operations: Fiscal Year 2005 Compared to Fiscal Year 2004

          The Company's business is primarily focused on providing software and services to enable local governments in North America to completely, fairly and efficiently assess real and personal property as well as bill and collect the related taxes from its citizens. The Company's software manages the entire property life cycle, which includes deed recording, mapping (GIS), assessment, tax billing and collection, tax sales and e-government.

          The Company's revenues are generated from software license fees, hardware sales, forms and supply sales, and various related professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing. A substantial portion of the Company's revenues are also generated from appraisal services, which include mass real estate appraisals, revaluations and other appraisal-related consultative work.

          For simplicity purposes, many of the numbers described below are rounded; however, the percentage variations are based upon the actual amounts, which can be found elsewhere in this annual report.

          Total net revenues of $11.8 million for the three months ended April 30, 2005 were 4.3% higher than the $11.3 million of net revenues reported for the prior year fourth quarter. Total net revenues for the year ended April 30, 2005 also increased by 4.4% to $40.2 million versus $38.5 million for the year ended April 30, 2004. The following paragraphs explain the components of the Company's revenues and the reasons for the net increases in more detail.

          Application software license fees increased by $333,000 to $2.8 million for the three months and by $1.5 million to $6.5 million for the year ended April 30, 2005, compared to the respective prior year periods. Related professional service revenues decreased by $313,000 to $1.9 million for the three months ended April 30, 2005 versus the prior year fourth quarter and increased by $769,000 to $6.5 million for the year ended April 30, 2005 versus the prior year. The increases for the year are primarily due to the recognition of license and service revenue on several new projects, including Gwinnett County, Georgia, Duval County, Florida, the Arizona Department of Revenue, Davidson County, Tennessee and the City of Virginia Beach, Virginia.

          Software license fees and related professional service revenues can vary significantly from quarter to quarter or year to year, as they are primarily driven by the Company's backlog, new sales and the timing of the related software installations and implementations. In addition, many of the larger and more complex jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than a year to fully implement and a number of these contracts are accounted for using the percentage of completion method, which results in the license revenues being recognized over the implementation period.

          As noted in previous filings, the Company went live with the Assessment Administration, Personal Property, ProVal and Records components of its new GRM™ product in Gwinnett County, Georgia during the second quarter of fiscal 2005 as part of its Phase One delivery of that project. This was a significant milestone that also contributed to the increase in software license fees and professional service revenues during the second quarter. The majority of the effort following this activity has been devoted to completing the Tax Billing, Accounts Receivable, Tax Accounting, Cashiering, Delinquents and Levy Management modules of the GRM™ suite, with which Gwinnett County will go live subsequent to the Company's fiscal year end. Since this contract is being accounted for under the percentage of completion method, there was approximately $774,000 of additional revenue recognized during the fourth quarter of fiscal 2005 from this project. There is approximately $670,000 of additional revenue on this contract that will be recognized in fiscal 2006 as this contract is completed.

          The Company installed Manatron Tax and began the implementation of this software in the Duval County Tax Collector's office during the third quarter of fiscal 2005. This resulted in the recognition of approximately $600,000 of license and service revenue during the third quarter. As previously announced, this was a new contract with the City of Jacksonville, Florida that totaled $2.3 million over five years. An additional $122,000 of license and service revenue was recognized during the fourth quarter. There is approximately $367,000 of additional revenue to be recognized on this contract during fiscal 2006 as this project is completed.

          The Company began the implementation and installed its CAMA software for the Department of Revenue in the State of Arizona in fiscal 2005 resulting in approximately $900,000 of license and service revenue during the third quarter. The Company recognized an additional $118,000 of revenue during the fourth quarter associated with this implementation. As previously announced, this is the Company's first contract in Arizona, totaling $4.1 million over a seven-year period and covers all but three counties in the state. The continued execution of this project will positively impact fiscal 2006.

          As noted in previous filings, the City of Virginia Beach signed a contract in November for the Company's new GRM™ system totaling $4.5 million over six years. This is the first Manatron Tax account in Virginia and is also a new account for Manatron CAMA. The Company currently has 13 other cities and 16 counties in Virginia using Manatron CAMA, which will be natural sales opportunities for Manatron Tax. This project began during the third quarter resulting in approximately $100,000 of revenue. Installation of the Company's CAMA software took place during the fourth quarter of fiscal 2005 resulting in approximately $405,000 of license and professional service revenue. The Company's Tax software is not scheduled for installation until fiscal 2006. As a result, the majority of the license fees and professional service revenue from this contract will be recognized in that year.

          The Company installed Manatron Tax and began the implementation of this software in the Davidson County Trustee's office during the fourth quarter of fiscal 2005. This resulted in the recognition of approximately $1.4 million of license and service revenue during the quarter. As previously announced, this was a new contract with the City of Nashville, Tennessee that totaled $3.2 million over five years. There is approximately $809,000 of additional revenue to be recognized on this contract during fiscal 2006 as this project is completed.

          The Company recently signed a contract with another county in Idaho for Manatron Tax. This is the fourth county in Idaho to contract with the Company for Manatron Tax during fiscal 2005. These four contracts total $1.6 million over five years. All four counties are current users of Manatron CAMA along with an additional 30 of the 44 counties in that state. Idaho is a new state and target market for Manatron Tax. As noted in previous filings, the Company has obtained approval from the State of Idaho for other counties to order off the same RFP that was used for the initial counties, which should shorten the sales cycle. These implementations are in process and resulted in approximately $93,000 of revenue recognition for the fourth quarter. These counties will go live with the same GRM™ software the Company is deploying in Gwinnett County, Georgia, Kenai, Alaska and the City of Virginia Beach during fiscal 2006.

          The Company also made additional progress within its core Ohio market during the fourth quarter and recognized approximately $945,000 of license and service revenue. Implementations of the Company's Tax and CAMA software began in Champaign County and Mahoning County during the second quarter of fiscal 2005 and implementations in Belmont County and Wood County began in the third quarter. Progress also continued on Cuyahoga, Delaware and Hamilton Counties.

          Appraisal services revenues increased by $464,000 to $2.1 million for the three months and by $591,000 to $8.3 million for the year ended April 30, 2005, versus the comparable prior year periods. The prior year total included $418,000 of non-recurring appraisal services revenues related to the settlement of the Allegheny County lawsuit noted in previous filings. Excluding this non-recurring event, the increase in revenues for the year would have been greater. These revenues vary primarily because of the cyclical nature of this business in Ohio and other markets. The Company has been executing its backlog of appraisal services contracts and is currently entering the soft part of the sales cycle. This will negatively impact revenues in fiscal 2006 provided the Company is unable to sign additional appraisal services work in other markets such as Florida, Indiana and Pennsylvania. Consistent with prior years, the Company will make the necessary changes to ensure that its costs of appraisal services are in line with anticipated revenues.

          The increases in software license and professional service revenues noted above were partially offset by the following items: First, the Company completed the divestiture of its Judicial product line effective May 31, 2004. This followed the divestiture of the Financial product line effective May 29, 2003. See Note 9 of the Notes to Financial Statements for further details on these transactions. These sales negatively impacted revenues for the three months and year ended April 30, 2005 by approximately $577,000 and $2.1 million, respectively. The fiscal 2004 fourth quarter included $594,000 of revenue associated with these product lines, while the fiscal 2005 fourth quarter only included $17,000 of revenue. The year ended April 30, 2004 included $2.4 million of revenue associated with these product lines, while the year ended April 30, 2005 only included $300,000. These divestitures did however result in substantial one-time gains of $2.2 million and $4.0 million for the years ended April 30, 2005 and 2004, respectively, as noted in the accompanying statements of income.

          Second, hardware and third-party software sales increased by $105,000 for the three months ended April 30, 2005, but decreased by $321,000 for the year ended April 30, 2005 compared to the same periods in the prior year. Hardware and third-party software sales totaled $373,000 and $1.2 million for the three months and year ended April 30, 2005, respectively, and $268,000 and $1.5 million for the three months and year ended April 30, 2004, respectively. The increase in the fourth quarter over the prior year is primarily due to the timing of several contract renewals within the Illinois market, which included new hardware and hardware upgrades. While the Company offers hardware and third-party software to those clients seeking a total solution from one provider, this will continue to be less of a focus as it is more of a commodity item with low gross margins. In addition, the Company has been pursuing contracts with larger jurisdictions who typically have dedicated staff and other channels to handle their hardware, networking and database requirements.

          The decisions to sell the Financial and Judicial product lines so the Company could focus more clearly on its core tax and appraisal business, as well as the decision to transition the Company away from a Value Added Reseller of hardware to a software and solutions provider are in line with the Company's business strategy. Furthermore, if you exclude the revenues related to the divestitures disclosed above, as well as the hardware and third-party software sales from both years, the Company's pro forma net revenues for the three months and year ended April 30, 2005 actually increased by 9.2% and 12%, respectively, versus the respective prior fiscal year periods.

          Third, the Company has been working as a subcontractor for Unisys for over a year to develop and implement a new Property Tax solution for the City of Baltimore. This is a multi-year project valued at approximately $5 million. The City identified a number of new requirements for the software just prior to the scheduled "go live" date in June 2004, which impacted the project. While the Company has been using the percentage of completion method to recognize revenue on this project, the "go live" date was a major milestone that would have triggered the recognition of additional revenue. As a result, no revenue was recognized on this project during the third or fourth quarters of fiscal 2005 and only approximately $800,000 was recognized during fiscal 2005. The Company has been working through change orders with Unisys and the City for these additional requirements and has received approval for approximately $1.3 million of work. This will result in additional revenue during the first and second quarters of fiscal 2006.

          Despite the improvements in software license fees and related professional service revenues during the second half of fiscal 2005, total net revenues for the year were still below the Company's expectations. While proposal activity is steadily increasing, sales for fiscal 2005 decreased to $20.2 million from $28.1 million for fiscal 2004. Much of this decrease was due to the cyclicality of appraisal services in Ohio as sales of software, hardware and related services was $17.3 million in fiscal 2005 compared to $18.8 million in fiscal 2004. More importantly, of the $17.3 million in software, hardware and related services that was signed during fiscal 2005, $11.6 million or 67% of this amount has been to new clients. Historically, the majority of the Company's sales have been to existing clients.

          The decrease in sales will negatively impact net revenues in fiscal 2006 and beyond provided the Company is unable to sign additional contracts in the near term. Now that the national election is complete and considering that the majority of local governments in North America are using legacy software and technology for their mission-critical property tax systems, the Company expects to see an upswing in purchasing over the next several quarters. Furthermore, a successful delivery of the Gwinnett and other GRM™ projects during fiscal 2006 should allow the Company to build significant momentum in the market going forward.

          The Company's backlog for software and related services decreased slightly from $15.9 million at April 30, 2004 to $15.6 million as of April 30, 2005. The backlog for appraisal services decreased from $13.0 million at April 30, 2004 to $7.9 as of April 30, 2005 due to the cyclicality of this business. As of April 30, 2005, recurring revenues stood at $16.4 million on an annualized basis or approximately 41% of total revenues.

          Cost of revenues increased by 18.7% from $5.3 million to $6.3 million for the three months ended April 30, 2005 and by 9.4% from $20.7 million to $22.6 million for the year ended April 30, 2005, compared to the respective prior year periods. The Company's salaries and benefits associated with those employees who left in connection with the Judicial and Financial product line divestitures noted previously were lower. In addition, costs of hardware and third-party software sales were also lower due to the decrease in the associated revenues noted previously. However, these reductions were offset by additional costs of revenues related to project managers and other personnel who were hired during fiscal 2005 to work on many of the significant new contracts recently awarded and currently underway. Secondly, salaries and benefits for customer service personnel increased over fiscal 2004, primarily due to annual raises and bonuses. Thirdly, the Company had to utilize subcontractors to assist with the execution of the Baltimore project, which contributed to significant cost overruns on that contract. Finally, software amortization expense has been increasing due to the Company's investments in its new GRM™ suite of software and was $1.5 million for fiscal 2005 versus $1.2 million for fiscal 2004.

          As a result of the increased cost of revenues, the Company's gross profit margin decreased to 47.0% for the three months ended April 30, 2005 compared to 53.4% for the prior year three month period. Gross margins decreased to 43.6% for the year ended April 30, 2005 versus 46.2% for the year ended April 30, 2004. The prior year included $418,000 of revenue with no associated cost related to the Allegheny settlement noted elsewhere in this report. Excluding this non-recurring item, the Company's gross profit margin for fiscal 2004 was 45.6%. Fluctuations in gross margins occur with changes in the mix and amount of revenue, as a large amount of the Company's cost of revenues are fixed. As the Company's revenues grow and the mix continues to positively shift toward more software business, the Company will be able to further leverage its fixed costs and expects to report a blended gross profit margin closer to 50%.

          Selling, general and administrative expenses decreased slightly to $4.4 million for the three months ended April 30, 2005 from $4.5 million in the prior year fourth quarter. These costs increased by approximately 8.2% or $1.2 million to $16.2 million for the year ended April 30, 2005 versus the prior fiscal year. The increase over the prior year is directly related to the Company's additional investment in its sales, marketing and product development activities as noted in prior reports. In addition, the Company has been building an infrastructure capable of supporting $10 to $12 million in quarterly revenues that will also be scalable to higher levels. There were several new roles created during fiscal 2004 and 2005 within these areas, which resulted in additional salaries and benefits for the year ended April 30, 2005. However, the Company's spending was under budget given that its revenues for the fiscal year were below expectations.

          Sales and marketing expenditures also increased over the prior year because the Company started investing in its new branding strategy, which is primarily focused on positioning the Company as a single entity with national expertise in the GRM™ market. The first quarter included additional costs for attendance and participation in the NACO (National Association of County Officials) and NACTFO (National Association of County Treasurers and Finance Officers) conferences in Phoenix. The second quarter included additional costs for the IAAO (International Association of Assessment Officers) conference in Boston. The Company unveiled this new strategy at these conferences. Included in this was the cost of new trade show booths, a new company logo and other materials, which the Company will be able to leverage in future periods. Finally, the Company has also been incurring costs to update its website and other marketing collaterals.

          Administrative expenses also increased because bad debt expense grew by $348,000 to $34,000 for the year ended April 30, 2005 compared to the prior fiscal year. In the prior year, bad debt expense was actually a credit as it included approximately $334,000 of recoveries associated with the Allegheny lawsuit settlement noted elsewhere in this report.

          As a result of the factors noted above, the Company reported income from operations of approximately $1.1 million for the three months and $1.3 million for the year ended April 30, 2005, compared to operating income of $1.6 million and $2.8 million for the respective prior year periods. Operating income for the prior year included a non-recurring favorable settlement from the Allegheny County lawsuit in the amount of $752,000.

          As more fully described in Note 9 of the Notes to Financial Statements, the Company recorded non-recurring gains of $2.2 million and $4.0 million for the years ended April 30, 2005 and 2004, respectively, on the sale of its Judicial and Financial product lines.

          Net other income for the three months and year ended April 30, 2005 was $85,000 and $274,000, respectively. These amounts are comparable to the $69,000 and $261,000 of net other income reported for the respective periods in the prior fiscal year. These amounts primarily consist of interest earned on the Company's cash balances, as well as rental income associated with leasing a portion of its corporate headquarters.

          The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 40.4% and 38.5% for the three months and year ended April 30, 2005, respectively, compared to 40.3% and 34.7% for the comparable prior year periods. The increase in the provision for the year ended April 30, 2005 is due to the inclusion of state tax expense for that year within the income tax provision, which was not the case in the prior year. In addition, the prior year provision also included a non-recurring favorable adjustment related to the Company's deferred state tax assets, which lowered the effective tax rate.

          The Company reported net income of $721,000 or $0.16 per diluted share for the three months ended April 30, 2005, compared to net income of $989,000 or $0.23 per diluted share for the three months ended April 30, 2004. Net income was $2.4 million or $0.53 per diluted share for the year ended April 30, 2005, and includes an after-tax non-recurring gain of $1.4 million (using an effective tax rate of 38.5%) or $0.31 per diluted share related to the sale of the Company's Judicial product line in May 2004. Net income was $4.6 million or $1.06 per diluted share for the year ended April 30, 2004, and includes an after tax non-recurring gain of $2.6 million (using an effective tax rate of 34.7%) or $0.60 per diluted share related to the sale of the Company's Financial product line in May 2003. In addition, the year ended April 30, 2004 included $752,000 of operating income related to the settlement of the Allegheny lawsuit noted elsewhere in this report. This non-recurring settlement positively impacted the prior year net income by $491,000 (using an effective tax rate of 34.7%) or $0.11 per diluted share.

          Diluted weighted average outstanding common shares increased by approximately 129,000 and 134,000 shares for the three months and year ended April 30, 2005, respectively, over the comparable prior year periods. These increases were primarily due to the issuance of shares in connection with the Company's Stock Plans and the exercise of stock options.

Results of Operations: Fiscal Year 2004 Compared to Fiscal Year 2003

          Total net revenues for the three months ended April 30, 2004 of $11.3 million increased by 7.3% compared to the $10.5 million that was reported for the three months ended April 30, 2003. More importantly, fourth quarter revenues were more than 20% higher than the quarterly revenues that were reported for each of the first three quarters of fiscal 2004. This improvement resulted from additional software license fees and related service revenues driven by increased implementation activity in Florida. For the three months ended April 30, 2004, software license fees and professional services revenues increased 57% to $4.7 million from $3.0 million for the three months ended April 30, 2003. The Company extended significant resources and attention in fiscal 2004 toward the development and implementation of its Florida Tax product, which was being used in six beta counties. This product became available for general release in March 2004. As a result, approximately $1.4 million of the $3.9 million of backlog reported as of January 31, 2004 was recognized in the fourth quarter.

          Total net revenues of $38.5 million for the year ended April 30, 2004 decreased by 4.8% compared to $40.4 million for the year ended April 30, 2003. The following factors affected revenues during fiscal 2004:

          First, the sale of the Financial product line on May 29, 2003, as previously noted, resulted in a $590,000 and $2.1 million reduction in net revenues for the three months and year ended April 30, 2004, respectively. The Company only reported approximately $55,000 of revenues related to this product line for the three months ended April 30, 2004 and $496,000 for fiscal 2004 compared to approximately $645,000 and $2.6 million from this product line for the three months and year ended April 30, 2003.

          Second, hardware sales for the three months and year ended April 30, 2004 were approximately $200,000 and $793,000 lower than the comparable amounts for the three months and year ended April 30, 2003. These decreases were primary due to a change in the Company's strategic direction during the last five years. The Company historically sold more hardware as a Value Added Reseller for large computer manufacturers, but is now focused on providing innovative software and services. While the Company still offers hardware to those clients seeking a total solution from one provider, hardware sales should continue to decrease as customers view it as a commodity item, with low gross margins.

          Third, software license fees and related service revenues for the year ended April 30, 2004 decreased to $13.2 million from $14.2 million for the year ended April 30, 2003. This decrease was primarily due to the slower than anticipated execution of the backlog in Florida during the Company's first three quarters of fiscal 2004. In addition, fiscal 2003 included a significant amount of license fees and professional services revenue from Cuyahoga County (Cleveland), Ohio related to its tax implementation that went live in December of 2002. The Company expected to build off of this momentum during fiscal 2004; however, sales in Ohio, as well as other regions throughout the Country were softer than anticipated. Hamilton County (Cincinnati), Ohio did go live on the Company's new tax and appraisal system in December of 2003, which resulted in positive momentum for Ohio. For example, five additional counties signed contracts between September 2003 and April 30, 2004 for this software, which totaled approximately $4.6 million, and several other counties were in the sales pipeline. The Company recognized approximately $1.1 million of revenues during the second half of fiscal 2004 related to its new GRM™ contract with Gwinnett County, Georgia, which offset a portion of the decrease noted above.

          Lengthy sales cycles in local government caused in part by increased competition and budget constraints felt nationwide resulted in a lower volume of new contract signings than anticipated during fiscal 2004. This negatively impacted the Company's revenues. In addition, national election years have historically been soft, as far as sales are concerned, since many governmental officials are preoccupied with the election process and delay spending until the results are known. Prior to fiscal 2004, the majority of the Company's investments had primarily been focused on new product development. During fiscal 2004, the Company began to aggressively invest in sales and marketing efforts to build off of its successful implementations and extend its software and services into new markets. Marty Ulanski was hired as the Company's Executive Vice President of Sales and Business Development in July 2003. This was a new position for the Company and his role was to build a sales team to drive significant revenue. In addition, Early Stephens, the Company's Chief Technology Officer was appointed Chief Marketing Officer in support of this effort. This also was a new position for the Company.

          While building a more effective sales and marketing team is a long term effort, these investments began to pay off. For example, the Company announced on November 13, 2003 the award of an additional $8.0 million of new tax and appraisal business to three existing and two new clients. In addition, total sales or signed contracts for fiscal 2004 were $28.1 million versus $26.4 million for fiscal 2003, which was a 6.3% improvement. Included in these amounts was a $5.7 million increase or 46.9% improvement in sales of software and related services. This increase was offset by a $3.5 million decrease in appraisal services contracts and a $600,000 decrease in hardware sales. The $28.1 million in new contracts resulted in an increase in the Company's backlog to $29.3 million at April 30, 2004. The backlog at April 30, 2003 was $22.9 million.

          These backlog amounts are exclusive of the Company's recurring revenues which were approximately $17.5 million annually. While recurring revenue had declined in absolute terms year over year due to the sale of the Company's Financial product line, excluding the impact of this sale, recurring revenue actually increased by approximately $1.4 million for fiscal 2004 compared to fiscal 2003. The improvements in recurring revenue were due to price increases and the addition of new clients. Of the $28.1 million of total sales for fiscal 2004 noted above, 45.0% were to new clients. New recurring support revenues are billed once the related implementations are complete. These new clients also resulted in an increase in market share for the Company.

          The final factor affecting revenues was appraisal service revenues, which decreased to $1.7 million for the three months ended April 30, 2004 versus $1.8 million for the three months ended April 30, 2003 and increased to $7.9 million for the year ended April 30, 2004 compared to $6.8 million for the year ended April 30, 2003. Appraisal service revenues for the year ended April 30, 2004 included $418,000 of revenue associated with the settlement of the Allegheny lawsuit noted below. The remaining increase in appraisal service revenues was due to the execution of additional appraisal business, which was primarily due to the cyclicality of this business in Ohio.

          On January 5, 2004, the Company settled its lawsuit with Allegheny County for approximately $752,000 in cash and a mutual release of all claims related to this project. The Company had not recognized the uncollected retainage revenue related to the Allegheny County project, which was $418,000. In addition, the Company had fully reserved within its allowance for uncollectible accounts the remaining amounts that were owed by Allegheny County. Accordingly, this settlement resulted in the recognition of $418,000 of revenue and a reduction of operating expenses of $334,000 during the Company's third quarter of fiscal 2004.

          Cost of revenues decreased by 9.3% to $5.3 million for the quarter ended April 30, 2004 versus $5.8 million for the quarter ended April 30, 2003. For the year ended April 30, 2004 cost of revenues decreased by 10.0% to $20.7 million from $23.0 million for fiscal 2003. Both of these decreases were primarily related to a shift in the Company's revenue mix. Gross margins increased by 8% from 45% to 53% for the fourth quarter of fiscal 2004 and by 3% from 43% to 46% for the year ended April 30, 2004 versus the three months and year ended April 30, 2003. The significant improvement in the fourth quarter was driven by the recognition of more application license fees associated primarily with the Company's Florida Tax product. In addition, the continued execution on some of the Company's larger projects, such as Baltimore, Maryland, Jefferson County, Alabama and Gwinnett County, Georgia contributed to this increase. The Company recognized $2.5 million in application license fees for the quarter ended April 30, 2004 compared to $1.3 million for the quarter ended April 30, 2003. Application license fees were $5.1 million for the year ended April 30, 2004 compared to $4.6 million for fiscal 2003. Since there is nominal variable cost associated with the Company's application license fees, changes in this revenue stream have a significant impact on the Company's gross margins. Total cost of revenues for fiscal 2004 also included the impact of the Allegheny lawsuit noted previously, which resulted in $418,000 of revenue with no related cost during the Company's third quarter of fiscal 2004.

          Selling, general and administrative expenses increased by approximately 11.7% to $4.5 million for the three months ended April 30, 2004 versus $4.0 million for the three months ended April 30, 2003. However, these expenses decreased by 2.3% to $15.0 million for the year ended April 30, 2004 compared to $15.3 million for the year ended April 30, 2003. The increase in the fourth quarter was primarily driven by three factors. First, the Company expensed approximately $180,000 associated with severance agreements. Second, sales commission expense for the fourth quarter of fiscal 2004 was approximately $73,000 higher than the comparable prior year quarter due to an increase in contract signings. Finally, non-project related travel increased by approximately $140,000 primarily due to new sales opportunities and development activities.

          As a result of the factors noted above, operating income for the three months ended April 30, 2004 increased by $848,000 to $1.6 million from $737,000 for the three months ended April 30, 2003. Operating income for fiscal 2004 increased by $732,000 to $2.8 million versus $2.1 million for fiscal 2003.

          As more fully described in Note 9 of Notes to the Financial Statements, the Company recorded a gain of $3.4 million on the sale of its Financial product line during the quarter ended July 31, 2003. An additional gain of $520,000 was recognized during the quarter ended January 31, 2004 due to the collection of the final holdback on this transaction in December 2003.

          Net other income for the year ended April 30, 2004 increased to $261,000 from $227,000 for the year ended April 30, 2003. This increase was primarily due to additional interest income earned on the Company's cash balances. In addition, beginning in December of 2002, the Company began leasing a portion of the building it acquired in Portage, Michigan, adjacent to its corporate headquarters.

          The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 40.3% for the quarter ended April 30, 2004 compared to 34.0% for the quarter ended April 30, 2003. This increase was primarily due to the inclusion of state tax expense for the quarter within the income tax provision. The effective tax rate for the year ended April 30, 2004 was 34.7% compared to 34.1% for the year ended April 30, 2003. While the effective rates appear comparable year-over-year, the fiscal 2005 rate did increase as a result of the inclusion of state taxes, but was offset by a decrease in tax reserves and recognition of deferred tax assets.

          Net income increased by 81.9% to $989,000 or $0.23 per diluted share for the quarter ended April 30, 2004 versus net income of $544,000 or $0.13 per diluted share for the quarter ended April 30, 2003. For the year ended April 30, 2004, net income was $4.6 million or $1.06 per diluted share, compared to $1.5 million or $0.38 per diluted share for the year ended April 30, 2003. Approximately $2.6 million (using an effective tax rate of 34.7%) or $0.60 per diluted share of this increase related to the gain on the sale of the Financial product line described in Note 9 of the Notes to the Financial Statements. In addition, fiscal 2004 included $752,000 of operating income related to the settlement of Allegheny County noted previously. This non-recurring settlement positively impacted net income for fiscal 2004 by $491,000 (using an effective tax rate of 34.7%) or $0.11 per diluted share.

          Diluted weighted average outstanding common shares increased from 4.0 million shares to 4.3 million shares for the year ended April 30, 2004 and from 4.2 million shares to 4.4 million shares for the quarter ended April 30, 2004 versus the respective amounts for the three months and year ended April 30, 2003. These increases were due primarily to two factors. First, the Company's average stock price increased to $7.78 for fiscal 2004 from $4.72 for fiscal 2003. This caused substantially all of the Company's outstanding options to be included in the diluted EPS base. Second, the Company issued 133,000 shares of stock associated with the ProVal acquisition during the first quarter of fiscal 2004. This was the final payment under the contingent stock post-merger agreement.

Quarterly Results

          The following table sets forth selected unaudited quarterly financial data for the last eight quarters:

	Fiscal 2005

For the quarter ended:	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004

Net revenues	$11,799,340	$10,355,681	$9,331,035	$8,668,769

Gross profit	5,543,654	4,659,244	3,904,525	3,404,847

Income from operations	1,123,838	761,710	(18,354)	(531,532)

Net income	720,597	511,890	22,184	1,110,983

Basic earnings per share	..17	..12	..01	..27

Diluted earnings per share	..16	..12	..00	..25

At quarter end:

Cash and short- term investments	8,444,195	7,894,593	7,413,252	10,978,583

Total assets	37,801,200	37,030,980	31,683,363	33,116,757

Shareholders' equity	23,640,545	22,354,553	21,716,866	21,552,735

Book value per share*	5.28	5.09	4.96	5.02

	Fiscal 2004

For the quarter ended:	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003

Net revenues	$11,309,419	$9,050,583	$8,997,696	$9,097,598

Gross profit	6,037,834	4,216,925	3,870,923	3,623,858

Income from operations	1,585,870	758,684	174,409	275,836

Net income	988,972	800,873	158,852	2,637,008

Basic earnings per share	..24	..20	..04	..68

Diluted earnings per share	..23	..18	..04	..63

At quarter end:

Cash and short- term investments	10,125,370	9,467,203	9,037,809	10,121,751

Total assets	32,882,639	34,000,173	30,098,755	32,539,967

Shareholders' equity	20,295,953	18,986,131	17,939,255	17,771,081

Book value per share*	4.75	4.48	4.27	4.29

* Book value per share was calculated by dividing total shareholders' equity by the sum of total shares outstanding and total shares pending issuance at the end of the respective periods.

Financial Condition and Liquidity

          Working capital of $12.8 million at April 30, 2005 increased by 24.4% compared to the $10.3 million that was reported at April 30, 2004. These levels reflect current ratios of 2.00 and 1.84, respectively. The improvement in both working capital and the current ratio is primarily due to the proceeds resulting from the sale of the Judicial product line as well as the continued execution of many of the Company's more significant projects.

          Shareholders' equity at April 30, 2005 increased by $3.3 million to $23.6 million from the balance reported at April 30, 2004. This was due to $2.4 million of net income, $723,000 of employee stock purchases, including the associated tax benefit from option exercises, and $374,000 of deferred compensation expense. These increases were offset by $62,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting and the repurchase of $56,000 of the Company's stock on the market. As a result, book value per share increased to $5.28 as of April 30, 2005, from $4.75 as of April 30, 2004. Book value per share was calculated by dividing total shareholders' equity by the sum of total shares outstanding and total shares pending issuance at the respective year ends.

          Net capital expenditures increased by approximately $159,000 to $868,000 for the fiscal year ended April 30, 2005, compared to $709,000 for the prior fiscal year. The increase relates to the relocation of the Company's web farm from Dayton, Ohio to Tampa, Florida. This relocation resulted in an upgrade to state-of-the-art facilities for the Company's web farm, as well as significant improvements in physical security, uninterruptible and redundant power supplies, and enhanced fire suppression. In addition, the Company purchased approximately $98,000 of appraisal-related course curriculums and materials in connection with the hiring of a key product management resource in July 2004. The remaining expenditures, as well as prior year expenditures, primarily related to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

          The Company has continued to invest significantly in its new GRM™ software suite, as well as its other software products in Indiana, Ohio and Florida. Total research and development costs included in expense were $2.2 million and $7.8 million for the fourth quarter and year ended April 30, 2005, respectively, compared to $1.2 million and $6.4 million of research and development costs included in expense for the respective prior year periods. These amounts include $440,000 and $1,519,000 of software amortization expense for the fourth quarter and year ended April 30, 2005, respectively, and $302,000 and $1,159,000 of amortization expense for the fourth quarter and year ended April 30, 2004, respectively. Software amortization expense is included in cost of sales. In addition, the Company capitalized approximately $714,000 and $2.1 million of development cost for the fourth quarter and year ended April 30, 2005, compared to $462,000 and $1.6 million for the respective prior year periods.

          The Company has applied for patents on its iFramework toolset, which provides a shared technical platform for all Manatron software in the GRM™ suite and is being built on Microsoft's .NET Framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software which is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM™ system is currently being implemented in Gwinnett County, Georgia, Kenai, Alaska, the state of Idaho, the City of Virginia Beach and the state of Arizona. The iFramework toolset will allow the software to be more easily modified to include additional jurisdictions as the Company enters new markets. A successful delivery of this GRM™ software and concept starting with Gwinnett County, Georgia will allow the Company to leverage these significant investments across a broader base.

          Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow.

          On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with the bank dated May 17, 2002. Under the Credit Agreement, Comerica Bank has provided the Company with a $6 million revolving line of credit. The Company's borrowing limit is no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous credit agreement. Any principal outstanding under the Credit Agreement will bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement is unsecured and terminates on August 1, 2007, the date on which payment of any amounts owing under it are due. The Credit Agreement contains standard events of default and affirmative and negative covenants, which include the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities. As of April 30, 2005 and 2004, the Company had no borrowings outstanding under either credit agreement and was in compliance with all applicable covenants.

          The fourth quarter of fiscal 2005 was the Company's 15th consecutive quarter with no bank debt. However, the Company did execute a $1.1 million note payable in connection with the November 2004 acquisition of VisiCraft Systems, Inc. Payments of $300,000 are required by the Company on November 1, 2005, 2006 and 2007. The final payment of $208,000 is due on November 1, 2008. All of these payments include interest.

          The Company's cash and investment balances decreased by approximately $1.7 million during the year ended April 30, 2005, which is primarily due to the significant investments the Company is making in its software and new business strategy. The Company anticipates that the line of credit, together with existing cash and short-term investments of approximately $8.4 million, and cash generated from future operations, will be sufficient for the Company to meet its working capital requirements for the foreseeable future.

          On October 14, 2004, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the expired one-year repurchase program, which was approved on October 13, 2003. The Company repurchased 7,000 shares on the open market under the new program for $56,000 during fiscal 2005. Between October 10, 2002 and October 12, 2003, the Company repurchased a total of 59,450 shares of its common stock for approximately $371,000 under the a similar program authorized in October 2002.

          The Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") effective January 1, 2002, for certain executive officers and employees of the Company. Under this nonqualified Plan, the Company is obligated to contribute 5% of a participant's annual cash compensation to a Rabbi trust on behalf of the participants for a period of ten years. One-third of the contribution will become vested immediately when granted, the remaining two-thirds of the contribution will vest in equal increments over the next two years, on the first and second anniversaries of the grant date. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2005, 2004 and 2003 was approximately $47,000, $36,000 and $25,000, respectively. As of April 30, 2005, 2004 and 2003, the total value of vested participant contributions was approximately $118,000, $61,000 and $25,000, respectively.

          The following table lists the Company's significant contractual obligations as of April 30, 2005, including the payments due by period:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating leases	$1,831,000	$791,000	$981,000	$59,000	$--
Notes payable	1,108,000	300,000	600,000	208,000	--
Total	$2,939,000	$1,091,000	$1,581,000	$267,000	$--

The operating leases reported in this table are also reported in the immediately following section entitled "Off-Balance Sheet Arrangements."

Off-Balance Sheet Arrangements

          The Company has no significant off-balance sheet transactions other than operating leases for real estate. It also is not the Company's policy to issue guarantees to third parties. The Company's future contractual obligations for operating leases with initial terms greater than one year are summarized as follows for the next five fiscal years ended April 30:

2006	2007	2008	2009	2010

$791,000	$610,000	$371,000	$40,000	$19,000

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

          The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of April 30, 2005, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

          Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" before Part I of this Annual Report on Form 10-K for a discussion of the limitations on the Company's responsibility for such statements.

Item 8.	Financial Statements and Supplementary Data.

          The response to this Item is set forth in Appendix A of this Annual Report on Form 10-K and in Item 7 of this Annual Report on Form 10-K, each of which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

          There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of three Board members who are independent under applicable regulations of the SEC and the National Association of Securities Dealers. The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that Mr. W. Scott Baker is an audit committee financial expert as defined under applicable regulations of the SEC. Additional information regarding the Audit Committee is provided in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held September 7, 2005, under the caption "Board Committees and Meetings" and is incorporated herein by reference.

          The Company has adopted an Accounting and Finance Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Accounting and Finance Code of Ethics is available on the Company's website, http://www.manatron.com. The Company intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or a waiver from, a provision of the Accounting and Finance Code of Ethics by posting such information on the Company's website.

          The information regarding directors of the Company contained under the caption "Board of Directors" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held September 7, 2005, is incorporated herein by reference.

          The information regarding directors and executive officers of the Company under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held September 7, 2005, is incorporated herein by reference. Additional information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Employment Agreements, Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions," and "Stock Performance Graph" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held September 7, 2005, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

          The information contained under the captions "Voting Securities" and "Ownership of Common Stock," and under the caption "Executive Compensation" under the subheading "Equity Compensation Plan Information," in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held September 7, 2005, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

          The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held September 7, 2005, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held September 7, 2005, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following report, Financial Statements of the Company and notes thereto are filed as a part of this report:

•	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated June 24, 2005

•	Balance Sheets as of April 30, 2005 and April 30, 2004

•	Statements of Income for the years ended April 30, 2005, 2004 and 2003

•	Statements of Shareholders' Equity for the years ended April 30, 2005, 2004 and 2003

•	Statements of Cash Flows for the years ended April 30, 2005, 2004 and 2003

•	Notes to Financial Statements

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix A.

          The following financial statement schedule of Manatron, Inc. is filed as a part of this report:

•	Schedule II--Valuation and Qualifying Accounts.

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 15(a)(3).  Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

2.1	Asset Purchase Agreement between the Company, Visicraft Systems, Inc. and certain shareholders of Visicraft Systems, Inc., dated November 1, 2004.

2.2	Asset Purchase Agreement between the Company and MAXIMUS, Inc., dated May 28, 2004.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997, between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

4.4

The Company has certain long-term debt instruments outstanding which at the time of this report does not exceed ten percent of the total assets of the Company and agrees to furnish copies of any instruments defining the rights of holders of such long-term debt to the Commission upon request.

10.1	Manatron, Inc. Restricted Stock Plan of 1987.*

10.2	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.3

Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.4

Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.5	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.6	Manatron, Inc. Stock Incentive Plan of 1999.*

10.7

Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2000, and incorporated herein by reference.

10.8	Manatron, Inc. Executive Stock Plan of 2000, as amended.*

10.9

Manatron, Inc. Employee Stock Purchase Plan of 2003.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.10

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 9, 2003, and incorporated herein by reference.

10.11

Manatron, Inc. Stock Option and Restricted Stock Plan of 2004.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 14, 2004, and incorporated herein by reference.

10.12

Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.13

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.14	Employment Agreement between Manatron, Inc. and Paul R. Sylvester, as amended July 22, 2004.*

10.15	Employment Agreement between Manatron, Inc. and Early L. Stephens, as amended July 22, 2004.*

10.16	Employment Agreement between Manatron, Inc. and Krista L. Inosencio, as amended July 22, 2004.*

10.17

Employment Agreement between Manatron, Inc. and George William McKinzie, dated May 1, 2005.* Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on June 16, 2005, and incorporated herein by reference.

10.18	Employment Agreement between Manatron, Inc. and Mary N. Gephart, as amended July 22, 2004.*

10.19	Employment Agreement between Manatron, Inc. and Marty A. Ulanski dated August 1, 2004.*

10.20	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended April 30, 2004, and incorporated herein by reference.

10.21

Revolving Credit Loan Agreement with Comerica Bank, dated January 14, 2005. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.22

Form of Non-Qualified Stock Option Agreement.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.23	Form of Incentive Stock Option Agreement.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.24

Form of Restricted Stock Agreement for Non-Employee Directors.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.25

Form of Restricted Stock Agreement for Employees.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.26

Fiscal 2005 Annual Incentive Plan for Employees.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

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

MANATRON, INC.

Dated: July 15, 2005	By:	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul R. Sylvester	Date: July 15, 2005
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

/s/ Krista L. Inosencio	Date: July 15, 2005
Krista L. Inosencio Chief Financial Officer (Principal Financial and Accounting Officer)

*	Date: July 15, 2005
Randall L. Peat Chairman of the Board

*	Date: July 15, 2005
Richard J. Holloman Director

*	Date: July 15, 2005
Stephen C. Waterbury Director

	*	Date: July 15, 2005
Harry C. Vorys Director

	*	Date: July 15, 2005
Gene Bledsoe Director

	*	Date: July 15, 2005
W. Scott Baker Director

*By:	/s/ Paul R. Sylvester	Date: July 15, 2005
Paul R. Sylvester Attorney-in-Fact

APPENDIX A

MANATRON, INC.

FINANCIAL STATEMENTS

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Manatron, Inc.

We have audited the accompanying balance sheets of Manatron, Inc. as of April 30, 2005 and 2004, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manatron, Inc. at April 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
June 24, 2005

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule

To the Board of Directors and Shareholders of
Manatron, Inc.

We have audited the financial statements of Manatron, Inc. as of April 30, 2005 and 2004, and for each of the three years in the period ended April 30, 2005, and have issued our report thereon dated June 24, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
June 24, 2005

MANATRON, INC.
BALANCE SHEETS
AS OF April 30,

ASSETS	2005	2004

CURRENT ASSETS:
Cash and equivalents	$8,444,195	$8,775,370
Short-term investments	--	1,350,000
Accounts receivable less allowances of
$593,000 and $747,000 at April 30,
2005 and 2004, respectively	6,387,440	5,993,630
Federal income tax receivable	659,736	888,943
Revenues earned in excess of billings and
retainages on long-term contracts	6,596,025	2,001,683
Unbilled retainages on long-term contracts	1,349,371	852,275
Notes receivable	339,958	1,065,943
Inventories	198,995	196,960
Deferred tax assets	901,000	1,011,000
Other current assets	706,000	369,125
Total current assets	25,582,720	22,504,929

NET PROPERTY AND EQUIPMENT	2,882,004	2,937,837

OTHER ASSETS:
Notes receivable, less current portions	280,227	178,052
Computer software development costs,
net of accumulated amortization	2,760,762	2,202,034
Goodwill	4,886,676	4,886,676
Intangible assets, net of accumulated
amortization	1,243,903	--
Other, net	164,908	173,111
Total other assets	9,336,476	7,439,873

	$37,801,200	$32,882,639

LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004

CURRENT LIABILITIES:
Accounts payable	$781,110	$778,630
Current portion of note payable	300,000	--
Billings in excess of revenues earned
on long-term contracts	2,445,813	1,738,464
Billings for future services	6,020,275	7,019,186
Accrued liabilities:
Payroll and employee benefits	2,726,975	2,008,080
Income taxes	31,236	225,839
Other	509,560	473,487
Total current liabilities	12,814,969	12,243,686

DEFERRED INCOME TAXES	538,000	343,000

LONG-TERM PORTION OF NOTE PAYABLE	807,686	--

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares
authorized, none issued	--	--
Common stock, no par value, 7,500,000 shares
authorized, 4,478,787 and 4,274,310 shares issued
and outstanding at April 30, 2005 and 2004	14,321,184	12,978,551

Retained earnings	10,820,977	8,455,323
Deferred compensation	(1,501,616)	(1,137,921)

Total shareholders' equity	23,640,545	20,295,953

	$37,801,200	$32,882,639

The accompanying notes are an integral part of these balance sheets.

MANATRON, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED April 30,

	2005	2004	2003
NET REVENUES:

Software licenses	$6,767,204	$5,429,175	$5,272,552
Professional and mass appraisal services	32,100,711	31,413,303	32,546,884
Hardware and supply sales	1,286,910	1,612,818	2,567,829

Total net revenues	40,154,825	38,455,296	40,387,265

COST OF REVENUES:

Software licenses	1,816,700	1,593,985	1,550,409
Professional and mass appraisal services	19,863,126	17,844,704	19,600,123
Hardware and supply sales	962,729	1,267,067	1,867,207

Total cost of revenues	22,642,555	20,705,756	23,017,739

Gross profit	17,512,270	17,749,540	17,369,526

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,176,608	14,954,741	15,306,413

Income from operations	1,335,662	2,794,799	2,063,113

GAIN ON SALES (SEE NOTE 9)	2,237,157	3,962,148	--

OTHER INCOME, NET	273,835	260,758	227,209

Income before provision for income taxes	3,846,654	7,017,705	2,290,322

PROVISION FOR INCOME TAXES	1,481,000	2,432,000	780,000

NET INCOME	$2,365,654	$4,585,705	$1,510,322

BASIC EARNINGS PER SHARE	$.57	$1.15	$.40

DILUTED EARNINGS PER SHARE	$.53	$1.06	$.38

The accompanying notes are an integral part of these statements.

MANATRON, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED April 30, 2005, 2004 AND 2003

	Common Stock	Common Stock Pending Issuance	Retained Earnings	Deferred Compensation	Total Shareholders' Equity

BALANCE AT April 30, 2002	$10,881,550	$376,550	$2,359,296	$(1,194,130)	$12,423,266
Net income	--	--	1,510,322	--	1,510,322
Repurchase of 51,200 shares
by the Company	(292,120)	--	--	--	(292,120)
Issuance of 52,688 shares under
employee stock plans and tax
benefit from stock option exercises	164,116	--	--	22,069	186,185
Amortization of deferred compensation	--	--	--	298,579	298,579
Issuance of 93,903 shares related
to ProVal acquisition	376,550	(376,550)	--	--	--
Pending issuance of 133,000 shares related to ProVal acquisition	--	924,350	--	--	924,350

BALANCE AT April 30, 2003	11,130,096	924,350	3,869,618	(873,482)	15,050,582
Net income	--	--	4,585,705	--	4,585,705
Repurchase of 17,450 shares by the Company	(118,146)	--	--	--	(118,146)
Issuance of 76,806 shares under
employee stock plans and tax
benefit from stock option exercises	1,042,251	--	--	(643,791)	398,460
Amortization of deferred compensation	--	--	--	379,352	379,352
Issuance of 133,000 shares related
to ProVal acquisition	924,350	(924,350)	--	--	--

BALANCE AT April 30, 2004	12,978,551	--	8,455,323	(1,137,921)	20,295,953
Net income	--	--	2,365,654	--	2,365,654
Repurchase of 14,612 shares by the Company	(118,466)	--	--	--	(118,466)
Issuance of 219,089 shares under employee stock plans and tax benefit from stock option exercises	1,461,099	--	--	(737,930)	723,169
Amortization of deferred compensation	--	--	--	374,235	374,235
BALANCE AT April 30, 2005	$14,321,184	$--	$10,820,977	$(1,501,616)	$23,640,545

The accompanying notes are an integral part of these statements.

MANATRON, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED April 30,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,365,654	$4,585,705	$1,510,322
Adjustments to reconcile net income to net cash and equivalents provided by (used for) operating activities:
Gain on sale of product lines (see Note 9)	(2,237,157)	(3,962,148)	--
Loss on sale of assets	15,132	--	33,773
Amortization expense	1,743,357	1,159,079	872,382
Depreciation expense	810,741	796,699	853,310
Deferred income tax expense	305,000	733,512	247,488
Amortization of deferred compensation	374,235	379,352	298,579
Decrease (increase) in current assets:
Accounts and notes receivable	236,716	185,952	2,224,427
Federal income tax receivable	229,207	(888,943)	--
Revenues earned in excess of billings and retainages
and unbilled retainages on long-term contracts	(5,091,438)	(1,176,618)	759,750
Inventories	(2,035)	79,630	105,136
Other current assets	(335,975)	(102,238)	51,496
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	562,845	(1,228,521)	(468,116)
Billings in excess of revenues earned on
long-term contracts	707,349	(1,347,908)	851,725
Billings for future services	(595,031)	(748,715)	318,370
Tax benefit from stock option exercises	102,495	21,745	8,638

Net cash and equivalents provided by (used for)
operating activities	(808,905)	(1,513,417)	7,667,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product lines (see Note 9)	$1,748,887	$3,451,491	$--
Proceeds from sale of property and equipment	4,700	26,043	11,509
Acquisition of business (see Note 10)	(284,868)	--	--
Purchase of short-term investments	--	(1,350,000)	(1,000,000)
Maturity of short-term investments	1,350,000	1,000,000	--
Additions to property and equipment	(868,174)	(709,370)	(1,491,756)
Computer software development costs	(2,077,302)	(1,615,158)	(1,332,587)
Decrease (increase) in other assets	105,403	(122,766)	(38,892)

Net cash and equivalents provided by (used for) investing activities	(21,354)	680,240	(3,851,726)

The accompanying notes are an integral part of these statements.

MANATRON, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED April 30,
(Continued)

	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	$617,550	$377,528	$177,547
Repurchases of common stock	(118,466)	(118,146)	(292,120)

Net cash and equivalents provided by (used for) financing activities	499,084	259,382	(114,573)

CASH AND EQUIVALENTS:
Increase (decrease)	$(331,175)	$(573,795)	$3,700,981
Balance at beginning of year	8,775,370	9,349,165	5,648,184

Balance at end of year	$8,444,195	$8,775,370	$9,349,165

Supplemental disclosures of cash flow information

Income taxes paid	$1,340,500	$2,925,300	$1,110,000

ProVal contingent shares	$--	$--	$924,000

The accompanying notes are an integral part of these statements.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company

          Manatron, Inc. (the "Company" or "Manatron") designs, develops, markets, installs, and supports a suite of integrated property tax billing and collection, assessment, deed recording, mapping (GIS) and eGovernment application software products for county, city, and municipal governments across North America. The Company's business is primarily focused on providing this software and related services to enable local governments to completely, fairly and efficiently assess real and personal property, as well as bill and collect the related taxes from its constituents. Manatron's products support the back-office processes for these government agencies and also facilitate the "Virtual Courthouse" by providing Internet access to information or by processing transactions over the Internet, such as the payment of property taxes, for industry professionals and the public. The Company also provides mass appraisal services, assessing residential, commercial, and other types of properties to ensure updated and equitable property valuations.

          Principles of Consolidation

          The Company's wholly-owned subsidiary, Manatron ProVal Corporation, was merged into Manatron, Inc., effective December 31, 2003, to simplify the Company's organizational structure. Therefore, Manatron, Inc. no longer has any subsidiaries.

          Revenue Recognition

          The Company's Software Systems and Services segment enters into contracts with customers to sell application software; third-party software; hardware; services, such as installation, training, project management and conversion; and post-contract support and maintenance ("PCS"). The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total contract amount among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a contract, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered element based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

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
NOTES TO FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          PCS includes telephone support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. These support fees are typically billed in advance on a monthly, quarterly or annual basis and are recognized as revenue ratably over the related contract periods.

          Billings for future services, as reflected in the accompanying balance sheets, includes PCS and services that have been billed to the customer in advance of performance, customer deposits, and advanced billings for uninstalled software and hardware.

          For contracts that include customization or modification of the software, or where software services are otherwise considered essential; or for mass appraisal projects, revenue is recognized using contract accounting. Revenue from these contracts is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred for software contracts and units completed for appraisal contracts. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2005 and 2004, the reserves for contract losses, as well as billed retainages outstanding, associated with revenue that has been recognized, were not significant. The Company reports revenues earned in excess of billings and retainages and billings in excess of revenues earned for contracts in process at the end of each reporting period in the accompanying balance sheets.

          Reserves for doubtful accounts receivable and reserves for revenues earned in excess of billings and unbilled retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return. As of April 30, 2005 and 2004, the reserve for returns was not significant.

          Notes receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes ranges from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, since the contract terms are fixed and determinable, and the Company has a long standing history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's contracts with customers include lease terms which meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." However, the Company's leasing activities are not a significant part of its business activities and are not material to the financial statements.

          Cash and Equivalents and Short-term Investments

          Cash and equivalents of $8,444,195 and $8,775,370 at April 30, 2005 and 2004, respectively, consisted of money market funds and short-term time deposits with maturities of 90 days or less. Short-term investments of $1,350,000 at April 30, 2004, consisted of time deposits with a prominent financial institution, with maturities of greater than 90 days but less than one year.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Accounts Receivable Allowances

          Accounts receivable allowances are based on known customer exposures, historical experience and the specific identification of potentially uncollectible accounts. In addition to known or judgmental components, a policy that consistently applies reserve rates based on the age of outstanding accounts receivable is followed. Actual collections may differ, requiring adjustments to the reserves. Individual accounts receivable balances are evaluated on a quarterly basis, and those balances considered to be uncollectible are charged to the allowance. Collections of amounts previously written off are recorded as an increase to the allowance. Bad debt expense (recoveries) amounted to approximately $34,000, ($313,000) and $595,000 for fiscal 2005, 2004 and 2003, respectively.

          Inventories

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	2005	2004

Computer hardware and repair parts	$51,054	$50,842
Data processing supplies and purchased software products	147,941	146,118
	$198,995	$196,960

          Property and Equipment

          Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	2005	2004

Building and improvements	$2,031,833	$2,008,582
Furniture and fixtures	833,156	765,389
Equipment and software	6,133,147	5,725,522
Vehicles	182,038	183,832
	9,180,174	8,683,325
Less-Accumulated depreciation	(6,298,170)	(5,745,488)
	$2,882,004	$2,937,837

          Depreciation of property and equipment is computed over the estimated useful lives of the related assets using primarily the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are capitalized and depreciated over the life of the related lease or the estimated useful life, whichever is shorter. Maintenance and repair costs that do not add to the economic

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

useful lives of the related assets are expensed as incurred. Depreciation expense was approximately $811,000, $797,000 and $853,000 for the years ended April 30, 2005, 2004 and 2003, respectively.

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

Asset Description	Years

Building and improvements	5-20
Furniture and fixtures	4-7
Equipment and software	3-7
Vehicles	3

          Software Development Costs

          The Company's research and development expenditures relate primarily to computer systems design, development and testing. Software development costs included in expense in the accompanying statements of income were approximately $7.8 million, $6.4 million and $5.7 million for fiscal 2005, 2004 and 2003, respectively. These amounts include the annual amortization expense associated with software capitalized in prior periods noted below.

          The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized approximately $2,077,000, $1,615,000 and $1,333,000 of computer software development costs during fiscal 2005, 2004 and 2003, respectively.

          Amortization of software development costs is computed using the greater of the straight-line or unit cost method. While the product life-cycles historically have been in excess of ten years for local governments, the Company utilizes a three-year life due to the rapid pace at which technology has been changing. Accumulated amortization was approximately $10,251,000 and $8,732,000 as of April 30, 2005 and 2004, respectively. Amortization expense was approximately $1,519,000, $1,159,000 and $872,000, for fiscal 2005, 2004 and 2003, respectively, and is included in cost of revenues in the accompanying statements of income.

          Business Reportable Segments

          Although the Company has a number of product lines, separate segment data has not been presented as the product lines meet the criteria for aggregation as permitted by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

          Reclassifications

          Certain reclassifications have been made to the prior years' statements to conform to the fiscal 2005 presentation.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
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

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the fiscal years presented:

	2005		2004		2003
Numerators:
Net income	$2,365,654		$4,585,705		$1,510,322
Denominators:
Denominator for basic earnings per share, weighted average outstanding common shares (4)	4,143,173		3,997,180		3,817,391
Potentially dilutive common shares	305,623	(1)	318,057	(2)	173,048	(3)
Denominator for diluted earnings per share	$4,448,796		$4,315,237		$3,990,439
Earnings per share
Basic	$.57		$1.15		$.40
Diluted	$.53		$1.06		$.38

(1)

All options outstanding for the year ended April 30, 2005 have been included within the computation as the exercise prices for all options outstanding are less than the average market price of the common stock on this date.

(2)

Options to purchase 25,000 shares of common stock at $8.11 per share were outstanding during the year ended April 30, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock on this date and would therefore have been antidilutive.

(3)

Options to purchase 308,352 shares of common stock at prices ranging from $5.125 to $7.00 per share were outstanding during the year ended April 30, 2003, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock on this date and would therefore have been antidilutive.

(4)	These amounts exclude unvested restricted stock, which was 253,550, 209,000 and 174,725 shares for the fiscal years ending April 30, 2005, 2004 and 2003, respectively.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock Based Compensation

          The Company accounts for stock based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on their fair value at the measurement date, which is typically the grant date. Had compensation costs for these options grants been recognized in accordance with SFAS 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the fiscal years ended April 30:

	2005	2004	2003

Net income as reported:	$2,365,654	$4,585,705	$1,510,322
Compensation expense -
fair value method	(726,932)	(330,083)	(231,568)
Pro forma net income	$1,638,722	$4,255,622	$1,278,754

Basic earnings per share:
As reported	$.57	$1.15	$.40
Pro forma	$.40	$1.06	$.33

Diluted earnings per share:
As reported	$.53	$1.06	$.38
Pro forma	$.37	$1.00	$.33

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, "Share-Based Payment" ("SFAS 123(R)"), which supersedes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first fiscal year beginning after June 15, 2005, which will be the quarter ended July 31, 2006, for the Company. The Company currently discloses the pro-forma earnings effects of its stock awards as disclosed above.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          On March 17, 2005, in response to the required implementation of SFAS 123(R), the Company accelerated the vesting of its stock options. As a result of the vesting acceleration, approximately 100,000 shares became immediately exercisable and an additional $463,000 of pro forma stock-based employee compensation expense was recognized in the quarter ended April 30, 2005. The Company considered several factors in determining to accelerate the vesting of these options, including the effect on the Company's reported stock option expense in future periods, the comparability of the Company's statements of operations in prior and subsequent periods, and the potential benefit to the Company and its shareholders in retaining the services of affected officers and employee. The Company will continue to evaluate the impact of SFAS 123(R) on any new or unvested awards as of the required implementation date.

          The fair value of each option granted in fiscal 2005, 2004 and 2003 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2005	2004	2003

Risk Free Interest Rate	3.71%	3.28%	3.7%
Expected Life	5 years	4.8 years	4.3 years
Expected Volatility	64.76%	68.55%	82.12%
Expected Dividend Yield	--	--	--

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

          Fair Value of Financial Instruments

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 2005 and 2004, the fair value of the notes receivable approximated the carrying value.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(2)          GOODWILL AND OTHER INTANGIBLE ASSETS

          The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective May 1, 2002. SFAS No. 142 requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment at least annually or more frequently if indicators of impairment occur. During the first year that SFAS No. 142 was adopted, the Company employed the services of an independent third party to assist in the step one evaluation of goodwill impairment as of May 1, 2002. Both the initial and annual tests in accordance with SFAS 142 indicated no impairment of goodwill at the step one level, therefore no additional step two testing has been required. The Company now performs these evaluations annually as of May 1st of each respective year without the assistance of a third party.

          Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. The excess of the purchase price over the net book value of assets acquired of $1,168,686 was allocated to other intangible assets, specifically customer relationships and purchased technology. The following amounts were included in other intangible assets in the accompanying balance sheet, net of accumulated amortization as of April 30, 2005:

	Assets	Accumulated Amortization

Customer relationships	$565,486	$94,248
Purchased technology	603,200	100,533
Total	$1,168,686	$194,781

          In addition, the Company has a five-year non-compete agreement in place with each of the three prior owners of VisiCraft Systems, Inc. initially valued at $300,000, that is being amortized over the non-compete term. As of April 30, 2005, $30,000 was amortized in expense, resulting in a net book value of $270,000.

          Amortization is computed using the straight line method over the estimated useful lives of the intangible assets as follows:

Customer relationships	3 years
Purchased technology	3 years

          Estimated amortization expense for intangible assets for each of the succeeding five years is as follows:

2006	$389,562
2007	389,562
2008	194,781
2009	--
2010	--

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)          LINE OF CREDIT AGREEMENT

          On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with the bank dated May 17, 2002. Under the Credit Agreement, Comerica Bank has provided the Company with a $6 million revolving line of credit. The Company's borrowing limit is no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous credit agreement. Any principal outstanding under the Credit Agreement will bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement is unsecured and terminates on August 1, 2007, the date on which payment of any amounts owing under it are due. The Credit Agreement contains standard events of default and affirmative and negative covenants, which include the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities. As of April 30, 2005 and 2004, the Company had no borrowings outstanding under either credit agreement and was in compliance with all applicable covenants.

(4)          RENTAL COMMITMENTS

          The Company leases its regional office space under non-cancelable operating lease agreements with various terms through fiscal 2010. Total rent expense reflected in the accompanying statements of income was approximately $856,000, $882,000 and $867,000 for fiscal 2005, 2004 and 2003, respectively. Future minimum rental payments due under these lease agreements are approximately as follows:

Fiscal Year	Amount

2006	$791,000
2007	610,000
2008	371,000
2009	40,000
2010	19,000

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)          INCOME TAXES

          The provision for income taxes for the fiscal years ended April 30, consists of the following:

	2005	2004	2003

Current	$1,176,000	$1,698,000	$533,000
Deferred	305,000	734,000	247,000
	$1,481,000	$2,432,000	$780,000

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision for income taxes as reflected in the accompanying statements of income for the fiscal years ended April 30, is as follows:

	2005	2004	2003

Computed tax expense using the 34% statutory rate	$1,308,000	$2,386,000	$779,000
Tax-exempt interest income	(13,000)	(13,000)	(13,000)
Non-deductible meals and entertainment	47,000	44,000	42,000
State taxes, net of federal tax benefit	109,000	14,000	--
Other, net	30,000	1,000	(28,000)
	$1,481,000	$2,432,000	$780,000

          The Company also receives an income tax benefit associated with the disqualifying disposition of stock under its stock option plans described in Note 6. These benefits are recorded in shareholders' equity as opposed to the provision for income taxes and totaled approximately $102,000, $22,000 and $9,000 in fiscal 2005, 2004 and 2003, respectively.

          The tax effect and type of significant temporary differences that gave rise to the deferred tax assets (liabilities) as of April 30, 2005 and 2004, are approximately as follows:

	2005	2004
Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$244,000	$421,000
Accrued liabilities not currently deductible	627,000	628,000
Software development costs expensed for tax purposes	(717,000)	(523,000)
Deferred compensation expense	180,000	155,000
Other	29,000	(13,000)

Net deferred tax asset	$363,000	$668,000

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS

          The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. Both restricted stock and stock options are offered as additional incentives to directors, executive officers and other key personnel so that they will contribute to the long-term interests of the Company. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. The weighted average fair value of restricted stock granted in fiscal 2005, 2004 and 2003 was $8.35, $7.49 and $4.15, respectively. When shares are granted, the related expense is reflected as deferred compensation in shareholders' equity in the accompanying balance sheets and is being amortized to expense over the applicable vesting periods. A summary of the restricted stock plans still in effect as of April 30, 2005 is as follows:

Manatron, Inc. Restricted Stock Plans	Shares Authorized	Shares Issued	Shares Available For Issuance

Manatron, Inc. Restricted Stock Plan of 1987	50,000	49,700	300

Manatron, Inc. 1994 Long- Term Incentive Plan (1)	50,000	47,250	--

Manatron, Inc. Restricted Stock Plan of 1998	100,000	99,400	600

Manatron, Inc. Restricted Stock Plan of 2000	100,000	94,600	5,400

Manatron, Inc. Executive Stock Plan of 2000	150,000	147,500	2,500

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 (2)	100,000	60,000	40,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2004 (2)	100,000	6,250	93,750

Total	650,000	504,700	142,550

(1)

The Manatron, Inc. 1994 Long-Term Incentive Plan terminated on November 22, 2003, whereby no additional options may be issued. However, certain options outstanding may continue to be exercised until their term expires.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

(2)

The Manatron Inc. Stock Option and Restricted Stock Plans of 2003 and 2004, each authorized 200,000 shares to be issued as either options or restricted stock. For tracking purposes, the Company has allocated 100,000 shares each to stock options and restricted stock. However, the Company may reallocate the shares available for future issuance between options and restricted stock at its own discretion.

          Stock options issued by the Company must be priced at 100% or greater of the fair market value of the common stock on the grant date. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of the stock options must be at least 110% of the fair market value of the common stock on the grant date. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. The term of each option is determined by the Compensation Committee, not to exceed ten years from the date of grant. If a participant ceases to be employed for any reason other than death, disability or termination for cause, the Participant generally may exercise any vested options within ninety days of the termination date. The vesting schedules of stock option grants are at the discretion of the Compensation Committee, but typically range from two to five years. A summary of stock option plans still in effect as of April 30, 2005, and that have been approved by the shareholders, is as follows:

Manatron, Inc. Stock Option Plans	Options Authorized	Options Exercised	Options Issued and Outstanding	Options Available For Issuance

Manatron, Inc. 1989 Stock Option Plan (1)	111,283	49,806	53,000	--

Manatron, Inc. 1994 Long-Term Incentive Plan (1)	205,180	125,750	65,500	--

Manatron, Inc. 1995 Long-Term Incentive Plan (2)	500,000	364,500	117,500	18,000

Manatron, Inc. Stock Incentive Plan of 1999 (3)	250,000	33,900	158,900	57,200

Manatron, Inc. Executive Stock Plan of 2000	150,000	15,000	110,000	25,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 (4)	100,000	--	90,000	10,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2004 (4)	100,000	--	--	100,000

Total	1,416,463	588,956	594,900	210,200

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

(1)

The Manatron, Inc. 1989 Stock Option Plan and the Manatron, Inc. 1994 Long-Term Incentive Plan terminated on July 19, 1999 and November 22, 2003, respectively whereby no additional options may be issued. However, certain options outstanding may continue to be exercised until their term expires.

(2)

The Manatron, Inc 1995 Long-Term Incentive Plan authorized 500,000 shares to be issued as either options or restricted stock. The Company has allocated all of these shares to options; however, the Company may reallocate the shares available for issuance to restricted stock at its own discretion.

(3)

The Manatron, Inc. Stock Incentive Plan of 1999 authorized 250,000 shares to be issued as either options or restricted stock. The Company has allocated all of these shares to options; however, the Company may reallocate the shares available for issuance to restricted stock at its own discretion.

(4)

The Manatron Inc. Stock Option and Restricted Stock Plans of 2003 and 2004, each authorized 200,000 shares be issued as either options or restricted stock. For tracking purposes, the Company allocated 100,000 shares each to options and restricted stock. However, the Company may reallocate the shares available for issuance between options and restricted stock at its own discretion.

          The Manatron, Inc. Employee Stock Purchase Plan of 2003 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 42, or 12%, of the Company's employees participated in the Purchase Plan during fiscal 2005. The purchase price for each share is equal to 85% of the market value of the Company's common stock on the day of the purchase. Shares are purchased on the last day of each calendar quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. A total of 75,000 shares were reserved for issuance under the Purchase Plan. During fiscal 2005, 2004 and 2003, employees purchased 7,989, 9,644 and 12,938 shares, respectively. The weighted average market value of shares purchased was $7.55, $6.48 and $3.95 in fiscal 2005, 2004 and 2003, respectively. As of April 30, 2005, there were 57,367 shares of Company common stock available for purchase under the Purchase Plan. No amounts are charged to expense related to shares purchased under the Purchase Plan. Since the inception of the Company's first stock purchase plan in 1987 and through April 30, 2005, a total of 174,049 shares have been purchased under current and prior stock purchase plans by participants at prices ranging from $1.27 to $8.37 per share.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the status of all the Company's stock option plans still in effect at April 30, 2005, 2004 and 2003 including changes during the years then ended is presented in the table below.

	2005			2004
	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	676,850	$4.74	$1.5625 - $8.11	697,552	$4.85	$1.5625 - $7.00

Granted	45,000	$8.33	$8.33	45,000	$7.73	$7.25 - $8.11

Exercised	(122,350)	$4.12	$1.625 - $7.00	(58,702)	$4.12	$1.625 - $7.00

Forfeited	(2,600)	$6.11	$3.99 - $6.75	--	--	--

Expired	(2,000)	$4.09	$3.00 - $5.19	(7,000)	$6.14	$4.625 - $6.75

Outstanding at end of year	594,900	$5.13	$1.5625 to $8.33	676,850	$4.74	$1.5625 - $8.11

Exercisable at end of year	586,004	$5.22		535,850	$4.38

Weighted average of fair value of options granted during the fiscal year		$4.78			$4.52

	2003
	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	723,054	$4.42	$1.5625 - $7.00

Granted	57,000	$4.66	$4.01 - $6.15

Exercised	(15,000)	$2.98	$1.625 - $5.38

Forfeited	(67,400)	$5.64	$3.03 - $7.00

Expired	(102)	$3.13	$3.13

Outstanding at end of year	697,552	$4.85	$1.5625 - $7.00

Exercisable at end of year	518,652	$4.17

Weighted average of fair value of options granted during the fiscal year		$2.96

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the required information for options outstanding and exercisable under the Company's stock option plans at April 30, 2005 at various price ranges is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.56 - $2.50	109,500	1.21	$1.69	109,500	$1.69

$2.51 - $4.00	86,900	6.19	$3.39	86,900	$3.39

$4.01 - $5.25	79,100	5.65	$4.40	77,197	$4.41

$5.26 - $6.75	189,400	5.15	$6.50	185,650	$6.50

$6.76 - $8.33	130,000	7.42	$7.67	126,757	$7.66

(7)          EMPLOYEE BENEFIT PLANS

          The Company's retirement plan consists of an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. Company contributions to the profit sharing plan, which are subject to the discretion of the Board of Directors, were essentially discontinued when the ESOP component of the retirement plan was added in 1995. Accordingly, no profit sharing contributions were approved for the years ended April 30, 2005, 2004 and 2003.

          The Board of Directors approved an additional discretionary contribution of approximately $50,000 of Company common stock to the ESOP for each of the fiscal years ended April 30, 2005, 2004 and 2003. These contributions are allocated to the plan's participants based on each participant's compensation for the plan year in proportion to the total compensation paid to all eligible participants for the plan year. The fiscal 2003 amount was used to purchase 8,460 shares of Manatron common stock that was allocated to ESOP participants at December 31, 2003. The fiscal 2004 amount was used to purchase 5,945 shares that was allocated to ESOP participants at December 31, 2004. The fiscal 2005 amount will be allocated to ESOP participants on December 31, 2005. As of April 30, 2005, there were 181,314 shares of the Company's stock held within the ESOP plan.

          The Company's 401(k) plan allows eligible employees to contribute to the plan on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay in a calendar year. Company matching contributions charged to expense for the fiscal years ended April 30, 2005, 2004 and 2003, were approximately $157,000, $158,000 and $150,000, respectively.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)          EMPLOYEE BENEFIT PLANS (Continued)

          The Company is self-insured for all employees' medical expenses incurred to a level of $75,000 per individual per year. Employees' medical expenses incurred beyond the $75,000 level are insured under a stop-loss coverage insurance plan. The Company does not provide health care or other post-employment benefits to retired employees.

          Effective January 1, 2002, the Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") for certain executive officers and employees of the Company. Under this nonqualified Plan, the Company is obligated to contribute 5% of a participant's annual cash compensation to a Rabbi trust on behalf of the participants for a period of ten years. One-third of the contribution will become vested immediately when granted, the remaining two-thirds of the contribution will vest in equal increments over the next two years, on the first and second anniversaries of the grant date. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2005, 2004 and 2003 was approximately $47,000, $36,000 and $25,000, respectively.

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

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(8)          SHAREHOLDER RIGHTS PLAN (Continued)

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement") were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an acquiring person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 2005, no rights have become exercisable.

(9)          SALE OF PRODUCT LINES

          Effective May 31, 2004, the Company sold substantially all of the assets and transferred certain liabilities associated with its Judicial product line to MAXIMUS, Inc. for approximately $2.3 million. Software license fees, professional services and recurring support revenues from the Company's Judicial product line represented approximately 4% of the Company's total revenue. This divestiture included all of the Company's Gavel and WRITS products, including case management, court accounting, prosecution management, probation tracking, jury management, child support and related judicial software. The Company received $1.8 million in cash and MAXIMUS, Inc. assumed the liabilities for approximately $500,000 relating to the existing software support contracts on May 31, 2004. This sale resulted in a gain of $2,237,157 that was recognized in the three month period ended July 31, 2004 and is also included in the accompanying statement of income for the fiscal year ended April 30, 2005.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(9)          SALE OF PRODUCT LINES (Continued)

          Effective May 29, 2003, the Company sold substantially all of the assets and transferred certain liabilities associated with its Financial product line to N. Harris Computer Corporation ("Harris") for approximately $3.5 million. Software license fees, professional services and recurring support revenues from the Company's Financial product line represented approximately 5% of the Company's total revenue. This divestiture included all of the Fund Accounting, Payroll, Utility Billing and related financial software that the Company had developed or acquired over the last fifteen years, including but not limited to the Open Windows series products, UB5, the ATEK legacy financial products, the Sabre legacy financial products and the SDS Administrator financial software. The Company received $3 million in cash and Harris assumed the liabilities for approximately $500,000 relating to the existing software support contracts on May 29, 2003. This sale resulted in a gain of $3,442,148 that was recognized in the three month period ended July 31, 2003. On December 1, 2003, the Company received the remaining holdback of $520,000 in cash from Harris and recognized the corresponding gain in the three month period ended January 31, 2004. The total gain of $3,962,148 is included in the accompanying statement of income for the fiscal year ended April 30, 2004.

(10)          ACQUISITIONS

          Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. and assumed the support and maintenance obligations of its software contracts for approximately $1.2 million. In addition, the Company entered into five-year non-compete agreements with the three prior owners totaling $300,000. The total cash outlay for this transaction is $300,000 per year for five years. The present value of the remaining payments are reflected as a current and long-term note payable in the accompanying balance sheet. The excess of the purchase price over the net book value of assets acquired of $1,168,686 was allocated to other intangible assets, specifically customer relationships and purchased technology. Refer to Note 2 for detail.

          Founded in 1999, VisiCraft had contracts for its Windows-based VCS Property Tax Collection System with 23 counties and three cities in Georgia. During this time, VisiCraft built a wealth of experience related to property tax design, development, implementation and support. All five of VisiCraft's employees remained with the Company following the acquisition.

          This acquisition has been accounted for under the purchase method of accounting. In addition to the non-compete agreements noted above, the Company has recorded an additional $1.1 million of intangible assets associated with this acquisition related to customer lists and purchased technology. These assets are being amortized over a three-year period. The operating results of VisiCraft are included in the Company's results of operations from the date of acquisition. The acquisition of Visicraft was not significant to the Company's operating results, and thus pro forma results are not presented.

MANATRON, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

(11)          CONTINGENT LIABILITIES AND GUARANTEES

          The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. If necessary, the Company records reserves for losses that are deemed to be probable and that are subject to reasonable estimates. The Company does not currently anticipate material losses as a result of these proceedings beyond amounts already provided for in the accompanying financial statements.

          The Company provides its customers with a one-year warranty on its internally developed application software; however, warranty expenses are not and have not been significant.

          The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of April 30, 2005, the Company had approximately $30 million in outstanding performance bonds which are anticipated to expire within the next 24 months.

          The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses - Accounts Receivable

	Fiscal Years Ended April 30,
	2005	2004	2003

Balance at beginning of year	$747,000	$1,320,000	$1,430,000

Additions charged to costs and expenses	121,000	121,000	368,000

Deductions for accounts charged off or recoveries	(275,000)	(694,000)	(478,000)

Balance at end of year	$593,000	$747,000	$1,320,000

EXHIBIT INDEX

Exhibit Number	Document

2.1	Asset Purchase Agreement between the Company, Visicraft Systems, Inc. and certain shareholders of Visicraft Systems, Inc., dated November 1, 2004.

2.2	Asset Purchase Agreement between the Company and MAXIMUS, Inc., dated May 28, 2004.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3

Rights Agreement dated June 2, 1997, between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 11, 1997, and incorporated herein by reference.

4.4

The Company has certain long-term debt instruments outstanding which at the time of this report does not exceed ten percent of the total assets of the Company and agrees to furnish copies of any instruments defining the rights of holders of such long-term debt to the Commission upon request.

10.1	Manatron, Inc. Restricted Stock Plan of 1987.*

10.2	Manatron, Inc. 1989 Stock Option Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.3

Manatron, Inc. 1994 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.4

Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.5	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.6	Manatron, Inc. Stock Incentive Plan of 1999.*

i

10.7

Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2000, and incorporated herein by reference.

10.8	Manatron, Inc. Executive Stock Plan of 2000, as amended.*

10.9

Manatron, Inc. Employee Stock Purchase Plan of 2003.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.10

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 9, 2003, and incorporated herein by reference.

10.11

Manatron, Inc. Stock Option and Restricted Stock Plan of 2004.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 14, 2004, and incorporated herein by reference.

10.12

Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.13

Executive Employment Agreement with Randall L. Peat.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.14	Employment Agreement between Manatron, Inc. and Paul R. Sylvester, as amended July 22, 2004.*

10.15	Employment Agreement between Manatron, Inc. and Early L. Stephens, as amended July 22, 2004.*

10.16	Employment Agreement between Manatron, Inc. and Krista L. Inosencio, as amended July 22, 2004.*

10.17

Employment Agreement between Manatron, Inc. and George William McKinzie, dated May 1, 2005.* Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on June 16, 2005, and incorporated herein by reference.

10.18	Employment Agreement between Manatron, Inc. and Mary N. Gephart, as amended July 22, 2004.*

10.19	Employment Agreement between Manatron, Inc. and Marty A. Ulanski dated August 1, 2004.*

10.20	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended April 30, 2004, and incorporated herein by reference.

ii

10.21

Revolving Credit Loan Agreement with Comerica Bank, dated January 14, 2005. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.22

Form of Non-Qualified Stock Option Agreement.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.23	Form of Incentive Stock Option Agreement.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.24

Form of Restricted Stock Agreement for Non-Employee Directors.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.25

Form of Restricted Stock Agreement for Employees.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

10.26

Fiscal 2005 Annual Incentive Plan for Employees.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

iii