Form 10-Q
period 2005-07-31
MANATRON INC
filed 2005-09-14
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-15264

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

On September 14, 2005, there were 4,529,019 shares of the registrant's common stock, no par value, outstanding.

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

•	The impact that the following factors can have either on the Company's business and/or on the computer software and service industry in general:

•

If competition increases in the computer software and service industry (particularly the segment of the industry that supplies governmental units), companies with greater capital reserves and greater diversification may have more options at their disposal for handling increased competition than we do.

•

Potential negative side effects stemming from the Company's expansion into new regional markets, including Alabama, Alaska, Arizona, Georgia, Idaho, Maryland, Pennsylvania, Tennessee and Virginia, as well as Canada. As a result of this geographic expansion, the Company may face unanticipated pitfalls.

	•	Pricing and availability of equipment, materials, inventories and programming.

•

Changes in existing computer software and service industry laws or the introduction of new laws, regulations or policies that could affect the Company's business practices, including, by way of example, intellectual property laws and laws affecting software providers' liability. These laws, regulations or policies could impact the computer software and service industry as a whole, or could impact only those portions of the computer software and service industry in which we are currently active (e.g., privacy laws regulating how governmental units store and provide access to information). In either case, the Company's profitability could be injured due to an industry-wide market decline or due to the Company's inability to compete with other computer software and service industry companies that are unaffected by these laws, regulations or policies.

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

•

Potential negative impact of the fact that purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital. In the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

•

Changes in economic conditions, including changes in interest rates, financial market performance and the computer software and service industry. These types of changes can impact the economy in general, resulting in a downward trend that impacts not only the Company's business, but all computer software and service industry companies. Alternatively, the changes could impact only those parts of the economy upon which the Company relies in a unique fashion, including, by way of example:

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC.
CONDENSED BALANCE SHEETS

	July 31, 2005	April 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$6,246,186	$8,444,195
Accounts receivable, net	6,072,993	6,387,440
Federal income tax receivable	497,425	659,736
Revenues earned in excess of billings on long-term contracts	6,857,608	6,596,025
Unbilled retainages on long term contracts	1,536,270	1,349,371
Notes receivable	322,556	339,958
Inventories	133,359	198,995
Deferred tax assets	901,000	901,000
Other current assets	791,537	706,000

Total current assets	23,358,934	25,582,720

NET PROPERTY AND EQUIPMENT	2,875,796	2,882,004

OTHER ASSETS:
Notes receivable, less current portions	279,940	280,227
Computer software development costs, net of accumulated amortization	2,799,163	2,760,762
Goodwill	4,886,676	4,886,676
Intangible assets, net of accumulated amortization	1,131,511	1,243,903
Other, net	172,189	164,908
Total other assets	9,269,479	9,336,476
Total assets	$35,504,209	$37,801,200

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$705,632	$781,110
Current portion of note payable	300,000	300,000
Billings in excess of revenues earned on long-term contracts	2,214,653	2,445,813
Billings for future services	5,205,102	6,020,275
Accrued liabilities	2,550,809	3,267,771
Total current liabilities	10,976,196	12,814,969

DEFERRED INCOME TAXES	538,000	538,000
LONG-TERM PORTION OF NOTE PAYABLE	815,252	807,686

SHAREHOLDERS' EQUITY:
Common stock	14,484,922	14,321,184
Retained earnings	10,083,098	10,820,977
Deferred stock compensation	(1,393,259)	(1,501,616)
Total shareholders' equity	23,174,761	23,640,545
Total liabilities and shareholders' equity	$35,504,209	$37,801,200

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2005	2004
NET REVENUES	$9,373,152	$8,668,769

COST OF REVENUES	6,656,237	5,263,922

Gross profit	2,716,915	3,404,847

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,983,75	3,936,379

Loss from operations	(1,266,837)	(531,532)

GAIN ON SALE (SEE NOTE 4)	--	2,237,157

OTHER INCOME, NET	75,958	72,358

Income (loss) before provision (credit) for income taxes	(1,190,879)	1,777,983

PROVISION (CREDIT) FOR INCOME TAXES	(453,000)	667,000

NET INCOME (LOSS)	$(737,879)	$1,110,983

BASIC EARNINGS (LOSS) PER SHARE	$(.17)	$.27

DILUTED EARNINGS (LOSS) PER SHARE	$(.17)	$.25

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,259,361	4,091,196

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,259,361	4,420,133

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(737,879)	$1,110,983
Adjustments to reconcile net income (loss) to net cash
and equivalents used for operating activities:
Gain on sale (see Note 4)	--	(2,237,157)
Deferred income taxes	--	4,000
Depreciation and amortization expense	743,238	544,480
Deferred stock compensation expense	100,557	67,805
Decrease (increase) in current assets
Accounts and notes receivables, net	332,136	639,451
Federal income tax receivable	162,311	888,943
Revenues earned in excess of billings and
retainages on long-term contracts	(448,482)	(955,160)
Inventories	65,636	72,825
Other current assets	(78,647)	(103,529)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(784,874)	728,262
Billings in excess of revenues earned on
long-term contracts	(231,160)	(119,737)
Billings for future services	(815,173)	(1,108,578)
Net cash and equivalents used for
operating activities	(1,692,337)	(467,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product line (see Note 4)	--	1,748,887
Decrease in short-term investments	--	97,944
Net additions to property and equipment	(198,876)	(176,509)
Investments in computer software	(464,161)	(392,422)
Other, net	(7,281)	62,676
Net cash and equivalents provided by (used for) investing
activities	(670,318)	1,340,576

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	203,426	120,650
Repurchases of common stock	(38,780)	(42,657)

Net cash and equivalents provided by financing activities	164,646	77,993

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	(2,198,009)	951,157
Balance at beginning of period	8,444,195	8,775,370
Balance at end of period	$6,246,186	$9,726,527

Cash refunded for income taxes, net	$584,075	$836,000

See accompanying notes to condensed financial statements.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
_________________________

(1)          GENERAL INFORMATION

The condensed financial statements included in this Form 10-Q have been prepared by Manatron, Inc. ("Manatron" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2005, as filed with the Securities and Exchange Commission on July 15, 2005.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of July 31, 2005 and April 30, 2005, (b) the results of its operations for the three months ended July 31, 2005 and 2004, and (c) the cash flows for the three months ended July 31, 2005 and 2004.

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

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $579,000 and $346,000 at July 31, 2005 and 2004, respectively.

Since the timing of billings does not always coincide with revenue recognition, the Company reflects Revenues Earned in Excess of Billings and Retainages, as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period, as reflected in the accompanying balance sheets.

Reserves against Accounts Receivable and reserves against Revenues Earned in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2% as well as a specific provision for accounts the Company believes will be difficult to collect. Due to the appropriation requirements of governmental units, the Company will very seldom have a collection issue due to a shortage or lack of funds, such as bankruptcy. The Company's past due receivables primarily revolve around issues in which the customer does not feel that the software operates to their expectations. In the majority of these cases there is a gap between what the customer expects and what the Company is obligated to deliver per its contract. It is not the Company's practice and not typical for the Company to offer price concessions. On the contrary, we collect under the original terms of our contracts in substantially all cases. Therefore, we believe our fees are fixed and determinable.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of July 31, 2005 and 2004, the reserve for returns was not material.

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

(2)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on fair value at the measurement date, which is typically the grant date. Had compensation costs for these plans been recognized consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts for the three months ended July 31, 2005 and 2004:

	2005	2004

Net income (loss) as reported	$(737,879)	$1,110,983
Compensation expense	(40,098)	(42,414)
Pro forma net income (loss)	$(777,977)	$1,068,569

Basic earnings (loss) per share:	2005	2004
As reported	$(.17)	$.27
Pro forma	$(.18)	$.26

Diluted earnings (loss) per share:
As reported	$(.17)	$.25
Pro forma	$(.18)	$.24

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, "Share-Based Payment" ("SFAS 123(R)"), which supersedes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first fiscal year beginning after June 15, 2005, which will be the quarter ended July 31, 2006, for the Company. The Company currently discloses the pro-forma earnings effects of its stock awards as disclosed above.

On March 17, 2005, in response to the required implementation of SFAS 123(R), the Company accelerated the vesting of its stock options. As a result of the vesting acceleration, approximately 100,000 shares became immediately exercisable and an additional $463,000 of pro forma stock-based employee compensation expense was recognized in the quarter ended April 30, 2005. Due to the acceleration of option vestings in March discussed above, the final expense associated with outstanding options took place during the first quarter of fiscal 2006 for pro forma purposes. The Company considered several factors in determining to accelerate the vesting of these options, including the effect on the Company's reported stock option expense in future periods, the comparability of the Company's statements of operations in prior and subsequent periods, and the potential benefit to the Company and its shareholders in retaining the services of affected officers and employees. The Company will continue to evaluate the impact of SFAS 123(R) on any new or unvested awards as of the required implementation date. SFAS 123(R) will have no adverse impact on the Company upon adoption.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended July 31,
	2005	2004
Numerators:
Net income (loss)	$(737,879)	$1,110,983

Denominators: Denominator for basic earnings per share, weighted average
outstanding common shares (1)	4,259,361	4,091,196

Potential dilutive shares	-- (2)	328,937	(3)

Denominator for diluted earnings per share	4,259,361	4,420,133

Earnings (loss) per share:
Basic	$(.17)	$.27
Diluted	$(.17)	$.25

(1)	These amounts exclude unvested restricted stock, which amounted to 229,550 shares as of July 31, 2005 and 194,000 shares as of July 31, 2004.

(2)

Due to the loss reported for the period, there are no potential diluted shares included in the calculation. However, had income been reported there would have been an additional 294,040 of potential dilutive shares.

(3)

All options outstanding have been included in the calculation for the three months ended July 31, 2004 as the average market price of the common stock was greater than the exercise prices for all option issuances outstanding.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          SALE OF JUDICIAL PRODUCT LINE

Effective May 31, 2004, the Company sold substantially all of the assets and transferred certain liabilities associated with the Company's Judicial product line to MAXIMUS for approximately $2.3 million. The Company received $1.8 million in cash and MAXIMUS assumed the liabilities for approximately $500,000 of existing software support contracts on May 31, 2004, which resulted in a gain of $2,237,157 that was recognized in the accompanying statement of operations for the three months ended July 31, 2004.

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

Founded in 1999, VisiCraft had contracts for its Windows-based VCS Property Tax Collection System with 23 counties and three cities in Georgia. During this time, VisiCraft build a wealth of experience related to property tax design, development, implementation and support. All five of VisiCraft's employees remained with the Company following the acquisition.

This acquisition has been accounted for under the purchase method of accounting. The intangible assets discussed above are being amortized over a three-year period. The operating results of VisiCraft are included in the Company's results of operations from the date of acquisition. The acquisition of VisiCraft was not significant to the Company's operating results, and thus pro forma results are not presented.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of July 31, 2005, the Company had approximately $30 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its results of operations and financial condition are based upon the Company's condensed financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to receivable allowances, long-term service contracts, intangible assets, contingencies and litigation. As these are condensed financial statements, reference should be made to the Company's Form 10-K Annual Report for the year ended April 30, 2005, for expanded information about these critical accounting policies and estimates.

Results of Operations

The Company's business is primarily focused on providing software and services to enable local governments in North America to completely, fairly and efficiently assess real and personal property, and to bill and collect the related property taxes from its citizens. The Company's software manages the entire property life cycle, which includes deed recording, mapping (GIS), assessment, tax billing and collection, tax sales and e-government.

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

For simplicity purposes, many of the numbers described below are rounded; However, the percentage variations are based upon the actual amounts.

Total net revenues of $9.4 million for the three months ended July 31, 2005 increased by $704,000 or 8.1% in comparison to the $8.7 million of net revenues that were reported for the three months ended July 31, 2004. This increase was primarily due to an increase in license fees and professional services revenues offset by a $106,000 decrease in appraisal service revenues to $1.9 million versus $2.0 million in the prior year first quarter.

Software license fees increased by $85,000 or 15% to $665,000 for the three months ended July 31, 2005 versus the $580,000 of software licenses that were reported in the prior year comparable period. This was driven by an increase in Manatron CAMA license fees over the prior year, specifically related to two Illinois implementations during the quarter. In addition, license fees associated with the Gwinnett County implementation were $345,000 for the three months ended July 31, 2005 compared to $99,000 for the three months ended July 31, 2004.

Professional services revenues increased by $725,000 or 53% to $2.1 million for the three months ended July 31, 2005 versus $1.4 million of professional services for the first quarter in the prior fiscal year. This increase was due to several factors. First, the Company recognized approximately $835,000 in change orders for the City of Baltimore. Only $365,000 of revenue was recognized on this project during the three months ended July 31, 2004. The Company also recognized $160,000 of revenue associated with internet tax sales activity within its Florida market. As mentioned in previous filings, Manatron established a key relationship with Bid4Assets, which allowed the Company to deliver internet tax sale functionality and end-to-end auction services for the first time to its Florida client base during the first quarter of fiscal 2006. Due to the tax sale cycle for Florida, revenue from these services will typically be recorded in the Company's first quarter. Finally, the Company recognized approximately $717,000 of revenue associated with progress on its significant contracts with the Department of Revenue in Arizona and with Davidson County, Tennessee, Jacksonville, Florida, Gwinnett County, Georgia and Virginia Beach, Virginia.

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

Despite the improvements in software license fees and related professional services during the first quarter, total net revenues were still well below the Company's expectations. Not unlike prior years, the Company has planned for approximately $6 million of fiscal 2006 revenues to come from contracts that are signed in the current fiscal year. While proposal activity is steadily increasing and the "pipeline" of qualified software opportunities for fiscal 2006 is higher than it has ever been, particularly in the Company's new and growth markets, the timing of the sales is such that revenues from these new signed contracts will be recognized in the second half of the fiscal year.

In addition, as noted in the previous filing, total sales for fiscal 2005 decreased to $20.2 million from $28.1 million for fiscal 2004. This has negatively impacted the Company's backlog, which is a primary source of revenue. As of July 31, 2005, the Company's backlog for software and related services was $13.4 million compared to $15.1 million at July 31, 2004. Furthermore, the Company is currently at the low point of its Appraisal services cycle. In addition, the Company's backlog for Appraisal services has decreased to $6.7 million at July 31, 2005 versus $11.2 million at July 31, 2004. The Company is pursuing Appraisal services work in other markets where it has a substantial software presence to offset the downturn in Ohio and will continue to make the necessary changes to ensure that its costs of Appraisal services are in line with the anticipated revenues.

The Company is still confident in its strategy and believes it is not a matter of "if", but rather "when" local governments will purchase new property tax and CAMA software. Unfortunately, the Company's sales cycles are complex and quite long, approaching two to three years in some cases. In addition, the Company is still in the process of building a new software and solution oriented sales team. Historically, most of the sales focus was on specific regions, relationships and on selling hardware. The Company has not lost many proposals to competitors within the last eighteen months and currently has opportunities to win between $10 and $15 million of new business in the near term. The Company is working diligently to close this business and achieve its sales and revenue plan for the current fiscal year.

More importantly, the Company successfully completed the launch of its first full Government Revenue Management™ (GRM™) installation in Gwinnett County, Georgia during the first quarter of fiscal 2006. As mentioned in previous filings, the Company went live with the Assessment Administration, Personal Property, ProVal and Records components of its new GRM™ product in Gwinnett County, Georgia during the second quarter of fiscal 2005 as part of the first phase of its delivery of that project. During the first quarter of fiscal 2006, Gwinnett County went live on the Tax Billing, Accounts Receivable, Tax Accounting, Cashiering, Delinquents and Levy Management modules, completing the product suite.

The GRM™ suite of software is a feature-rich, fully-integrated enterprise-level solution that will enable Gwinnett and other Manatron clients to not only replace their legacy systems, but to realize significant efficiencies and cost savings, provide more and modern services to their constituents and in most cases, to collect additional tax revenues, which will more than offset the cost of the GRM™ system. The completion of this new, next generation national product is a key pillar in the Company's growth strategy. It should provide a competitive edge in the market as few, if any other companies currently have a similar product suite. Historically, the Company had unique Tax products for each state that it did business in. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM™ in Georgia and other states. The Company's focus for the balance of 2006 will be to finish Gwinnett and to continue progress towards taking the other GRM™ implementations in Virginia Beach, Kenai, Alaska and Idaho live so that the sales team will have several great references to build off of.

The Gwinnett County implementation is also significant in that it is one of the fastest growing counties in the United States and that they are one of the early adopters of this new technology. The Company's GRM™ system is maintaining approximately $72 billion of market value and $29 billion of assessed value for Gwinnett County. In August 2005, the County calculated and sent out 238,000 real property and 22,000 personal property bills using Manatron's new software, generating $679 million of tax revenue, which was $47 million more than the prior year.

In addition, the Company was awarded a major contract with the Minnesota Counties Computer Cooperative (MCCC) for its GRM™ Tax product on June 30, 2005. This is the same GRM™ Tax application that is being used in Gwinnett County. The MCCC is a joint powers organization providing services, software, and other cost-effective measures to substantially reduce the cost of data processing for Minnesota counties. Currently 49 of Minnesota's 87 counties are members of the MCCC Tax User Group, and they work cooperatively under a single contract for property tax software and services. The Company is currently in final contract negotiations with MCCC and expects a signed contract in the near term. This will be one of the most significant tax contracts in the history of the Company. In addition, there will be opportunities for the Company to also sell complimentary products such as Manatron CAMA and Manatron Recorder to MCCC that will integrate with its GRM™ Tax application.

Cost of revenues increased by $1.4 million or 26.4% from $5.3 million to $6.7 million for the quarter ended July 31, 2005 for several reasons. This increase was primarily due to the continued execution of the Baltimore, Maryland project, which was undertaken prior to the Company's GRM strategy. As discussed in prior filings, the city identified a number of new requirements for the software just prior to the initial scheduled "go live" date in June 2004. The Company had been working on these additional requirements through change orders, which generated approximately $835,000 of additional revenue during the first quarter of fiscal 2006 in anticipation of a July 2005 "go live." However, the City did not go live in July, which has resulted and will continue to result in additional costs. Specifically, subcontractor expense associated with this project was approximately $833,000 for the first quarter of fiscal 2006. In addition, the Company increased its cost to complete reserve for Baltimore by $200,000 during the first quarter to cover the gap between the remaining revenue to be recognized offset by the additional cost required to complete this project.

The Baltimore project continues to be a challenge for the Company as it is operating as a subcontractor and has limited direct interaction with the end customer. The primary driver behind the delays and significant cost overruns on this project is related to the crystal reports component. Initially, the prime contractor hired another vendor to complete the crystal reports that were required of this project. However, when this vendor could not perform the Company was contractually obligated to complete this work and had little leverage over how much it could collect for doing so. In addition, due to the Company's focus on its new GRM™ application, this project could not be performed in-house and required the utilization of subcontractors who were not familiar with the software, creating additional cost. As of July 31, 2005, the Company has reserved all losses it expects to incur in future periods required to complete the first phase of the Baltimore, Maryland project and therefore expects minimal impact on the results of operations in future periods.  The Company has also contracted to implement phase two of this project for approximately $2.5 million, and currently expects to deliver this phase profitably.

Second, software amortization expense has increased by approximately $83,000 during the three months ended July 31, 2005 compared to the three months ended July 31, 2004. The increase in capitalized software development costs is primarily a result of the continued significant investments in the Company's GRM™ suite of products.

Finally, a fair amount of the Company's costs of revenue are fixed in nature as they relate primarily to people who are needed to implement and support the software. As mentioned in previous filings, the Company has been investing in its people and building a new infrastructure capable of supporting revenues up to $50 million. When quarterly revenues drop below $10 million, gross margins are dramatically impacted.

As a result of the significant increase in cost of sales noted previously, gross margins have decreased to 29% for the three months ended July 31, 2005 compared to 39% for the prior year first quarter. The Company anticipates that cost of sales will fall more in line with prior quarters going forward as the dependence on subcontractors declines and as revenues increase.

Selling, general and administrative expenses increased 1.2% or $47,000 to $4.0 million for the three months ended July 31, 2005. The increase is primarily due to the amortization expense associated with the intangible assets acquired in connection with the VisiCraft acquisition (see Note 5), which amounted to $112,000 for the first quarter of fiscal 2006. Since the acquisition did not occur until November 1, 2004, there was no such amortization in the first quarter of the prior fiscal year. This increase was partially offset by a decrease in commission expense for the three months ended July 31, 2005 versus the prior year quarter due to a lower amount of new sales.

As a result of the factors noted above, the Company's operating loss for the three months ended July 31, 2005 increased by approximately $735,000 from $532,000 to $1.3 million.

As more fully described in Note 4, the Company recorded a non-recurring gain of $2.2 million for the three months ended July 31, 2004 on the sale of its Judicial product line.

Net other income for the current quarter was comparable at $76,000 versus $72,000 for the prior year first quarter. This income consists of interest earned on the Company's cash balances, as well as rental income associated with the lease of a portion of its corporate headquarters.

The Company's provision (credit) for income taxes generally fluctuates with the level of pretax income or loss. The effective tax rate was 38% for both the quarter ended July 31, 2005 and 2004, respectively. This is comprised of 34% for the federal provision (credit) and 4% for various state provisions (credits). The Company anticipates that the effective rate for the balance of fiscal 2006 will be approximately 38%.

The Company reported a loss of $738,000 or $0.17 per diluted share for the current year first quarter ended July 31, 2005 versus net income of $1.1 million or $0.25 per diluted share for the comparable prior year quarter. Approximately $1.4 million or $0.31 per diluted share for the quarter ended July 31, 2004 was attributable to the divestiture of the Judicial product line described in Note 4. The net gain on the sale was calculated using an effective tax rate of 38% for fiscal 2004.

Financial Condition and Liquidity

At July 31, 2005, the Company had working capital of $12.4 million compared to $12.8 million at April 30, 2005. These levels reflect current ratios of 2.1 and 2.0, respectively. While these levels are still very strong, the slight decrease in working capital was driven by the loss reported for the current quarter.

Shareholders' equity at July 31, 2005 decreased by $466,000 to $23.2 million from the balance reported at April 30, 2005 as a result of the loss reported for the quarter of $738,000 and $39,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting. These decreases were offset by $203,000 of employee stock purchases and $101,000 of deferred stock compensation expense. Book value per share has decreased to $5.13 as of July 31, 2005 from $5.28 at April 30, 2005. Book value per share as of July 31, 2005, was calculated by dividing total shareholders' equity of $23.2 million by total shares outstanding of 4,516,827.

Net capital expenditures increased slightly by $22,000 to $199,000 for the three months ended July 31, 2005. These expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM™ software suite, as well as its other software products. Total research and development costs included in expense were $2.0 million for the three months ended July 31, 2005 compared to $1.8 million for the three months ended July 31, 2004. These amounts include $426,000 and $343,000 of software amortization expense for the three months ended July 31, 2005 and 2004, respectively. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $464,000 of software costs in accordance with FASB Statement No. 86 for the three months ended July 31, 2005 compared to $392,000 for the three months ended July 31, 2004.

The Company has applied for patents on its iFramework toolset, which provides a shared technical platform for all Manatron software in the GRM™ suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM™ system is currently being implemented in Gwinnett County, Georgia, the City of Virginia Beach, Virginia, Kenai, Alaska and the State of Idaho. The iFramework toolset will allow the software to be more easily modified to include additional states as the Company enters new markets.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow.

On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with the bank dated May 17, 2002. Under the Credit Agreement, Comerica Bank has provided the Company with a $6 million revolving line of credit. The Company's borrowing limit is no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous credit agreement. Any principal outstanding under the Credit Agreement will bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement is unsecured and terminates on August 1, 2007, the date on which payment of any amounts owing under it are due. The Credit Agreement contains standard events of default and affirmative and negative covenants, which include the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities. As of July 31, 2005 and 2004, the Company had no borrowings outstanding under either credit agreement and was in compliance with all applicable covenants.

The Company anticipates that its line of credit, together with its existing cash of approximately $6.2 million and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The first quarter of fiscal 2006 was the Company's 16th consecutive quarter with no bank debt. However, the Company did execute a $1.1 million note payable in connection with the November 2004 acquisition of VisiCraft Systems, Inc. Payments of $300,000 are required by the Company on November 1, 2005, 2006 and 2007. The final payment of $208,000 is due on November 1, 2008. All of these payments include interest.

On September 7, 2005, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the one-year repurchase program for $500,000 of the Company's common stock, which was approved on October 14, 2004. The Company did not repurchase any shares under these programs during the three months ended July 31, 2005. However, the Company did repurchase 7,000 shares on the open market under this program for $56,000 during fiscal 2005.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of July 31, 2005, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" before Part I of this report for a discussion of the limitations on the registrant's responsibility for such statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the first quarter of fiscal year 2006 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1, 2005 to May 31, 2005	--	--	--	$ 444,000
June 1, 2005 to June 30, 2005	4,095	$9.47	--	$ 444,000
July 1, 2005 to July 31, 2005	--	--	--	$ 444,000
Total	4,095	$9.47	--	--

1.

These shares are the result of stock repurchases associated with the sale of shares by executive officers to cover the tax implications of restricted stock vestings and are therefore not part of the Company's stock repurchase program discussed previously.

2.

On October 14, 2004, the Board of Directors authorized the Company to repurchase up to $500,000 of the Company's common stock over the subsequent 12 months. No shares repurchased during the period covered by this report were repurchased pursuant to this program, although the Company did repurchase 7,000 shares on the open market under this program for $56,000 as previously reported. On September 7, 2005, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the program was approved on October 14, 2004.

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

10.1

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

MANATRON, INC.

Date: September 14, 2005	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: September 14, 2005	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.1

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

-i-