Form 10-Q
period 2005-10-31
MANATRON INC
filed 2005-12-13
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       .  No    X   .

On December 13, 2005, there were 4,532,593 shares of the registrant's common stock, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC.
CONDENSED BALANCE SHEETS

	October 31, 2005	April 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,350,248	$8,444,195
Accounts receivable, net	4,713,657	6,387,440
Federal income tax receivable	953,529	659,736
Revenues earned in excess of billings on long-term contracts	7,925,002	6,596,025
Unbilled retainages on long term contracts	1,594,536	1,349,371
Notes receivable	308,347	339,958
Inventories	111,516	198,995
Deferred tax assets	901,000	901,000
Other current assets	519,047	706,000

Total current assets	21,376,882	25,582,720

NET PROPERTY AND EQUIPMENT	2,773,264	2,882,004

OTHER ASSETS:
Notes receivable, less current portion	242,433	280,227
Computer software development costs, net of accumulated amortization	2,767,272	2,760,762
Goodwill	4,886,676	4,886,676
Intangible assets, net of accumulated amortization	1,019,119	1,243,903
Other, net	185,082	164,908
Total other assets	9,100,582	9,336,476
Total assets	$33,250,728	$37,801,200

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$652,026	$781,110
Current portion of note payable	60,000	300,000
Billings in excess of revenues earned on long-term contracts	1,747,039	2,445,813
Billings for future services	4,813,336	6,020,275
Accrued liabilities	2,140,908	3,267,771
Total current liabilities	9,413,309	12,814,969

DEFERRED INCOME TAXES	538,000	538,000
LONG-TERM PORTION OF NOTE PAYABLE	822,818	807,686
SHAREHOLDERS' EQUITY:
Common stock	14,438,535	14,321,184
Retained earnings	9,414,977	10,820,977
Deferred stock compensation	(1,376,911)	(1,501,616)
Total shareholders' equity	22,476,601	23,640,545
Total liabilities and shareholders' equity	$33,250,728	$37,801,200

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
NET REVENUES	$9,017,210	$9,331,035	$18,390,362	$17,999,804

COST OF REVENUES	5,883,804	5,426,510	12,540,041	10,690,432

Gross profit	3,133,406	3,904,525	5,850,321	7,309,372

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,286,874	3,922,879	8,270,626	7,859,258

Loss from operations	(1,153,468)	(18,354)	(2,420,305)	(549,886)

GAIN ON SALE (SEE NOTE 4)	--	--	--	2,237,157

OTHER INCOME, NET	76,907	53,538	152,865	125,896

Income (loss) before provision (credit) for income taxes	(1,076,561)	35,184	(2,267,440)	1,813,167

PROVISION (CREDIT) FOR INCOME TAXES	(408,440)	13,000	(861,440)	680,000

NET INCOME (LOSS)	$(668,121)	$22,184	$(1,406,000)	$1,133,167

BASIC EARNINGS (LOSS) PER SHARE	$(.15)	$.01	$(.33)	$.28

DILUTED EARNINGS (LOSS) PER SHARE	$(.15)	$.00	$(.33)	$.26

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,310,724	4,134,095	4,284,834	4,112,532

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,310,724	4,458,429	4,284,834	4,436,181

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,406,000)	$1,133,167
Adjustments to reconcile net income (loss) to net cash
and equivalents provided by (used for) operating activities:
Gain on sale (see Note 4)	--	(2,237,157)
Depreciation and amortization expense	1,483,679	1,087,686
Deferred stock compensation expense	216,144	158,379
Decrease (increase) in current assets:
Accounts and notes receivables, net	1,743,188	(904,703)
Federal income tax receivable	(293,793)	888,943
Revenues earned in excess of billings and
retainages on long-term contracts	(1,574,142)	(1,471,108)
Inventories	87,479	1,740
Other current assets	210,894	9,468
Decrease in current liabilities:
Accounts payable and accrued liabilities	(1,255,947)	(478,387)
Billings in excess of revenues earned on
long-term contracts	(698,774)	(141,844)
Billings for future services	(1,206,939)	(1,473,347)
Net cash and equivalents used for operating activities	(2,694,211)	(3,427,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product line (see Note 4)	--	1,748,887
Decrease in short-term investments	--	96,685
Net additions to property and equipment	(298,844)	(358,613)
Investments in computer software	(858,030)	(849,948)
Other, net	(20,174)	48,562
Net cash and equivalents provided by (used for) investing
activities	(1,177,048)	685,573
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	285,802	188,623
Repurchases of common stock	(268,490)	(62,466)
Payment on note payable	(240,000)	--
Net cash and equivalents provided by (used for) financing activities	(222,688)	126,157

CASH AND EQUIVALENTS:
Decrease in cash and equivalents	(4,093,947)	(2,615,433)
Balance at beginning of period	8,444,195	8,775,370
Balance at end of period	$4,350,248	$6,159,937

Net cash paid for income taxes	$38,000	$177,000

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of October 31, 2005 and April 30, 2005, (b) the results of its operations for the three and six months ended October 31, 2005 and 2004, and (c) the cash flows for the six months ended October 31, 2005 and 2004. The results of operations for the six-month period ended October 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $476,000 and $346,000 at October 31, 2005 and 2004, respectively.

Since the timing of billings does not always coincide with revenue recognition, the Company reflects Revenues Earned in Excess of Billings and Retainages, as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period, as reflected in the accompanying balance sheets.

Reserves against Accounts Receivable and reserves against Revenues Earned in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2% as well as a specific provision for accounts the Company believes will be difficult to collect. Due to the appropriation requirements of governmental units, the Company will very seldom have a collection issue due to a shortage or lack of funds, such as bankruptcy. The Company's past due receivables primarily revolve around issues in which the customer does not feel that the software operates to their expectations. In the majority of these cases there is a gap between what the customer expects and what the Company is obligated to deliver per its contract. It is not the Company's practice and not typical for the Company to offer price concessions. On the contrary, the Company collects under the original terms of its contracts in substantially all cases. Therefore, the Company believes its fees are fixed and determinable.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of October 31, 2005 and 2004, the reserve for returns was not material.

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

(2)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on fair value at the measurement date, which is typically the grant date. Had compensation costs for these plans been recognized consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended October 31, 2005 and 2004:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

Net income (loss) as reported	$(668,121)	$22,184	$(1,406,000)	$1,133,167

Compensation expense	(3,339)	(51,898)	(43,437)	(96,783)
Pro forma net income (loss)	$(671,460)	$(29,714)	$(1,449,437)	$1,036,384

Basic earnings (loss) per share:
As reported	$(.15)	$.01	$(.33)	$.28
Pro forma	$(.16)	$(.01)	$(.34)	$.25
Diluted earnings (loss) per share:
As reported	$(.15)	$.00	$(.33)	$.26
Pro forma	$(.16)	$(.01)	$(.34)	$.24

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended October 31,			Six Months Ended October 31,
	2005	2004		2005	2004

Numerators:
Net income	$(668,121)	$22,184		$(1,406,000)	$1,133,167

Denominators: Denominator for basic earnings per share, weighted
average outstanding common shares (1)	4,310,724	4,134,095		4,284,834	4,112,532

Potential dilutive shares	-- (2)	324,334	(3)	-- (2)	323,649	(4)

Denominator for diluted earnings per share	4,310,724	4,458,429		4,284,834	4,436,181

Earnings Per Share:
Basic	$(.15)	$.01		$(.33)	$.28
Diluted	$(.15)	$.00		$(.33)	$.26

(1)	These amounts exclude unvested restricted stock, which amounted to 206,800 shares as of October 31, 2005 and 237,000 shares as of October 31, 2004.
(2)

Due to the loss reported for the period, there are no potential diluted shares included in the calculation. However, had income been reported there would have been an additional 253,677 and 255,674 of potential dilutive shares for the three and six months ended October 31, 2005, respectively.

(3)

Options to purchase 45,000 shares of common stock at $8.33 per share that were outstanding for the three months ended October 31, 2004, have been excluded from the computation of diluted earnings per share because the exercise price is greater than the average market price of the common stock for this period

(4)

All options outstanding have been included in the computation of diluted earnings per share for the six months ended October 31, 2004 as the average market price of the common stock was greater than the exercise price for all option issuances outstanding for this period.

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of October 31, 2005, the Company had approximately $30.0 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

(7)          SUBSEQUENT EVENT

Effective November 1, 2005, the Company acquired substantially all of the assets of the Plexis Group, LLC and assumed the support and maintenance obligations of its software contracts for approximately $1 million. The cash outlay for this transaction includes an initial payment of $600,000 which was paid on November 1, 2005 and two additional payments of $200,000 which are due on November 1, 2006 and 2007, respectively.

Formed in 2000 as a subsidiary of Beam, Longest & Neff, LLC, a 50-year-old engineering company, Plexis Group is an Indiana-based company who has long standing relationships with 20 Indiana counties, 13 of whom are current Computer Assisted Mass Appraisal (CAMA) software clients. Plexis also provides property tax and Geographic Information Systems (GIS) software and related services. Historical annual revenues from the client base acquired have ranged from $1.5 million to $1.8 million, of which $550,000 was recurring from ongoing software support and map hosting contracts.

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

Total net revenues of $9.0 million for the three months ended October 31, 2005 decreased by $314,000 or 3.4% in comparison to the $9.3 million of net revenues that were reported for the three months ended October 31, 2004. Total net revenues of $18.4 million for the six months ended October 31, 2005 increased $391,000 or 2.2% from $18 million for the prior year six-month period. The decrease in revenues for the current quarter was primarily due to reductions in appraisal services and professional services revenues, which were partially offset by increases in application license fees and recurring support revenues. The overall increase in revenues for the six months ended October 31, 2005 was driven by increases in application license fees, professional services revenues and support revenues, which were partially offset by a decrease in appraisal services revenues.

Software license fees increased by $254,000 or 26% and $339,000 or 22% to $1.2 and $1.9 million, respectively for the three and six months ended October 31, 2005 versus the prior year comparable periods. These increases were primarily due to the installation of the Company's Tax and CAMA software in Columbiana County, Ohio, Licking County, Ohio, Perry County, Indiana and Posey County, Indiana. In addition, Duval County, Florida and Davidson County, Tennessee went live on the Company's Tax software during the current year second quarter.

Professional services revenues decreased by $361,000 or 19% to $1.6 million for the three months ended October 31, 2005 versus $1.9 million of professional services revenues for the prior year comparable period. Professional services revenues increased by $363,000 or 11% to $3.7 million for the six months ended October 31, 2005 versus $3.3 million of professional services revenues for the prior year six-month period. The decrease in the current quarter was due to a reduction in implementation services in Ohio and Georgia. The second quarter of the prior fiscal year included significant professional services revenues for several Ohio projects and Gwinnett County, Georgia, which are now live. The increase for the six months ended October 31, 2005 was primarily driven by the recognition of change orders on the City of Baltimore project during the first quarter of fiscal 2006, as well as the recognition of approximately $160,000 related to internet tax sales activity in Florida during the same period, both of which were new sources of revenue for the Company.

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

As a result of the Company's recent software implementations to new clients as well as the acquisition of VisiCraft Systems, Inc., recurring software support revenue has increased $287,000 or 9.2% and $331,000 or 5.1% to $3.4 million and $6.8 million, respectively over the prior year comparable periods. The Company anticipates that this revenue stream will continue to increase as it completes the software implementations for its additional new clients in Alaska, Arizona, Idaho, Maryland, Tennessee and Virginia.

Despite the improvements in software license fees and recurring support revenues during the six months ended October 31, 2005, total net revenues continue to be below the Company's expectations. Total sales for fiscal 2005 decreased to $20.2 million from $28.1 million for fiscal 2004. This has negatively impacted the Company's backlog, which is a primary source of revenue. As of October 31, 2005, the Company's backlog for software and related services was $11.0 million compared to $16.5 million at October 31, 2004. The Company's backlog for Appraisal services has also decreased to $4.6 million at October 31, 2005 versus $8.9 million at October 31, 2004. In addition, as was the case in prior years, the Company has planned for approximately $6 million of its fiscal 2006 revenues to come from contracts that are signed in the current fiscal year. The Company is aggressively pursuing new business in both its core and growth markets. In addition, proposal activity is steadily increasing and the "pipeline" of qualified software opportunities for fiscal 2006 is higher than it has ever been, particularly in the

Company's new and growth markets. However, the timing of the sales is such that revenues from these new signed contracts will be recognized in the second half of fiscal 2006 and perhaps even in fiscal 2007.

The Company is still confident in its strategy and believes it is not a matter of "if," but rather "when," local governments will purchase new property tax and CAMA software. Unfortunately, the Company's sales cycles are complex and quite long, approaching two to three years in some cases and the market has been softer than anticipated. In addition, the Company is still in the process of building a new software-and-solutions-oriented sales team. Historically, most of the sales focus was on specific regions and relationships and on selling hardware. On the positive side, the Company has experienced a fifty percent win rate on its proposals during the last eighteen months and currently has opportunities to win between $10 and $15 million of new business in the near term. The Company is working diligently to close this business; however, at this point it is unlikely that the Company will achieve its sales and revenue plans for fiscal 2006.

The Company did successfully complete the launch of its first full Government Revenue Management™ (GRM™) installation in Gwinnett County, Georgia during the first quarter of fiscal 2006. As mentioned in previous filings, the Company went live with the Assessment Administration, Personal Property, ProVal and Records components of its new GRM™ product in Gwinnett County, Georgia during the second quarter of fiscal 2005 as part of the first phase of its delivery of that project. During the first quarter of fiscal 2006, Gwinnett County went live on the Tax Billing, Accounts Receivable, Tax Accounting, Cashiering, Delinquents and Levy Management modules, completing the product suite. While there are still some software modifications to be made, Gwinnett County is paying support fees and has been a positive reference site for prospective new GRM customers.

The GRM™ suite of software is a feature-rich, fully-integrated enterprise-level solution that will enable Gwinnett and other Manatron clients to not only replace their legacy systems, but to realize significant efficiencies and cost savings, provide more and modern services to their constituents and in many cases, to collect additional tax revenues, which will more than offset the cost of the GRM™ system. The completion of this new, next generation national product is a key pillar in the Company's growth strategy. It should provide a competitive edge in the market as few, if any other companies currently have a similar product suite. Historically, the Company had unique Tax products for each state in which it operated. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM™ in Georgia and other states. The Company's current focus is on successfully completing the other GRM™ implementations in Arizona; Virginia Beach; Kenai, Alaska; Idaho and Illinois, so that the sales team will have additional references upon which to build.

The Gwinnett County implementation was significant. It is one of the fastest growing counties in the United States and is an early adopter of this new technology. The Company's GRM™ system is maintaining approximately $72 billion of market value and $29 billion of assessed value for Gwinnett County. In August 2005, the County calculated and sent out 238,000 real property and 22,000 personal property bills using Manatron's new software, generating $679 million of tax revenue, which was $47 million more than the prior year.

In addition, the Company was awarded a major contract with the Minnesota Counties Computer Cooperative (MCCC) for its GRM™ Tax product on June 30, 2005. This is the same GRM™ Tax application that is being used in Gwinnett County. The MCCC is a joint powers organization providing services, software, and other cost-effective measures to substantially reduce the cost of data processing for Minnesota counties. Currently 49 of Minnesota's 87 counties are members of the MCCC Tax User Group, and they work cooperatively under a single contract for property tax software and services. MCCC signed the contract in October and as of the date of this report, sixteen counties have ratified it. An additional ten to twelve counties are expected to ratify it by December 31, 2005, at which time the project will be officially launched. This is one of the most significant tax contracts in the history of the Company. The contract is initially valued at approximately $5.5 million for 28 counties and will grow as additional counties in the consortium sign up subsequent to December 31, 2005. In addition, there will be opportunities for the Company to also sell complimentary products such as Manatron CAMA and Manatron Recorder to MCCC that will integrate with its GRM™ Tax application.

The Company was awarded its first CAMA contract in Tennessee valued at approximately $450,000 in November 2005. In addition, it has also begun negotiations with two other major jurisdictions for GRM™ Tax and CAMA software. Finally, the Company signed a $1.2 million appraisal services contract in Ohio during November 2005. The MCCC, Tennessee and Ohio amounts are not included in the backlog numbers noted above.

The Company also believes that the acquisition of Plexis Group that was recently announced will benefit the Company in the second half of fiscal 2006 and beyond. This acquisition has contributed recurring revenue of approximately $550,000 annually. Additionally, this acquisition provides key employees with subject matter expertise, which will help cement our leadership position in the Indiana market and improve the ongoing rollout of our GRM solution nationwide. The Company is aggressively pursuing other acquisitions that are aligned with its goals in support of the growth strategy.

Cost of revenues increased by $457,000 or 8.4% from $5.4 million to $5.9 million for the three months ended October 31, 2005 and increased by $1.8 million or 17.3% to $12.5 million for the six months ended October 31, 2005. The significant portion of the increase for the six months ended October 31, 2005 was related to the Baltimore, Maryland project. As noted during the first quarter, Baltimore identified a number of new requirements for the software just prior to the initial scheduled "go live" date in June 2004. The Company had been working on these additional requirements through change orders, which generated approximately $835,000 of additional revenue during the first quarter of fiscal 2006 in anticipation of a July 2005 "go live." However, Baltimore did not go live in July, which has resulted and will continue to result in additional costs. Specifically, subcontractor expense associated with this project was approximately $833,000 for the first quarter of fiscal 2006. In addition, the Company estimated its anticipated loss on this project and as a result increased its cost-to-complete reserve for Baltimore by $200,000 during the first quarter to cover the gap between the remaining revenue to be recognized offset by the additional cost required to complete this project. However, during the second quarter of fiscal 2006, the Company incurred additional expense of approximately $300,000 on this project above and beyond the estimate at the end of the first quarter of 2006, primarily related to subcontractor issues. The Company believes that these issues are now resolved and anticipates that the accrual at October 31, 2005 is sufficient to cover any remaining losses to be incurred on this project.

The Baltimore project continues to be a challenge for the Company as it is operating as a subcontractor and has limited direct interaction with the end customer. The primary driver behind the delays and significant cost overruns on this project is related to the reporting component. Initially, the prime contractor hired another vendor to complete the reporting system that was required of this project. However, when this vendor could not perform, the Company was contractually obligated to complete this work and had little leverage over how much it could collect for doing so. In addition, due to the Company's focus on its new GRM™ application, this project could not be performed in-house and required the utilization of subcontractors who were not familiar with the software, creating additional cost. As of October 31, 2005, the Company has reserved all losses it expects to incur in future periods required to complete the first phase of the Baltimore, Maryland project and therefore expects minimal impact on the results of operations in future periods. In addition, significant progress has been made toward the new targeted "go live" date scheduled for February 2006. Once Baltimore goes live, the Company can begin billing annual support revenue, which is approximately $320,000 annually. Finally, the Company has also contracted to implement phase two of this project for approximately $2.5 million, and currently expects to deliver this phase profitably.

Also contributing to the increase in cost of revenues is the increase in software amortization expense. Software amortization expense has increased by approximately $83,000 and $165,000 for the three and six months ended October 31, 2005, respectively compared to the three and six months ended October 31, 2004 due to an increase in capitalized software. The increase in capitalized software development costs is primarily a result of the continued significant investments in the Company's GRM™ suite of products.

As a result of the increased costs of revenue, the Company's gross margins decreased from 41.8% to 34.7% for the current quarter and from 40.6% to 31.8% for the six months ended October 31, 2005, in each case versus the prior year comparable periods. Because substantially all of the Company's costs of revenue are fixed in nature as they relate primarily to people who are needed to implement and support the software, gross margins fluctuate significantly with increases or decreases in net revenues. As mentioned in previous filings, the Company has been investing in its people and building a new infrastructure capable of supporting revenues up to $50 million. When quarterly revenues drop below $10 million, gross margins are dramatically impacted.

Selling, general and administrative expenses increased $364,000 or 9.3% to $4.3 million for the three months ended October 31, 2005 and $411,000 or 5.2% to $8.3 million for the six months ended October 31, 2005, in each case versus the prior year comparable periods. The increase is primarily due to the amortization expense associated with the intangible assets acquired in connection with the VisiCraft acquisition (see Note 5), which amounted to $112,000 for each of the first and second quarters of fiscal 2006. Since the acquisition occurred on November 1, 2004, there was no such amortization in the first and second quarters of the prior fiscal year. In addition, the Company has been investing significantly in its sales and marketing efforts during the six months ended October 31, 2005 resulting in an increase in selling, general and administrative expenses over the prior year six-month period ended October 31, 2004. Additional expenditures in the current year were primarily related to increased investment in national industry events. Finally, as the Company continues to aggressively pursue new markets, its non-project-related travel expenses have increased over the prior year to support these efforts.

A substantial component of the Company's selling, general and administrative expenses is its research and development costs. As noted in more detail under Financial Condition and Liquidity, these costs have increased from $2.0 million to $2.2 million during the second quarter and from $3.8 million to $4.3 million for the six months ended October 31, 2005, in each case versus the prior year comparable periods.

As a result of the factors noted above, the Company's operating loss for the three months ended October 31, 2005 increased compared to the three months ended October 31, 2004, by approximately $1.2 million from a loss of $18,000 to a loss of $1.2 million. The Company also reported a loss from operations of $2.4 million for the six months ended October 31, 2005 versus a loss from operations of $550,000 in the prior year comparable period.

As more fully described in Note 4, the Company recorded a non-recurring gain of $2.2 million for the three months ended July 31, 2004 on the sale of its Judicial product line, which impacts the results reported within this filing for the six months ended October 31, 2004.

Net other income was $77,000 and $153,000 for the three and six months ended October 31, 2005 versus $54,000 and $126,000 for the prior year comparable periods. This income consists of interest earned on the Company's cash balances, as well as rental income associated with the lease of a portion of its corporate headquarters.

The Company's provision (credit) for income taxes generally fluctuates with the level of pre-tax income or loss. The effective tax rate was 38% for both the three and six months ended October 31, 2005. The effective tax rate was 37% and 38% for the three and six months ended October 31, 2004, respectively. These provisions (credits) are comprised of 34% for the federal provision (credit) and approximately 4% for various state provisions (credits). The Company anticipates that the effective rate for the balance of fiscal 2006 will be approximately 38%.

The Company reported a loss of $668,000 or $0.15 per diluted share for the fiscal 2006 second quarter versus net income of $22,000 or $0.00 per diluted share for the second quarter in the prior fiscal year. For the six months ended October 31, 2005, the loss was $1.4 million or $0.33 per diluted share versus net income of $1.1 million or $0.26 per diluted share for the six months ended October 31, 2004. Approximately $1.4 million of the prior year net income or $0.31 per diluted share was attributable to the divestiture of the Judicial product line described in Note 4. The net gain on this sale was calculated using an effective tax rate of 38% for fiscal 2005.

Diluted weighted average outstanding common shares decreased by approximately 148,000 and 151,000 shares for the three and six months ended October 31, 2005, respectively over the prior-year comparable periods. These decreases were due to the fact that the Company reported a loss for both the three and six months ended October 31, 2005, which requires the use of basic weighted average shares outstanding as the denominator for both the basic and diluted per share calculation. Had the Company reported income for these periods, diluted weighted average shares would have increased by 106,000 and 104,000 shares for the three and six months ended

October 31, 2005, respectively over the prior year comparable periods primarily due to the issuance of shares associated with the Company's stock option plans.

Financial Condition and Liquidity

At October 31, 2005, the Company had working capital of $12.0 million compared to $12.8 million at April 30, 2005. These levels reflect current ratios of 2.3 and 2.0, respectively. The decrease in working capital was driven by the losses reported for the current quarter and six-month period ended October 31, 2005.

Shareholders' equity at October 31, 2005 decreased by $1.2 million to $22.5 million from the balance reported at April 30, 2005 as a result of the year-to-date loss of $1.4 million and $166,000 of stock repurchases, as well as $102,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting. These decreases were offset by $286,000 of employee stock purchases and $216,000 of deferred stock compensation expense. Book value per share has decreased to $4.97 as of October 31, 2005 from $5.28 at April 30, 2005. Book value per share as of October 31, 2005 was calculated by dividing total shareholders' equity of $22.5 million by total shares outstanding of 4,522,393.

Net capital expenditures decreased by $60,000 to $299,000 for the six months ended October 31, 2005 compared to $359,000 for the six months ended October 31, 2004. The higher expenditure levels in the prior year were due to the movement of the Company's web farm from Dayton, Ohio to Tampa, Florida. This relocation enabled the use of state-of-the-art facilities for the Company's web farm that offers significant improvements in physical security, uninterrupted and redundant power supplies and enhanced fire suppression. The remaining expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM™ software suite, as well as its other software products. Total research and development costs included in expense were $2.2 million and $4.3 million for the three and six months ended October 31, 2005 compared to $2.0 million and $3.8 million for the three and six months ended October 31, 2004, respectively. These amounts include $426,000 and $852,000 of software amortization expense for the three and six months ended October 31, 2005 and $343,000 and $686,000 for the three and six months ended October 31, 2004, respectively. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $394,000 and $858,000 of software costs in accordance with FASB Statement No. 86 for the three and six months ended October 31, 2005, respectively, compared to $458,000 and $850,000 for the three and six months ended October 31, 2004, respectively.

The Company has applied for patents on its iFramework toolset, which provides a shared technical platform for all Manatron software in the GRM™ suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM™ system is currently being utilized in Gwinnett County, Georgia, and is in the process of being implemented in the City of Virginia

Beach, Virginia, Kenai, Alaska and the States of Arizona and Idaho. The iFramework toolset will allow the software to be more easily modified to include additional states as the Company enters new markets.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow.

On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with the bank dated May 17, 2002. Under the Credit Agreement, Comerica Bank has provided the Company with a $6 million revolving line of credit. The Company's borrowing limit is no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous credit agreement. Any principal outstanding under the Credit Agreement will bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement is unsecured and terminates on August 1, 2007, the date on which payment of any amounts owing under it are due. The Credit Agreement contains standard events of default and affirmative and negative covenants, which include the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities. As of October 31, 2005 and 2004, the Company had no borrowings outstanding under either credit agreement and was in compliance with all applicable covenants.

The Company anticipates that its line of credit, together with its existing cash of approximately $4.4 million and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The second quarter of fiscal 2006 was the Company's 17th consecutive quarter with no bank debt. However, the Company did execute a $1.1 million note payable in connection with the November 2004 acquisition of VisiCraft Systems, Inc. Payments of $300,000 are required by the Company on November 1, 2005, 2006 and 2007. The final payment of $208,000 is due on November 1, 2008. All of these payments include interest.

On September 7, 2005, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the one-year repurchase program for $500,000 of the Company's common stock, which was approved on October 14, 2004. The Company repurchased 20,000 shares at an average price of $8.31 per share totaling $166,200 during the six months ended October 31, 2005. In addition, the Company had previously repurchased 7,000 shares on the open market under the prior program at an average price of $8.00 per share for $56,000 during fiscal 2005.

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

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of October 31, 2005, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 1A.	Risk Factors.

In this Item 1A, "we," "us," and "our" refer to the Company.

The following is a summary description of some of the many risks we face in our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We depend on county and city governments for the sale of our products and services and our business will be affected by governmental spending patterns and governmental approval processes

Substantially all of our revenues are from sales of software and services to county and city governments and other municipal agencies. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. The sales cycle associated with the purchase of our products typically is complex, lengthy and subject to a number of significant risks, including customers' budgetary constraints and governmental acceptance reviews over which we have little or no control.

For each contract with a public sector customer, we typically are subject to a procurement process. The process can include a detailed written response to the demonstrations, the design of software that addresses customer-specified needs, the integration of our products with third party products, political influences, award protests initiated by unsuccessful bidders and changes in budgets or appropriations which are beyond our control. The procurement process often is onerous and may include profit limitations and rights of the agency to terminate for convenience or if funds are unavailable. Some public sector customers require liquidated damages for defective products and/or for delays or interruptions caused by system failures. Payments under some public sector contracts are subject to achieving implementation milestones, and we have had, and may in the future have, differences with customers as to whether milestones have been achieved. Government organizations require compliance with various legal and other special considerations in the procurement process. The adoption or new or modified procurement regulations could harm us by increasing the costs of competing for sales or by impacting our ability to perform government contracts. Any violation, intentional or otherwise, of these regulations could result in fines and/or debarment from award of additional government contracts which could harm our business.

We may face other risks and challenges associated with contracting with governmental entities, including political resistance to government agencies contracting with third parties to provide information technology solutions, changes in legislation authorizing government's contracting with third parties and changes in governmental administrations and personnel with whom we have established relationships.

The market for our products could decrease if large computer manufacturers target the local government data processing market or if public agencies develop additional applications software for use by governments

The market for data processing systems, mass appraisal services and other related services is intensely competitive. Our major competitors for client server and Inter/Intranet related systems and services are typically small, local software and service firms, which often are able to offer less expensive solutions or to develop long-term relationships with key governmental officials. Generally, these smaller firms can sell hardware and services at reduced amounts because of their small amount of overhead. We also compete with national software developers such as Tyler Technologies, Inc.; NovaLIS Technologies Limited; Colorado CustomWare, Inc.; ASIX, Inc.; Patriot Properties, Inc.; Software Techniques, Inc. and Associated Computer Systems, Inc., some of which have greater financial, technical and human resources than we do.

Computer hardware manufacturers may begin to expand the marketing of their applications software to compete with us. A large computer manufacturer that associates itself solely with a third-party software supplier and targets the local government data processing market could decrease the demand for our products and thus cause our profits to decrease.

In addition, public agencies periodically develop applications software for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, these products could compete with our products thus decreasing the available market for our products.

Our success depends on our ability to respond quickly to changing technology and we must develop new software programs utilizing modern technology

The market for our products and services is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can cause customers to delay their purchasing decisions and render existing products obsolete and unmarketable. The life cycles of our software products are difficult to estimate. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and to develop and introduce in a timely manner new products with technological developments that satisfy customer requirements and achieve market acceptance. We may not be able to successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. In addition, products, capabilities or technologies developed by others could render our products or technologies obsolete or noncompetitive or shorten product life cycles. If we are unable to develop on a timely and cost-effective basis new software products or enhancements to existing products or if new products or enhancements do not achieve market acceptance, our business may be harmed. As a result of the complexities inherent in software development, and in particular development for multi-platform environments, and the broad functionality and performance demanded by our customers, major new product enhancements and new products can require long development and testing periods before they are released commercially. We have on occasion experienced delays in the scheduled introduction of new and enhanced products, and future delays could harm our business.

Our quarterly operating results may fluctuate and we may be unable to maintain profitability

We have experienced, and expect to continue to experience, fluctuations in quarterly operating results caused by many factors, including, but not limited to:

•	changes in the demand for our products and services

•	the timing, composition and size of orders from customers, including the tendency for significant bookings to occur in the fourth quarter

•	lengthy sales cycles

•	customer spending patterns and budgetary resources

•	our success in generating new customers

•	introductions or enhancements of products or delays in the introductions or enhancements of products, by us or our competitors

•

customer purchasing processes vary significantly and a customer's internal approval and expenditure authorization process can be difficult and time consuming to complete, even after we are awarded a contract

•	our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies

•	our ability to attract, retain and motivate qualified personnel

•	changes in the mix of products sold

•	the publication of opinions about us and our products or competitors and their products, by industry analysts or others

•	general business conditions in our market

The loss of any large sale or the deferral of a large sale to a subsequent quarter, could affect any particular quarterly operating results and could cause significant fluctuations in revenues and earnings from quarter to quarter. Consistent with software industry practice, we typically ship software promptly following receipt of a firm order. Accordingly, we expect to continue to operate with minimal backlog. As a result, quarterly sales and operating results depend generally on the volume and timing of orders within the quarter, the tendency of sales to occur late in fiscal quarters and our ability to fill orders received within the quarter, all of which are difficult to forecast and manage. Delay of revenue recognition into future periods could result from many different factors including the requirement that we deliver additional services or modifications considered essential to the functionality of the software, or that payment is made only in installment payments or upon satisfaction of certain criteria.

Our expense levels are based in part on expectations of future orders and sales. A substantial portion of our operating expenses are related to personnel, facilities and sales and marketing programs. This level of spending for expenses cannot be adjusted quickly and is, therefore, relatively fixed in the near term. Accordingly, any significant shortfall in demand for our products in relation to our expectations would harm our business. Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future. Therefore, in some future quarter our results of operations may fall below the expectations of securities analysts and investors. If this happens, the trading price of our stock would likely be harmed.

Because of our reliance on innovative technology and trade secrets, our competitive position may suffer if we are unable to protect and expand our proprietary rights

Our ability to compete depends in part upon internally developed, proprietary intellectual property. We regard our products as proprietary trade secrets and confidential information. We rely upon license agreements with customers and our own security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. We may apply for copyright registration of our software programs and other written materials. Even if these copyrights were granted, they would provide only limited protection against persons copying our software programs and user manuals. We have registered some of our trade names and currently have a trade name registration pending. In the future, we may apply for registration of additional trade names and trademarks. We cannot guarantee the acceptance of future registration applications nor can we be sure that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar technology. Preventing or detecting unauthorized use of our products is difficult. We cannot be sure that the steps taken by us will prevent misappropriation of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any litigation could result in substantial costs and diversion of resources and could harm our business.

Although we do not believe that our products infringe the proprietary rights of third parties, we cannot be sure that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any assertions or prosecutions will not harm our business. Regardless of the validity or the successful assertion of these claims, defending against the claims could result in significant costs and diversion of resources with respect to the defense of the claim, which could harm our business. In addition, the assertion of infringement claims could result in injunctions preventing us from distributing products, which could harm our business.

We also rely on other technology which is licensed from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Although we generally are indemnified by third parties against claims that the third parties' technology infringes the proprietary rights of others, indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the geographic scope of indemnification is limited. The result is that the indemnity that we receive against these claims may be less broad than the indemnity that we provide to our customers. Even in cases in which the indemnity that we receive from a third-party licenser is as broad as the indemnity that we provide to our customers, third-party licensers from whom we would be receiving indemnity are often not well-capitalized and may not be able to indemnify us if that third-party technology infringes the proprietary rights of others. Accordingly, we could have substantial exposure if that technology licensed from a third party infringes another party's proprietary rights. We currently do not have liability insurance to protect against the risk that licensed third-party technology infringes the proprietary rights of others. We have in the past and may in the future resell certain software which we license from third parties. We cannot be sure that these third-party software arrangements and licenses will continue to be available to us on terms that provide to us the third-party software we require to provide adequate functionality in products, on terms that adequately protect our proprietary rights or on terms that are commercially favorable to us. The loss of or inability to maintain or obtain any of these software licenses, including as a result of third-party infringement claims, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed and integrated, which could harm our business.

Our costs may increase and our production may decline if we are unable to find and retain employees with adequate technical skills and experience

To meet our clients' needs, we must hire and retain in sufficient numbers employees with appropriate technical skills and experience. We continually must identify and recruit technical employees in each of our markets to fill new positions and to replace technical employees who have left. The application software industry has historically had high turnover rates, and the demand for employees has, at times exceeded supply. This has resulted in intense competition for technical employees and competition could increase in the future. We may not be able to attract and retain the necessary numbers of employees required for expanded operations. Failure to attract and retain qualified employees or an increase in our employee turnover rate could harm our business.

We principally sell and support our products and services through a direct sales force. We have made significant expenditures in recent years to expand the direct sales and marketing force and plan to continue to do so. Our future success will depend in part upon the effectiveness of our direct sales and marketing force and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing employees. Competition for sales and marketing personnel in the software industry is intense. In addition, there can be no assurance that our direct sales and marketing organization will be able to compete successfully against the sales and marketing operations of many of our current and potential competitors. If we cannot develop and manage our direct sales and marketing force effectively, our business would be harmed.

If we purchase additional complementary products, technologies or businesses in the future, our operations and profits may decrease depending on the success of those acquisitions

One of our business strategies is to pursue acquisitions of products, technologies, services and/or businesses that will complement existing operations or provide an entry into markets that we do not presently serve. Acquisitions involve numerous risks, including the risk of improper valuation of the acquired business, difficulties in the assimilation of operations, services, products and personnel of the acquired company and entering markets in which we have limited or no experience. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the write-off of software development costs and expenses associated with the amortization of goodwill and other intangible assets, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company, all of which could harm our business. There can be no assurance that suitable acquisition candidates will be available, that we will identify them, that we will be able to purchase or profitably manage acquired companies, that future acquisitions will further the successful implementation of our overall strategy or that acquisitions ultimately will produce returns that justify the investment. In addition, we may compete for acquisition and expansion opportunities with companies which have significantly greater resources than we do.

Because we intend to retain any earnings to finance the development of our business, we may never pay cash dividends

We have never paid cash dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead we intend to retain any earnings to finance the development of our business. We cannot guarantee that we will ever pay cash dividends.

We could be held responsible for product liability claims and could be unable to obtain sufficient product liability insurance

Software products as complex as those developed by us may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced any significant product liability, errors and omissions or other related claims, the sale and support of our products and services could expose us to risks of these claims. Although we maintain product liability, errors and omissions and general liability insurance, and we routinely structure contracts to include limitations of liability, a customer could bring a successful claim against us which could harm our business.

Because our current officers and directors own a significant amount of shares of our common stock these individuals have the ability to make decisions contrary to the interests of other shareholders

As of April 30, 2005 our current officers and directors own beneficially approximately 25% of the issued and outstanding shares of Manatron common stock. As a result of this stock ownership, the current officers and directors have significant influence over all matters requiring shareholder approval. This concentration of ownership may allow these individuals to require us to take actions or delay or prevent us from taking action, such as entering into a change in control, that would otherwise be in the shareholders' interest.

Future sales by our officers and directors of substantial amounts of common stock or the potential for these sales, could decrease the prevailing market price for our common stock.

Our shareholder rights plan and charter documents may hinder or prevent change of control transactions

Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our board of directors may issue shares of preferred stock without any further action by shareholders. Such issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current board of directors to be removed and replaced.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the second quarter of fiscal year 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Aug. 1, 2005 to Aug. 31, 2005	6,383(1)	--	--	$ 444,000
Sept. 1, 2005 to Sept. 30, 2005	20,000(2)	$8.31	--	$ 833,800
Oct. 1, 2005 to Oct. 31, 2005	--	--	--	$ 833,800
Total	26,383	$8.31	--	--

1.

These shares are the result of stock repurchases associated with the sale of shares by executive officers to cover the tax implications of restricted stock vestings and are therefore not part of the Company's stock repurchase programs.

2.

On September 7, 2005, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the one-year repurchase program, which had been approved on October 14, 2004 and approved repurchase up to $500,000 of the Company's common stock. All shares repurchased during September 2005 were repurchased pursuant to the new repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on September 7, 2005. The purpose of the meeting was to elect directors and ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year. The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

Votes Cast
Elected Directors	For	Authority Withheld Against	Broker Non-Votes

Randall L. Peat	3,529,224	9,428	0
Stephen C. Waterbury	3,398,561	140,090	0

The following persons also continue to serve as directors: W. Scott Baker, Gene Bledsoe, Richard J. Holloman, Paul R. Sylvester and Harry C. Vorys.

The stockholders also voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year 2006:

Votes Cast
	For	Authority Withheld Against	Abstentions	Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year	3,534,024	4,571	0	0

Item 6.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.*

10.2	Manatron, Inc. 1994 Long-Term Incentive Plan.*

10.3	Manatron, Inc. 1995 Long-Term Incentive Plan.*

10.4	Manatron, Inc. Stock Incentive Plan of 1999.*

10.5	Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.*

10.6	Manatron, Inc. Stock Option and Restricted Stock Plan of 2004.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.
_______________________
*Management contract or compensatory plan or arrangement. Each of these plans was amended on September 7, 2005 to delete provisions that had permitted Manatron, Inc. to accept payment of stock option exercise prices in the form of a promissory note or other deferred payment.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: December 13, 2005	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: December 13, 2005	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.1	Manatron, Inc. 1989 Stock Option Plan.*

10.2	Manatron, Inc. 1994 Long-Term Incentive Plan.*

10.3	Manatron, Inc. 1995 Long-Term Incentive Plan.*

10.4	Manatron, Inc. Stock Incentive Plan of 1999.*

10.5	Manatron, Inc. Stock Option and Restricted Stock Plan of 2003.*

10.6	Manatron, Inc. Stock Option and Restricted Stock Plan of 2004.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.
_______________________
*Management contract or compensatory plan or arrangement. Each of these plans was amended on September 7, 2005 to delete provisions that had permitted Manatron, Inc. to accept payment of stock option exercise prices in the form of a promissory note or other deferred payment.

-i-