Form 10-Q
period 2006-01-31
MANATRON INC
filed 2006-03-17
CIK 798736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated Filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       .  No    X   .

On March 17, 2006, there were 5,080,516 shares of the registrant's common stock, no par value, outstanding.

MANATRON, INC.

Forward-Looking Statements

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "will," "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. The Company's future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

•

Potential negative impact resulting from the fact that the purchase of the Company's products is relatively discretionary and generally involves a significant commitment of capital; in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q. However, this list is not intended to be exhaustive; many other factors, including the risk factors disclosed in Item 1A "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2005, could impact the Company's business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although the Company believes that the forward-looking statements contained in this Form 10-Q are reasonable, the Company cannot provide any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and readers are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q. In addition to the risks listed above, other risks may arise in the future, and the Company disclaims any obligation to update information contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MANATRON, INC.
CONDENSED BALANCE SHEETS

	January 31, 2006	April 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3,813,453	$8,444,195
Accounts receivable, net	10,377,765	6,387,440
Federal income tax receivable	1,751,175	659,736
Revenues earned in excess of billings on long-term contracts	6,391,582	6,596,025
Unbilled retainages on long term contracts	1,170,125	1,349,371
Notes receivable	474,854	339,958
Inventories	174,846	198,995
Deferred tax assets	901,000	901,000
Other current assets	451,103	706,000

Total current assets	25,505,903	25,582,720

NET PROPERTY AND EQUIPMENT	2,682,835	2,882,004

OTHER ASSETS:
Notes receivable, less current portion	243,502	280,227
Computer software development costs, net of accumulated amortization	2,692,092	2,760,762
Goodwill	5,441,693	4,886,676
Intangible assets, net of accumulated amortization	1,405,477	1,243,903
Other, net	289,256	164,908
Total other assets	10,072,020	9,336,476
Total assets	$38,260,758	$37,801,200

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$801,880	$781,110
Current portion of notes payable	500,000	300,000
Billings in excess of revenues earned on long-term contracts	2,806,009	2,445,813
Billings for future services	8,853,492	6,020,275
Accrued liabilities	2,722,488	3,267,771
Total current liabilities	15,683,869	12,814,969

DEFERRED INCOME TAXES	538,000	538,000
LONG-TERM PORTION OF NOTES PAYABLE	728,523	807,686
SHAREHOLDERS' EQUITY:
Common stock	14,505,663	14,321,184
Retained earnings	8,082,750	10,820,977
Deferred stock compensation	(1,278,047)	(1,501,616)
Total shareholders' equity	21,310,366	23,640,545
Total liabilities and shareholders' equity	$38,260,758	$37,801,200

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
NET REVENUES	$8,024,451	$10,355,681	$26,414,813	$28,355,485

COST OF REVENUES	5,858,868	5,696,437	18,398,909	16,386,869

Gross profit	2,165,583	4,659,244	8,015,904	11,968,616

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,368,023	3,897,534	12,638,649	11,756,792

Income (loss) from operations	(2,202,440)	761,710	(4,622,745)	211,824

GAIN ON SALE (SEE NOTE 4)	--	--	--	2,237,157

OTHER INCOME, NET	54,213	63,180	207,078	189,076

Income (loss) before provision (credit) for income taxes	(2,148,227)	824,890	(4,415,667)	2,638,057

PROVISION (CREDIT) FOR INCOME TAXES	(816,000)	313,000	(1,677,440)	993,000

NET INCOME (LOSS)	$(1,332,227)	$511,890	$(2,738,227)	$1,645,057

BASIC EARNINGS (LOSS) PER SHARE	$(.31)	$.12	$(.64)	$.40

DILUTED EARNINGS (LOSS) PER SHARE	$(.31)	$.12	$(.64)	$.37

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,322,363	4,146,077	4,297,453	4,123,759

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,322,363	4,434,405	4,297,453	4,439,175

See accompanying notes to condensed financial statements.

MANATRON, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,738,227)	$1,645,057
Adjustments to reconcile net income (loss) to net cash
and equivalents used for operating activities:
Gain on sale (see Note 4)	--	(2,237,157)
Depreciation and amortization expense	2,348,899	1,798,507
Deferred stock compensation expense	318,258	248,952
Decrease (increase) in current assets:
Accounts and notes receivables, net	(3,958,638)	(1,839,279)
Federal income tax receivable	(1,091,439)	888,943
Revenues earned in excess of billings and
retainages on long-term contracts	383,689	(3,616,644)
Inventories	24,149	(16,721)
Other current assets	303,616	(192,482)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(524,513)	(25,223)
Billings in excess of revenues earned on
long-term contracts	193,274	466,323
Billings for future services	2,787,766	952,402
Net cash and equivalents used for operating activities	(1,953,166)	(1,927,322)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product line (see Note 4)	--	1,748,887
Acquisition of businesses (see Note 5)	(600,000)	(402,434)
Decrease in short-term investments	--	1,350,000
Net additions to property and equipment	(412,438)	(543,462)
Investments in computer software	(1,208,610)	(1,363,453)
Other, net	(221,548)	99,721
Net cash and equivalents provided by (used for) investing
activities	(2,442,596)	889,259
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	333,510	275,752
Repurchases of common stock	(268,490)	(118,466)
Payment on notes payable	(300,000)	--
Net cash and equivalents provided by (used for) financing activities	(234,980)	157,286

CASH AND EQUIVALENTS:
Decrease in cash and equivalents	(4,630,742)	(880,777)
Balance at beginning of period	8,444,195	8,775,370
Balance at end of period	$3,813,453	$7,894,593

Net cash paid for income taxes	$80,000	$556,000

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of January 31, 2006, (b) the results of its operations for the three and nine months ended January 31, 2006 and 2005, and (c) the cash flows for the nine months ended January 31, 2006 and 2005.

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

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $658,000 and $346,000 at January 31, 2006 and 2005, respectively.

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

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of January 31, 2006 and 2005, the reserve for returns was not material.

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

(2)          STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on fair value at the measurement date, which is typically the grant date. Had compensation costs for these plans been recognized consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts for the three and nine months ended January 31, 2006 and 2005:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

Net income (loss) as reported	$(1,332,227)	$511,890	$(2,738,227)	$1,645,057

Compensation expense	(2,837)	(52,079)	(46,274)	(216,280)
Pro forma net income (loss)	$(1,335,064)	$459,811	$(2,784,501)	$1,428,777

Basic earnings (loss) per share:
As reported	$(.31)	$.12	$(.64)	$.40
Pro forma	$(.31)	$.11	$(.65)	$.35
Diluted earnings (loss) per share:
As reported	$(.31)	$.12	$(.64)	$.37
Pro forma	$(.31)	$.11	$(.65)	$.33

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended January 31,			Nine Months Ended January 31,
	2006	2005		2006	2005
Numerators:
Net income (loss)	$(1,332,227)	$511,890		$(2,738,227)	$1,645,057

Denominators: Denominator for basic earnings (loss) per share, weighted average outstanding common shares (1)	4,322,363	4,146,077		4,297,453	4,123,759

Potential dilutive shares	-- (2)	288,328	(3)	-- (2)	315,416	(3)

Denominator for diluted earnings (loss) per share	4,322,363	4,434,405		4,297,453	4,439,175

Earnings (Loss) Per Share:
Basic	$(.31)	$.12		$(.64)	$.40
Diluted	$(.31)	$.12		$(.64)	$.37

(1)	These amounts exclude unvested restricted stock, which amounted to 206,575 shares as of January 31, 2006 and 235,800 shares as of January 31, 2005.
(2)

Due to the loss reported for the three- and nine-month periods, there are no potential diluted shares included in the calculations. However, had income been reported there would have been an additional 173,806 and 229,609 of potential dilutive shares for the three and nine months ended January 31, 2006, respectively.

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

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          SALE OF JUDICIAL PRODUCT LINE

Effective May 31, 2004, the Company sold substantially all of the assets and transferred certain liabilities associated with the Company's Judicial product line to MAXIMUS for approximately $2.3 million. The Company received $1.8 million in cash and MAXIMUS assumed the liabilities for approximately $500,000 of existing software support contracts on May 31, 2004, which resulted in a pre-tax gain of $2,237,157 that was recognized for the three months ended July 31, 2004 and is also included in the accompanying statement of operations for the nine months ended January 31, 2005.

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

(5)          ACQUISITIONS

Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. (Visicraft) and assumed the support and maintenance obligations of its software contracts for approximately $1.2 million. In addition, the Company entered into five-year non-compete agreements with the three prior owners totaling $300,000. The total cash outlay for this transaction is $300,000 per year for five years. The present value of the remaining payments are reflected as a current and long-term note payable in the accompanying balance sheet. The excess of the purchase price over the net book value of assets acquired of $1,168,686 was allocated to other intangible assets, specifically customer relationships and purchased technology.

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

Effective November 1, 2005, the Company acquired substantially all of the assets of the Plexis Group, LLC (Plexis) and assumed the support and maintenance obligations of its software

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(5)          ACQUISITION (Continued)

contracts for approximately $1 million. The cash outlay for this transaction includes an initial payment of $600,000 which was paid on November 1, 2005 and two additional payments of $200,000 which are due on November 1, 2006 and 2007, respectively. The excess of the purchase price over the net book value of assets acquired of $1,080,000 was allocated to intangible assets. Specifically, $525,000 was allocated to customer relationships, which will be amortized over a five-year period. The remaining $555,000 has been allocated to goodwill.

Formed in 2000 as a subsidiary of Beam, Longest & Neff, LLC, a 50-year-old engineering company, Plexis was an Indiana-based company that had long standing relationships with 20 Indiana counties, 13 of whom are current Computer Assisted Mass Appraisal (CAMA) software clients. Plexis also provides property tax and Geographic Information Systems (GIS) software and related services. Historical annual revenues from the client base acquired have ranged from $1.5 million to $1.8 million, of which $550,000 was recurring from ongoing software support and map hosting contracts.

This acquisition has been accounted for under the purchase method of accounting. The operating results of Plexis are included in the Company's results of operations from the date of acquisition. The acquisition of Plexis was not significant to the Company's operating results, and thus pro forma results are not presented.

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of January 31, 2006, the Company had approximately $33.8 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

MANATRON, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Continued)
_________________________

(7)          SUBSEQUENT EVENT

Effective February 1, 2006, the Company acquired ASIX, Inc. (ASIX). The purchase price for ASIX was approximately $11 million consisting of $4.2 million in cash, 436,500 shares of Manatron common stock and $3.8 million in promissory notes bearing interest at 5% that are scheduled for payment over the next four years beginning on February 1, 2007. The stock purchase agreement also contains an earn out provision of up to $1 million if certain revenue thresholds are met in the California market during the next six years.

Founded in 1991, ASIX has designed, developed and marketed Ascend™, a comprehensive client/server-based assessment administration and property tax billing and collection system that is currently installed in 16 counties in Colorado, Illinois, Minnesota, Missouri, Nevada, Oregon and Washington. AXIS also provides professional services including installation, training, project management, data conversions and on-going support in connection with sales of its property tax software.

ASIX is currently a sub-contractor to BearingPoint, Inc. to provide technical services and subject matter expertise in connection with a $31 million project to develop a state-of-the-art property tax and assessment system for the county of San Diego. In connection with this project, ASIX and BearingPoint have entered into an exclusive joint marketing agreement to provide the developed solution to other California counties. ASIX also provides IT consulting services to non-governmental clients, such as Microsoft and Cingular Wireless. In addition, ASIX has provided requirements definition and requests for proposal development to a number of larger jurisdictions seeking a new property tax system.

For the year ended December 31, 2005, ASIX generated unaudited revenues of $6.7 million, including $2.2 million from recurring software support agreements. Pretax income was approximately $1.2 million.

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

The Company's revenues are generated from software licenses, hardware sales, forms and supplies sales, and various related professional services, such as software support, data conversions, installation, training, project management, hardware maintenance, forms processing and printing. The Company's revenues are also generated from appraisal services, which include mass real estate appraisals, revaluations and other appraisal-related consultative work.

For simplicity purposes, many of the numbers described below are rounded; however, the fluctuations and percentage variations are based upon the actual amounts.

Total net revenues of $8.0 million for the three months ended January 31, 2006 decreased by $2.3 million or 22.5% in comparison to the $10.4 million of net revenues that were reported for the three months ended January 31, 2005. Total net revenues of $26.4 million for the nine months ended January 31, 2006 decreased $1.9 million or 6.8% from $28.4 million for the prior year nine-month period. The decreases in revenues for the current three- and nine-month periods were primarily due to reductions in software license fees and appraisal services revenues, which were partially offset by increases in professional services revenues, and recurring support and maintenance revenues.

Software license revenues decreased by $1.7 million or 75.2% to $563,000 for the three months ended January 31, 2006 and by $1.4 million or 35.8% to $2.5 million for the nine months ended January 31, 2006 versus the prior year comparable periods. The prior year three- and nine-month periods included significant license fees related to the Arizona Department of Revenue and the Duval County, Florida Tax and CAMA implementations totaling $1.4 million as reflected in both periods. The prior period also included a number of other significant software license revenues from Tax and CAMA implementations in Jefferson County, Alabama; Kenai, Alaska; Gwinnett County, Georgia; Benton County, Indiana; the City of Baltimore, Maryland; Belmont County, Ohio; Champaign County, Ohio; Mahoning County, Ohio; Wood County, Ohio; Loudoun County, Virginia; and the City of Virginia Beach, Virginia. Current year software license revenues have been negatively impacted by lower than expected sales. As was the case in prior years, the Company had planned for $6 million of its fiscal 2006 software license and professional services revenues to come from contracts that were signed in the current fiscal year in order to meet its financial plan. In addition, while the Company did have $4.4 million of unearned license fees in its backlog as of the beginning of its fiscal year, the Company has not been able to recognize all of them in fiscal 2006 due to the timing of several client implementations and the related product rollout plans. Although there have been no significant software license revenues recognized in fiscal 2006 like the Company had for Arizona and Duval last year, the Company has recognized software license revenues from a number of other important Tax and CAMA implementations. For example, the current period includes software license revenues from projects in Columbia County, Florida; Gwinnett County, Georgia; Bonneville County, Idaho; Perry County, Indiana; Posey County, Indiana; Columbiana County, Ohio; Licking County, Ohio; Davidson County, Tennessee; and the City of Virginia Beach, Virginia.

Software license revenues and related professional services revenues can vary significantly from quarter to quarter or year to year, as they are primarily driven by the Company's backlog, new sales and the timing of the related software installations and implementations. In addition, many of the larger and more complex jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than a year to fully implement and a number of these contracts are accounted for using the percentage of completion method, which results in the software license revenues being recognized over the implementation period.

Appraisal services revenues decreased by 27.9% from $2.1 million to $1.5 million for the three months ended January 31, 2006 and by 16.4% from $6.2 million to $5.2 million for the nine months ended January 31, 2006 versus the prior year comparable periods. These decreases were anticipated as the Company has been at the low point of its appraisal services cycle. For example, the backlog for appraisal services as of the beginning of the current fiscal year was $7.9 million versus $13.0 million as of the beginning of the prior fiscal year. On the positive side, the Company has signed $3.5 million of appraisal services work through February 28, 2006 compared to $2.9 million for the entire prior fiscal year. It should also be noted that the Company has historically made the necessary changes to ensure that its costs of appraisal services are in line with the anticipated revenues.

Professional services revenues recognized in the third quarter were comparable at $1.3 million for both years. However, professional services revenues increased by $326,000 or 7% from $4.6 million for the nine months ended January 31, 2005 to $5.0 million for the nine months ended January 31, 2006. While professional services revenues can also vary like software license fees from quarter to quarter, they generally are higher following the installation of the software. The increase for the nine months is primarily due to change orders for additional services provided to the City of Baltimore in the first quarter of the current fiscal year.

Recurring software support and maintenance revenue has increased by $316,000 or 9.5% to $3.6 million for the three months ended January 31, 2006 and by $646,000 or 6.6% to $10.4 million for the nine months ended January 31, 2006, versus the prior year comparable periods. These increases are a result of software implementations to new clients. In addition, the acquisitions of VisiCraft and Plexis have also contributed to this increase (see Note 5 to condensed financial statements). The Company anticipates that this revenue stream will continue to increase as it completes the software implementations for its additional new clients in Alaska, Arizona, Idaho, Maryland, Minnesota, Nevada, South Carolina, Tennessee and Virginia. Secondly, the acquisition of Plexis will continue to positively impact recurring support revenue for at least an additional nine months as its results of operations were not included with the Company's results until November 1, 2005, the closing date of the acquisition. Furthermore, the acquisition of

ASIX (see Note 7 to condensed financial statements) should cause recurring software support and maintenance revenues to increase by over $2 million on an annualized basis beginning on February 1, 2006.

Despite the upward movement in professional services revenues, and recurring software support and maintenance revenues, total net revenues continue to be well below the Company's expectations. Two factors that significantly affect the Company's net revenues are backlog and current sales. Total signed contracts or sales for fiscal 2005 decreased to $20.2 million from $28.1 million for fiscal 2004. This $7.9 million decrease in sales negatively impacted the Company's backlog, as it entered fiscal 2006. As discussed above, the Company had planned for approximately $6 million of its fiscal 2006 revenues to come from contracts that were signed in the current fiscal year in order to meet its financial plan. While the Company has signed several significant new contracts in fiscal 2006 as noted below, the nature, number and dollar amount of the contracts have not been sufficient enough for the Company to keep pace with the prior year, nor show any revenue growth for the nine months ended January 31, 2006.

Total signed contracts or sales from May 1, 2005 through February 28, 2006 are $16.3 million. Total sales or signed contracts for the same ten-month period in the prior fiscal year were $17.8 million. As of January 31, 2006, the Company's backlog for software and related services was $16.1 million compared to $16.3 million at January 31, 2005. The Company's backlog for appraisal services decreased to $5.4 million at January 31, 2006 versus $8.7 million at January 31, 2005. These backlog amounts are exclusive of the Company's $17.1 million of annualized recurring revenue from hardware maintenance, software support, e-government subscriptions, and printing and processing contracts as of January 31, 2006. The backlog amounts also do not reflect the acquisition of ASIX, Inc., which was completed on February 1, 2006 (see Note 7 to condensed financial statements) and is described in more detail below.

The Company is still confident in its strategy and believes it is not a matter of "if," but rather "when," local governments will purchase new property tax and CAMA software. Unfortunately, the Company's sales cycles are complex and quite long; approaching two to three years in some cases, and the market has been softer than anticipated. In addition, the Company is still in the process of building a new software-and-solutions-oriented sales team. Historically, most of the sales focus was on specific regions, existing relationships and upgrades, and on selling hardware. During the last couple of years, the Company has signed a much higher percentage of new business and has been primarily focused on opening new markets.

Of the $16.3 million signed contracts so far in fiscal 2006, $4.9 million is from a new contract with the Minnesota Counties Computer Cooperative (MCCC) for the Company's GRM™ Tax product. MCCC is a joint powers organization providing services, software, and other cost-effective measures to substantially reduce the cost of data processing for Minnesota counties. Currently 49 of Minnesota's 87 counties are members of the MCCC Tax User Group, and they work cooperatively under a single contract for property tax software and services. This is one of the most significant tax contracts in the history of the Company and currently only covers 27 of the 49 counties in the consortium. Additional counties are expected to sign up once the project is further along. In fact, Blue Earth County, which is not currently part of the consortium recently signed a Tax contract for $400,000. In addition, there will be opportunities for the Company to sell complimentary products such as Manatron CAMA and Manatron Recorder to MCCC that will integrate with the Manatron GRM™ Tax application.

Also included in the fiscal 2006 sales amount is a $450,000 contract for the Company's first CAMA contract in Tennessee, with Williamson County. The Company also recently received its first major CAMA contract in the state of South Carolina from Horry County (Myrtle Beach) for $725,000. The Company also won a $1.2 million appraisal services contract from Franklin County, Ohio. Finally, the Company just won its first property tax contract in Nevada from Washoe County (Reno) for $2.3 million. The Company believes that all of these wins are evidence that its new GRM™ suite of software is gaining traction and acceptance in the market, which will positively impact sales and revenues in future periods.

The Company did successfully complete the launch of its first full GRM™ installation in Gwinnett County, Georgia during the first quarter of fiscal 2006. There was a lot of discussion about the significance of this launch, as well as the importance of Gwinnett County in the first and second quarter Form 10-Q filings. Gwinnett County is paying support fees and has been a positive reference site for prospective new GRM™ customers, including MCCC and Washoe County.

The GRM™ suite of software is a feature-rich, fully-integrated enterprise-level solution that will enable Gwinnett, as well as other customers to not only replace their legacy systems, but to realize significant efficiencies and cost savings, provide more and modern services to their constituents and in many cases, to collect additional tax revenues, which will more than offset the cost of the GRM™ system to the customer. The completion of this new, next generation national product was a key pillar in the Company's growth strategy. It provides a competitive edge in the market as few, if any other companies currently have a similar product suite. Historically, the Company had unique Tax products for each state in which it operated. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM™ in Georgia and other states. The Company's current focus is on successfully completing the other GRM™ implementations in Alaska, Arizona, Idaho, Illinois, Minnesota, Nevada, South Carolina, Tennessee and Virginia so that the sales team will have additional references upon which to build.

The Company has also recently completed two acquisitions which should increase revenues in subsequent periods. Effective November 1, 2005, the Company completed the acquisition of Plexis Group (see Note 5 to condensed financial statements). Plexis was generating over $1 million in annual revenues, of which $550,000 was from recurring software support agreements. Additionally, this acquisition provides key employees with subject matter expertise, which will help cement our leadership position in the Indiana market and improve the ongoing rollout of our GRM solution nationwide.

Effective February 1, 2006, the Company completed the acquisition of ASIX, Inc. (see Note 7 to condensed financial statements). ASIX generated nearly $7 million in annual revenues, of which $2.2 million was from recurring software support agreements. This acquisition provides the Company with immediate access to the California marketplace, which the Company has conservatively estimated as valued at $200 million. ASIX is currently a sub-contractor to

BearingPoint, Inc. to provide technical services and subject matter expertise in connection with a $31 million project to develop a state-of-the-art property tax and assessment system for the County of San Diego. In connection with the County of San Diego project, BearingPoint and ASIX have entered into an exclusive joint marketing arrangement to provide the developed solution to other California counties.

The ASIX acquisition also augments the Company's capacity and capabilities in Minnesota where the Company has just begun its implementation of the MCCC property tax contract as previously discussed. ASIX recently completed a successful implementation of their property tax system in Anoka County, Minnesota. As a result, the Company will be able to leverage ASIX's efforts and Minnesota expertise in the MCCC engagement, which should facilitate the successful completion of that project. In addition, the Company will be in a position to leverage the knowledge and expertise ASIX has in Nevada given their successful property tax implementation in Clark County (Las Vegas), Nevada as it rolls out the implementation of Washoe County, as previously discussed.

The Company is still pursuing other acquisitions that are aligned with its goals as part of its growth strategy.

Despite the decrease in revenues, cost of revenues increased by $162,000 or 2.9% from $5.7 million to $5.9 million for the three months ended January 31, 2006 and increased by $2.0 million or 12.3% from $16.4 million to $18.4 million for the nine months ended January 31, 2006, versus the comparable periods in the prior fiscal year. The increase for the nine-month period was primarily driven by an increase of $706,000 in subcontractor expense over the prior year period. As discussed within the second quarter Form 10-Q, the Company incurred $833,000 and $300,000 of subcontractor expense during the first and second quarters of fiscal 2006, respectively associated with the Baltimore implementation. An additional $280,000 of subcontractor expense was incurred during the third quarter of fiscal 2006. This was in line with what the Company projected as of the end of its second quarter, however the Company was unable to recognize the related revenue due to the status of this project. The Company has approximately $600,000 of additional revenue to be recognized in future periods related to this implementation when certain milestones are achieved.

The City of Baltimore again extended its deadline to "go live" from February 2006 until later this year giving them adequate time to assemble their resources, add more functionality to the software and go through the appropriate training. This project has been transforming from a Commercial-Off-The-Shelf (COTS) implementation into a custom build solution and the Company is currently in negotiations with Unisys (the prime contractor) to address how the Company will be compensated for future work required by the City of Baltimore beyond the scope of the contract.

In addition, personnel expense classified within cost of sales has also increased by $952,000 for the nine months ended January 31, 2006 as a result of additional personnel hired in connection with the VisiCraft and Plexis acquisitions, the addition of implementation and project management staff required to execute some of the more significant contracts currently underway and annual raises. Also contributing to the increase in cost of revenues is the increase in software amortization expense. Software amortization expense has increased by approximately

$33,000 and $198,000 for the three and nine months ended January 31, 2006, respectively compared to the three and nine months ended January 31, 2005 due to an increase in capitalized software. The increase in capitalized software development costs is primarily a result of the continued significant investments in the Company's GRM™ suite of products as noted below. Finally, direct project travel expenses have increased by $268,000 for the nine months ended January 31, 2006 over the prior year comparable period due to the additional travel required to implement those projects located outside of the Company's core markets.

As a result of the decrease in revenues, the Company's gross margins decreased significantly from 45.0% to 27.0% for the current quarter and from 42.2% to 30.3% for the nine months ended January 31, 2006, versus the prior year comparable periods. Because substantially all of the Company's costs of revenue are fixed in nature, as they relate primarily to employees who are needed to implement and support the software, gross margins fluctuate significantly with increases or decreases in net revenues. As mentioned in previous filings, the Company has been investing in its people and building a new infrastructure capable of supporting revenues up to $50 million. When quarterly revenues drop below $10 million, gross margins are dramatically impacted. The Company is currently evaluating its cost structure in the fourth quarter given that the sales and revenues for the first three quarters have been well below expectations and it does not appear that they are going to pick up substantially in the near term. The Company anticipates being prepared to take appropriate steps based on the outcome of this analysis.

Selling, general and administrative expenses increased $470,000 or 12.1% from $3.9 million to $4.4 million for the three months ended January 31, 2006 and $882,000 or 7.5% from $11.8 million to $12.6 million for the nine months ended January 31, 2006, in each case versus the prior year comparable periods. The increases are primarily due to the amortization expense associated with the intangible assets acquired in connection with the VisiCraft and Plexis acquisitions (see Note 5 to condensed financial statements). These amounts were $236,000 and $461,000 for the three and nine months ended January 31, 2006 compared to $112,000 for both the three and nine months ended January 31, 2005. In addition, the Company has increased its spending on sales and marketing efforts during the year primarily on regional and national trade shows and conferences and in various marketing publications to further position Manatron as the leading provider of property systems in North America. In addition, commission expense has increased by $114,000 and $45,000 for the three and nine months ended January 31, 2006 compared to the prior year comparable periods. Finally, the Company's non-project related travel expenses have increased substantially over the prior year as the Company has been pursuing business in new markets.

A substantial component of the Company's selling, general and administrative expenses is its research and development costs. As noted in more detail under Financial Condition and Liquidity, these costs have increased from $1.9 million to $2.3 million during the third quarter and from $5.6 million to $6.5 million for the nine months ended January 31, 2006, versus the prior year comparable periods. The increases in software development costs are due to pay increases and additional personnel who have been hired to accelerate the completion of the GRM™ Suite of software for the states and jurisdictions under current contracts.

As a result of reduced revenue and the larger operating infrastructure, the Company reported an operating loss for the three months ended January 31, 2006 of $2.2 million compared to operating income of $762,000 for the three months ended January 31, 2005. The Company also reported a loss from operations of $4.6 million for the nine months ended January 31, 2006 versus income from operations of $212,000 for the nine months ended January 31, 2005.

As more fully described in Note 4 to the Notes to Condensed Financial Statements, the Company recorded a non-recurring pre-tax gain of $2.2 million for the three months ended July 31, 2004 on the sale of its Judicial product line, which impacts the results reported within this filing for the nine months ended January 31, 2005.

Net other income was $54,000 and $207,000 for the three and nine months ended January 31, 2006 versus $63,000 and $189,000 for the prior year comparable periods. This income consists of interest earned on the Company's cash balances, as well as rental income associated with the lease of a portion of its corporate headquarters.

The Company's provision (credit) for income taxes generally fluctuates with the level of pre-tax income or loss. The effective tax rate was 38% for all periods presented in this report. These provisions (credits) are comprised of 34% for the federal provision (credit) and approximately 4% for various state provisions (credits). The Company anticipates that the effective rate for the balance of fiscal 2006 will remain at 38%.

The Company reported a net loss of $1.3 million or $0.31 per diluted share for the third quarter in the current fiscal year versus net income of $512,000 or $0.12 per diluted share for the third quarter in the prior fiscal year. For the nine months ended January 31, 2006, the Company reported a net loss of $2.7 million or $0.64 per diluted share versus net income of $1.6 million or $0.37 per diluted share for the nine months ended January 31, 2005. Approximately $1.4 million of the prior year net income or $0.31 per diluted share was attributable to the divestiture of the Judicial product line described in Note 4 to the Notes to Condensed Financial Statements. The net gain on this sale was calculated using an effective tax rate of 38% for fiscal 2005.

Diluted weighted average outstanding common shares decreased by approximately 112,000 and 142,000 shares for the three and nine months ended January 31, 2006, respectively over the prior-year comparable periods. These decreases were due to the fact that the Company reported a net loss for both the three and nine months ended January 31, 2006, which requires the use of basic weighted average shares outstanding as the denominator for both the basic and diluted per share calculation. Had the Company reported net income for these periods, diluted weighted average shares would have increased by 174,000 and 230,000 shares for the three and nine months ended January 31, 2006, respectively over the prior year comparable periods primarily due to the issuance of shares associated with the Company's stock option plans.

Financial Condition and Liquidity

At January 31, 2006, the Company had working capital of $9.8 million compared to $12.8 million at April 30, 2005. These levels reflect current ratios of 1.6 and 2.0, respectively. The decrease in working capital is primarily due to the losses reported for the current quarter and nine-month period ended January 31, 2006.

Shareholders' equity at January 31, 2006 decreased by $2.3 million to $21.3 million from the balance reported at April 30, 2005 as a result of the year-to-date loss of $2.7 million and $268,000 of stock repurchases, including $102,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vestings. These decreases were offset by $334,000 of employee stock option purchases and $318,000 of deferred stock compensation expense. Book value per share has decreased to $4.70 as of January 31, 2006 from $5.28 at April 30, 2005. Book value per share as of January 31, 2006 was calculated by dividing total shareholders' equity of $21.3 million by the 4,534,216 total shares that were outstanding on that date.

Net capital expenditures decreased by $131,000 to $412,000 for the nine months ended January 31, 2006 compared to $543,000 for the nine months ended January 31, 2005. The higher expenditure levels in the prior year were due to the relocation of the Company's Web Farm from Dayton, Ohio to Tampa, Florida. The Company's Web Farm in Tampa is a state-of-the-art facility that offers significant improvements in physical security, uninterrupted and redundant power supplies and enhanced fire suppression. The other capital expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM™ software suite of software products. Total research and development costs included in expense were $2.3 million and $6.5 million for the three and nine months ended January 31, 2006 compared to $1.9 million and $5.6 million for the three and nine months ended January 31, 2005, respectively. These amounts include $426,000 and $1.3 million of software amortization expense for the three and nine months ended January 31, 2006 compared to $393,000 and $1.1 million for the three and nine months ended January 31, 2005, respectively. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $351,000 and $1.2 million of software development costs in accordance with FASB Statement No. 86 for the three and nine months ended January 31, 2006, respectively, compared to $514,000 and $1.4 million of software development costs that were capitalized for the three and nine months ended January 31, 2005, respectively.

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

On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with Comerica Bank that was dated May 17, 2002. Under the Credit Agreement, Comerica Bank has provided the Company with a $6 million revolving line of credit. The Company's borrowing limit is no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous credit agreement. Any principal outstanding under the Credit Agreement will bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement is unsecured and terminates on August 1, 2007, the date on which payment of any amounts owing under it are due. The Credit Agreement contains standard events of default and affirmative and negative covenants, which include the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities. As of January 31, 2006 and 2005, the Company had no borrowings outstanding under either credit agreement and was in compliance with all applicable covenants.

The Company anticipates that its line of credit, together with its existing cash of approximately $3.8 million and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The third quarter of fiscal 2006 was the Company's 18th consecutive quarter with no bank debt. However, the Company did execute a $1.1 million note payable in connection with the November 1, 2004 acquisition of VisiCraft Systems, Inc. Payments of $300,000 are required by the Company on November 1, 2005, 2006 and 2007. The final payment of $208,000 is due on November 1, 2008. All of these payments include interest. In addition, on November 1, 2005, the Company executed another note payable in the amount of $400,000 associated with the acquisition of Plexis Group. Payments of $200,000 are due on November 1, 2006 and 2007, respectively.

On September 7, 2005, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the one-year repurchase program for $500,000 of the Company's common stock, which was approved on October 14, 2004. The Company repurchased 20,000 shares at an average price of $8.31 per share totaling $166,200 during the nine months ended January 31, 2006. In addition, the Company had previously repurchased 7,000 shares on the open market under the prior program at an average price of $8.00 per share for $56,000 during fiscal 2005.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of January 31, 2006, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2006 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the third quarter of fiscal year 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Nov. 1, 2005 to Nov. 30, 2005	--	--	--	$ 833,800
Dec. 1, 2005 to Dec. 31, 2005	--	--	--	$ 833,800
Jan. 1, 2006 to Jan. 31, 2006	--	--	--	$ 833,800
Total	--	--	--	--

1.

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

2.1

Stock Purchase Agreement between Manatron, Inc. and ASIX, Inc. dated February 1, 2006. Previously filed as an exhibit to the Company's Current Report on Form 8-K Annual Report filed February 2, 2006, and incorporated herein by reference.

2.2

Asset Purchase Agreement between Manatron, Inc. and Plexis Group, L.L.C. dated November 1, 2005. Previously filed as an exhibit to the Company's Current Report on Form 8-K Annual Report filed November 3, 2006, and incorporated herein by reference.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.1

Employment Agreement between Manatron, Inc. and Randall L. Peat, dated December 12, 2005. Previously filed as an exhibit to the Company's Current Report on Form 8-K Annual Report filed December 14, 2005, and incorporated herein by reference.

10.2	Amendment to Employment Agreement between Manatron, Inc. and Paul R. Sylvester, dated December 12, 2005.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________
*Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: March 17, 2006	By	/s/ Paul R. Sylvester
Paul R. Sylvester President, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: March 17, 2006	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

2.1

Stock Purchase Agreement between Manatron, Inc. and ASIX, Inc. dated February 1, 2006. Previously filed as an exhibit to the Company's Current Report on Form 8-K Annual Report filed February 2, 2006, and incorporated herein by reference.

2.2

Asset Purchase Agreement between Manatron, Inc. and Plexis Group, L.L.C. dated November 1, 2005. Previously filed as an exhibit to the Company's Current Report on Form 8-K Annual Report filed November 3, 2006, and incorporated herein by reference.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.1

Employment Agreement between Manatron, Inc. and Randall L. Peat, dated December 12, 2005.* Previously filed as an exhibit to the Company's Current Report on Form 8-K Annual Report filed December 14, 2005, and incorporated herein by reference.

10.2	Amendment to Employment Agreement between Manatron, Inc. and Paul R. Sylvester, dated December 12, 2005.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________
*Management contract or compensatory plan or arrangement.

-i-