Form 10-K
period 2006-04-30
MANATRON INC
filed 2006-07-24
CIK 798736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission File Number:  0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 East Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (269) 567-2900

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None Securities registered pursuant to Section 12(g) of the Securities Exchange Act:
Common Stock, No Par Value (Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Exchange Act Rule 12b-2), an accelerated filer (as defined in Exchange Act Rule 12b-2) or a non-accelerated filer.
Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

The aggregate market value of the registrant's common equity held by non-affiliates based on the last sale price of such common equity on October 31, 2005, the last business day of the registrant's most recently completed second fiscal quarter: $26,918,167.

Number of shares outstanding of the registrant's Common Stock, no par value (excluding treasury stock) as of July 24, 2006: 5,102,507.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual meeting of shareholders to be held Thursday, October 5, 2006, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements about the plans, strategies, objectives, goals or expectations of the Company. These forward-looking statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the computer software and service business, worldwide economics and the Company itself. These forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve important known and unknown risks, uncertainties, assumptions and other factors that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Some of these statements can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "forecast," "is likely," "plan," "intend," "predict," "potential," "future," "may," "should," "will" and similar expressions or words. The Company's future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from what may be discussed in forward-looking statements, including:

Fluctuation in our quarterly revenues may adversely affect our operating results.

          In each fiscal quarter our expense levels, operating costs, and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in operating results. As with other software vendors, we may be required to delay revenue recognition into future periods, which could adversely impact our operating results. We have in the past had to, and in the future may have to, defer revenue recognition for license fees due to several factors, including whether:

•	License agreements include applications that are under development or other undelivered elements;

•

We must deliver services that are considered essential to the functionality of the software, including significant modifications, customization, or complex interfaces, which could delay product delivery or acceptance;

•	The transaction involves acceptance criteria;

•	The transaction involves contingent payment terms or fees;

•	We are required to accept a fixed-fee services contract; or

•	We are required to accept extended payment terms.

          Because of the factors listed above and other specific requirements under generally accepted accounting principles in the United States for software revenue recognition, we must have very precise terms in our license agreements in order to recognize revenue when we initially deliver and install software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

          Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and NASDAQ rules, are creating uncertainty for companies such as ours. The costs required to comply with such evolving laws are difficult to predict. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in an unforeseen increase in general and administrative expenses and a diversion of management time and attention from revenue-generating activities, which may harm our business, financial condition, or results of operations.

Increases in service revenue as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

          We realize lower margins on software and appraisal service revenues than on license revenue. The majority of our contracts include both software licenses and professional services. Therefore, an increase in the percentage of software service and appraisal service revenue compared to license revenue could have a detrimental impact on our overall gross margins and could adversely affect operating results.

Selling products and services into the public sector poses unique challenges.

          We derive substantially all of our revenues from sales of software and services to county and city governments. We expect that sales to local governments will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities, including:

•	The sales cycle of governmental agencies may be complex and lengthy;

•

Payments under some public sector contracts are subject to achieving implementation milestones, and we have had, and may in the future have, differences with customers as to whether milestones have been achieved;

•	Political resistance to the concept of government agencies contracting with third parties to provide information technology solutions;

•	Changes in legislation authorizing government's contracting with third parties;

•	The internal review process by governmental agencies for bid acceptance;

•	Changes to the bidding procedures by governmental agencies;

•	Changes in governmental administrations and personnel;

•	Limitations on governmental resources placed by budgetary restraints, which in some circumstances, may provide for a termination of executed contracts because of a lack of future funding; and

•	The general effect of economic downturns and other changes on local governments' ability to spend public funds on outsourcing arrangements.

          Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected. The open bidding process for governmental contracts creates uncertainty in predicting future contract awards. Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client, and the likely terms of any other third party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our business, financial condition, and results of operations. Fixed-price contracts may affect our profits.

Some of our present contracts are on a fixed-priced basis, which can lead to various risks, including:

•	The failure to accurately estimate the resources and time required for an engagement;

•	The failure to effectively manage governmental agencies' and other customers' expectations regarding the scope of services to be delivered for an estimated price; and

•	The failure to timely complete fixed-price engagements within budget to the customers' satisfaction.

          If we do not adequately assess these and other risks, we may be subject to cost overruns and penalties, which may harm our business, financial condition, or results of operations.

We face significant competition from other vendors and potential new entrants into our markets.

          We believe we are a leading provider of integrated Property Tax and CAMA solutions for local governments. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete on the basis of a number of factors, including:

•	The attractiveness of the business strategy and services we offer;

•	The breadth of products and services we offer;

•	Price;

•	The quality of our products and service;

•	Technological innovation;

•	Name recognition;

•	Our financial stability;

•	Our 36 plus year history;

•	Our subject matter expertise with respect to Property Taxes and CAMA;

•	Our core values; and

•	Our ability to modify existing products and services to accommodate the particular needs of our customers.

          We believe the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms, and overall product scope. Our competitors include the consulting divisions of national and regional accounting firms, publicly held companies that focus on selected segments of the public sector market, and a significant number of smaller, privately held companies. Certain competitors have greater technical, marketing, and financial resources than we do. We cannot assure you that such competitors will not develop products or offer services that are superior to our products or services or that achieve greater market acceptance.

          We also compete with internal, centralized information service departments of governmental entities, which requires us to persuade the end-user to stop the internal service and outsource to us. In addition, our customers may elect in the future to provide information management services internally through new or existing departments, which could reduce the market for our services.

          We could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share.

          Further, competitive pressures could require us to reduce the price of our software licenses and related services. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have material adverse effect upon our business, operating results, and financial condition.

We must respond to rapid technological and legislative changes to be competitive.

          The market for our products is characterized by rapid technological and legislative change, evolving industry standards in computer hardware and software technology, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

          In addition, the introduction of new legislation that requires our software to be modified can render our products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and develop and introduce in a timely manner or acquire new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, we cannot assure you that the products, capabilities, or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we are unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, our business, operating results, and financial condition may be materially adversely affected.

Our failure to properly manage growth could adversely affect our business.

          We intend to continue expansion into new markets, including California, in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. To manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. We must also identify, hire, train, and manage key managerial and technical personnel. If we fail to implement these systems or employ and retain such qualified personnel, our business, financial condition, and results of operations may be materially adversely affected. We may be unable to hire, integrate, and retain qualified personnel.

          Our continued success will depend upon the availability and performance of our key management, sales, marketing, customer support, and product development personnel. The loss of key management or technical personnel could adversely affect us. We believe that our continued success will depend in large part upon our ability to attract, integrate, and retain such personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified software development, sales, and other personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

We may experience difficulties in executing our acquisition strategy.

          A significant portion of our growth has resulted from strategic acquisitions in new product and geographic markets. Although our future focus will be on internal growth, we will continue to identify and pursue strategic acquisitions and alliances with suitable candidates. Our future success will depend, in part, on our ability to successfully integrate future acquisitions and other strategic alliances into our operations. Acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, and amortization of certain acquired intangible assets. Some or all of these risks could have a material adverse effect on our business, financial condition, and results of operations. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions or alliances will be accomplished on favorable terms or will result in profitable operations.

We may be unable to protect our proprietary rights.

          Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. In addition, there has been significant litigation in the United States in recent years involving intellectual property rights. We are not currently involved in any material intellectual property litigation. We may, however, be a party to intellectual property litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming and result in costly litigation and diversion of management's attention. Further, any claims and litigation could cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Thus, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations, regardless of the final outcome of such litigation.

Our products are complex and we run the risk of errors or defects with new product introductions or enhancements.

          Software products as complex as those developed by us may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced material adverse effects resulting from any such defects or errors to date, we cannot assure you that material defects and errors will not be found after commencement of product shipments. Any such defects could result in loss of revenues or delay market acceptance. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that we may not always be able to negotiate such provisions in our contracts with customers or that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws, ordinances, or judicial decisions. Although we maintain errors and omissions and general liability insurance, and we try to structure our contracts to include limitations on liability, we cannot assure you that a successful claim could not be made or would not have a material adverse effect on our business, financial condition, and results of operations.

Changes in the insurance markets may affect our ability to win some contract awards and may lead to increased expenses.

          Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. The number of qualified, high-rated insurance companies that offer performance bonds has decreased in recent years, while the costs associated with securing these bonds has increased dramatically. In addition, we are generally required to issue a letter of credit as security for the issuance of a performance bond. Each letter of credit we issue without corresponding cash collateral reduces our borrowing capacity under our senior secured credit agreement. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could have a material adverse effect on our business, financial condition, and results of operations. Recent volatility in the stock markets, increasing shareholder litigation, the adoption of expansive legislation that redefines corporate controls (in particular, legislation adopted to prevent future corporate and accounting scandals), as well as other factors have recently led to significant increases in premiums for directors' and officers' liability insurance. The number of insurers offering directors and officers insurance at competitive rates has also decreased in recent years. We cannot predict when the insurance market for such coverage will stabilize, if at all. The continued volatility of the insurance market may result in future increases in our general and administrative expenses, which may adversely affect future operating results. Our stock price may be volatile.

The market price of our common stock may be volatile and may be significantly affected by many different factors. Some examples of factors that can have a significant impact on our stock price include:

•	Actual or anticipated fluctuations in our operating results;

•	Announcements of technological innovations, new products, or new contracts by us or our competitors;

•	Developments with respect to patents, copyrights, or other proprietary rights;

•	Conditions and trends in the software and other technology industries;

•	Adoption of new accounting standards affecting the software industry;

•	Changes in financial estimates by securities analysts; and

•	General market conditions and other factors.

          In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon our business, operating results, and financial condition. Historically, we have not paid dividends on our common stock. We have never declared or paid a cash dividend since we went public in 1986. We have however declared and issued three small stock dividends in 1992, 1993 and 1994. We intend to retain earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

          Today, the Company designs, develops, markets and supports a suite of integrated assessment, recording, property tax, eGovernment and GIS software products for county, city and township governments. Manatron's products support back-office processes for these government agencies and facilitate the broader business processes via eGovernment and Internet features, such as Internet payments and mortgage lender integration, targeted at the needs of taxpayers and industry professionals. The Company also provides mass appraisal services, assessing residential, commercial and other types of properties to ensure updated and equitable property valuations. The Company is headquartered in Portage, Michigan and has offices in Florida, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Tennessee and Washington. As of April 30, 2006, the Company served approximately 1,300 customers in 30 states and two Canadian territories.

          The Company's vision is to be the leading provider of innovative, integrated property systems and services in North America. The Company also seeks to help its clients succeed with its products and services, to build a healthy culture with its employees who embrace its core values and to maximize shareholder value.

          The Company's strategy is to provide high quality, value-added software and services to its client base by leveraging a core technology framework across multiple product development efforts and state lines. This will allow the Company to maximize economies of scale and further leverage its costs across the business. The Company's goal is to expand its software and service offerings to meet the needs of the elected officials who are responsible for valuing residential and commercial properties in their jurisdiction and billing and collecting the related taxes.

          The Company intends to expand its customer base both within the current markets it is operating in as well as new markets in North America that can be entered profitably. The Company also plans to sell additional products and services to its current large customer base and, more importantly, to preserve and grow its recurring revenue, which currently stands at approximately $20 million annually. The Company's strategy is to attract and retain high qualified employees and continue to increase its already leading industry Property Tax and CAMA "subject matter expertise." Finally, the Company will continue to pursue selected strategic acquisitions as part of its growth strategy. When considering acquisition opportunities, the Company considers, among other things, the quality of the employees, the products and services which might complement its offerings, recurring revenue, opportunities for customer growth and market expansion, and whether the acquisition will be immediately accretive to the bottom line.

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

Products

Historical Perspective

          The Company's current software product portfolio consists of over 50 distinct products that are used by auditors, assessors, treasurers, recorders, clerks and other elected officials in local government markets. This software portfolio, which had grown to nearly 250 products as a result of several acquisitions during the last 15 years, has been significantly reduced as a result of the Company's recent strategic decision to focus its efforts and direction on those software products and services that are primarily related to property taxation and assessments. The Company anticipates that this number will continue to reduce as it continues to rationalize its product offering.

          The Company had built its product portfolio using several different programming tools, including COBOL, Basic, Clipper, FoxPro, Uniface and Admins. This variety of tools was a result of technology improvements over time, as well as differing decisions made by the various businesses that were acquired by the Company. These products utilize several different operating system platforms, including VMS, OS/400, MS-DOS and Microsoft Windows. Supporting this quantity of software products and variety of platforms is complex. As a result, the Company has focused its new product development activities on building a comprehensive suite of full life-cycle property applications known as the Manatron Government Revenue Management® (GRM®) suite. With this new suite of products, the Company seeks to provide local governments with advanced technology and usability features allowing them to more efficiently serve their taxpayers and other constituents.

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

          The Company is building its new software products with certain, specific design themes. One important theme is database independence. Recognizing that its customer base has some level of built-in commitment to database technologies of choice, the Company has decided to support the popular relational database engines, such as Microsoft SQL Server and Oracle and has clients running in both of these environments. The Company continues to support existing Informix clients, as well.

          With respect to operating environments, the Company's new software products are built to run on Microsoft operating system platforms, specifically the .NET Framework. Microsoft is the most common platform currently being used in the local government market. While the Company will support additional operating systems, such as IBM AIX, Linux and Sun Solaris for the relational database engine, the user interface and business rules components are being built for Microsoft Windows Server platform, the .NET Framework and Internet Information Server (web) platforms.

          The Company's product development teams now use a limited set of programming tools when building new products. In particular, Microsoft Visual Studio (C# and Visual C++) is the primary programming tool. The Company's analysts document certain designs in models and XML structures. Reporting is developed using an industry-leading reporting toolset, Crystal Reports from Crystal Decisions, along with the use of Microsoft Office technology. All web-based applications are being built on this same platform. The Company also anticipates that integrated Geographic Information Systems (GIS) technology, representing a spatial view of the GRM® data, will be demanded more in the market as local governments continue to upgrade their legacy systems. As such, the Company is integrating GIS technologies from industry-leading providers, such as ESRI, with its own products to provide those features.

iFramework

          The Company's technology framework initiative, iFramework, provides a shared technical platform for all products in the GRM® suite. iFramework is built on Microsoft's .NET Framework v2.0 and provides a robust, long-term operating platform for all of the Company's products. In practice, it is a pseudo-4GL targeted to provide a common infrastructure, look and feel, and to increase the productivity of its product development teams. In the future, the Company may choose to market the iFramework SDK (software development kit) to specific clients to allow them to extend/customize their implementation of the Company's applications. This decision will be based on market demand and associated costs of doing so.

          This limited and standard tool set along with technical productivity gains provided by the common, iFramework tool set, allows the Company's development teams to focus on solving business problems rather than constantly learning new programming skills. It also enables them to build and leverage re-usable components. The result of this strategy is expected to be a suite of products that are interoperable with other systems (such as desktop productivity applications, partner applications, state-sponsored systems, separate and disconnected systems via XML-based web services, and custom-written applications), a set of products that integrate tightly with the customers' operating environment, and a development force that is more productive and quickly able to bring new product features and extensions to market. In addition, the Internet-centric design of iFramework will also enable the Company to offer a "software as service" model utilizing a completely hosted application service provider (ASP) solution; although, it remains unclear whether local governments will accept a hosted model for their mission-critical applications. The Company has applied for patents on select features of its GRM® technology.

          The following is a general description of the features and functionality of the Company's major software product groups that it continues to develop or has made arrangements to resell. The Company specializes in keeping its application software in compliance with the varying requirements of state statutes. New development is primarily focused on the ongoing development of the GRM® software products and continuing to enhance and extend the suite as a whole. In connection with this effort, the Company plans to continue to rationalize its product portfolio as existing customers migrate to the new products, further leveraging costs across the organization.

Manatron GRM® Products

          As pressure mounts on local government to improve services and reduce costs, previously isolated departments are faced with doing more with less. By integrating Recording, Tax Billing and Collection, Assessment and GIS, Manatron's GRM® suite of software allows the various departments to work together to achieve efficiencies and improve service. As a result, the Company has been re-engineering its entire property suite of software into an Enterprise Resource Planning (ERP) type application suite for local government. Manatron's GRM® software encompasses the Administration, Taxation, Assessment or Valuation, Recording and Mapping (GIS) of real and personal property. Clients can use the entire suite or opt to purchase only specific modules to integrate with their existing systems. Consistent with the technology process described previously, Manatron's GRM® software uses iFramework, component-based development and object-oriented analysis, design and programming. Manatron's GRM® software is designed from the ground up to be an integrated property management application. Its architecture is based on the Microsoft operating system and platform, and is designed with inherent interoperability with other Microsoft Windows-based applications, such as Microsoft Office. Manatron's GRM® software products are designed with database independence and have an n-tier architecture giving them broad scalability options and inherent Internet interoperability.

Taxation

          Manatron Tax is a comprehensive property tax software system, which maintains, bills, collects, distributes and tracks real and personal properties and their associated taxes as well as other revenue sources for local government. Manatron Tax maintains multiple tax years, provides extensive security, and automates settlements, balances and roll-overs. Manatron Tax also manages real, personal, mobile homes, mineral, motor vehicle and special assessments. It includes "On-line" and "What's This?" help, and provides easy-to-use "Wizards" and workflow to guide the user through multi-step or infrequently used processes. Manatron Tax provides user-defined tax units and rate tables, tracks property splits, combinations and transfers, and allows comprehensive searches and inquiries. It also automates delinquencies, tax sales, interest and penalty calculations, and incorporates a built-in report writer. The Company continues to grow market share and enter new markets with Manatron Tax. The latest version of Manatron Tax is built on Manatron iFramework and is 100% browser-based. Manatron GRM Tax v8 is the consolidating product that will enable the Company to have a single, leveraged code base for all of its tax/revenue clients, through time.

          In addition, as a part of the Company's acquisition of ASIX Inc. ("ASIX"), it added the Ascend® Tax system to its product portfolio. Ascend® Tax is a full featured, Windows-based tax billing and collection system with robust GAAP-compliant accounting features built in. Ascend® Tax is live in seven states and the Company continues to invest in the product to ensure it remains competitive in the markets for which it is targeted.

Appraisal or Valuation

          Manatron ProVal is a Microsoft Windows-based property appraisal software product. It features a highly productive, integrated sketch package and an accurate valuation engine for calculating property values. ProVal is one of the most widely deployed, nationally recognized Computer Assisted Mass Appraisal (CAMA) software products available today. It is presently being used in approximately 300 appraisal jurisdictions in 21 states and two Canadian territories. The underlying architecture and database independence allows it to run efficiently in a variety of configurations. ProVal offers the traditional approaches to value, including the cost, market and income approaches, and conforms to national and international standards. It encapsulates advanced CAMA technology, provides integrated GIS features and integrates hearing scheduling and certified roll maintenance, while adhering to the CAMA business rules. As ProVal is extended into new geographies, the product team is leveraging new features in iFramework, as well as innovative designs from its subject matter experts to further nationalize the product, thereby reducing time to market for new states and on-going support costs.

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

Mapping/GIS

          The Company also has extensive GIS experience and accordingly, has built its property tax and assessment software so that the property data is spatially enabled for data analysis, property assessment calculations (for items such as agricultural soil use valuation) and general data validation. The Company views GIS as an inherently critical feature for its product line as a critical mass of the property tax market has already invested heavily in creating an electronic GIS database and now seeks to make use of that investment.

          The Company has created partnerships with successful GIS vendors to offer these features and capabilities as part of the Manatron GRM® software suite. The Company expects to continue working closely with these GIS vendors to offer competitive products to its customers and publish open standards that will enable other qualified GIS vendors to integrate their own GIS technology with Manatron's GRM® suite of software.

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

          Manatron eGovernment products are currently being used by over 100 clients in 11 states. In addition, the Company hosts the data for the majority of this customer base. The key modules are:

     PropertyMax - Provides access to property information
     RecordMax - Provides access to deeds, vital records and other information that is recorded
     CollectMax - Provides a collection system for online payment of property taxes and other fees
     VoiceMax - Allows access to public information and services from a phone

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

Acquisitions

ASIX Inc.

          Effective February 1, 2006, the Company acquired ASIX. Founded in 1991, ASIX designed, developed and marketed Ascend®, a comprehensive client/server-based assessment administration and property tax billing and collection system that is currently installed in 16 counties in Colorado, Illinois, Minnesota, Missouri, Nevada, Oregon and Washington. ASIX also provides professional services including installation, training, project management, data conversions and on-going support in connection with sales of its property tax software.

Plexis Group, LLC

          Effective November 1, 2005, the Company acquired substantially all of the assets of the Plexis Group, LLC ("Plexis") and assumed the support and maintenance obligations of its software contracts. Formed in 2000 as a subsidiary of Beam, Longest & Neff, LLC, a 50-year-old engineering company, Plexis was an Indiana-based company that had long standing relationships with 20 Indiana counties, 13 of whom are current CAMA software clients. Plexis also provided property tax and GIS software and related services.

Visicraft Systems, Inc.

          Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. ("Visicraft") and assumed the support and maintenance obligations of its software contracts. Founded in 1999, VisiCraft had contracts for its Windows-based VCS Property Tax Collection System with 23 counties and three cities in Georgia.

See Note 10 of the Notes to Financial Statements for further details on the Company's acquisitions.

Services

          In connection with the installation of its "turn-key" systems, the Company provides ongoing hardware integration and maintenance, project management, implementation services, conversions, training and other customer services. In addition, virtually all of the Company's software customers have a maintenance and support contract, which provides the Company with a significant source of recurring revenue. These services are generally provided under annual contracts, which automatically renew unless the customer provides notice of termination prior to their expiration. The billings for these services are normally based on a percentage of the software license fee, are paid in advance of the contract period and are increased annually.

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

          Manatron also provides mass revaluation appraisal services to local governments. These real estate services are a natural product extension for the Company, as many Manatron "turn-key" systems customers also contract periodically for mass appraisal services. Manatron is one of the largest vendors of mass appraisal services in the United States. A typical mass appraisal engagement is performed under a fixed-price contract over an 18- to 24-month time frame. Using the technology of its appraisal software products, Manatron has developed a flexible, innovative methodology for appraisal delivery, which enables it to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, data collection, computer analysis and sound judgment of professional appraisers, Manatron calculates an assessed valuation of each parcel of property in a jurisdiction. Manatron supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

          In connection with providing these appraisal services, Manatron has teamed with Mobile Video Services, Inc. of North Kansas City, Missouri, to jointly market "appraisal data verification +" (ADV+) services. ADV+ is a service that provides an inexpensive alternative to "walking around" or "remeasuring" every property while adding valuable photographic, x,y coordinate and address verification to the assessment file. This process can be done in conjunction with state-mandated reappraisal projects. Alternatively, the process can be utilized to verify existing assessment data, combining it with property address verification for 911 or emergency management use, x,y coordinate linkage to GIS systems, and to provide a street-level digital photograph of each improvement.

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

          Local governments normally reappraise properties from time to time to update the values and maintain equity among the taxpayers in the tax assessment process. In some jurisdictions, like Ohio, reassessment cycles are mandated by law, while in others, they are discretionary. Although many local governments perform reappraisals in-house, many also outsource this function because of the cyclical nature and the specialized knowledge needed to complete this process. In most instances, the Company also provides or licenses its Property Tax and CAMA software to the local governments who have contracted for a reappraisal; however, there are some cases where jurisdictions only contract for appraisal services. In either case, the Company has found that providing appraisal services is a conduit for selling Property Tax and CAMA software.

          Manatron, through its acquisition of Plexis, offers emergency 911 address mapping services to its customer base. With the increased awareness of homeland security and availability of wireless funds in support of E911 projects, the Company views it as an important growing service with which it has a rich heritage of success and experience.

Marketing

          The Company has been aggressively focusing its marketing efforts on positioning a single, consolidated brand image of its name, Manatron. This includes media advertising in select industry-specific publications, targeted direct mail, sales generation programs and participation in tradeshows and conferences. All aspects of the Company's name, products and marketing strategy reflect this new focus. The Company develops user groups and provides industry and product research. The Company's marketing personnel are responsible for the development of product literature, newsletters, presentations and seminars for prospects and customers. In cooperation with the sales and business development function, the product marketing department assists in responding to requests for proposals.

Sales and Business Development

          The Company primarily markets its products through a direct sales force who work out of the corporate, regional or home offices in Florida, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, Tennessee, Virginia and Washington. Manatron continues to invest in organic business development activities across the country. In the Company's core markets, emphasis is on customer retention and market share improvement via improved account management functions focusing on customer success. In addition, emphasis is on providing outstanding software support, excellent customer care, continuous updates to technology and product enhancements based upon evolving customer needs and software functionality.

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

          Currently, Manatron has focused its sales and business development activities into three core markets, several growth markets and a few key emerging markets, including California, for its integrated GRM® suite of software and related services. The sales cycles for local governments are generally long, often ranging from one to three years in durations, as many jurisdictions are slow to change, are required to go through a competitive bid process, have numerous constituents they need to satisfy and are currently faced with budget constraints.

Customer Base

          The Company's customers are primarily county, city and township governments in the United States. Revenue derived from Canada, which is the only other country in which the Company has customers, has accounted for less than 1% of the Company's total revenues for each of the last three fiscal years. As of April 30, 2006, the Company's 1,300 customers in 30 states and two Canadian territories were located in approximately 370 counties, 152 cities and 290 townships. There are approximately 3,000 counties, 19,000 cities and 16,000 townships in the United States. Within each of these governmental units, the Company generally works with elected officials such as tax collectors, auditors, treasurers, assessors, recorders and clerks. The Company's sales are highly dependent on the quality of the relationships it has with these elected officials within each county, city and township government, as well as their demand for its products and services. The Company does not believe that the loss of any single customer would have a materially adverse effect on the Company; however, a material decline in the Company's sales to various governments could have such an effect.

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

          The second group of competitors that the Company competes with is a smaller group of larger, national companies such as Tyler Technologies, Colorado CustomWare, Patriot Properties, Software Techniques, Govern Software and Associated Computer Systems. The Company would be adversely affected if a large computer manufacturer, technology or professional service firm such as International Business Machines Corporation, Accenture Ltd., Bearing Point, Inc., Electronic Data Systems Corporation, CGI-AMS or Peoplesoft, Inc. were to decide to develop software for Real and Personal Property Tax Billing and Collection and Property Assessment. Furthermore, application software is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products. In addition, because there are now new tools and technologies available to speed up the development of software at reduced costs, increased price competition may be expected in the future.

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

          The most significant barriers to entry into the Company's market are subject-matter expertise, legislative requirements by state and/or country, unique competitive bid processes, bonding requirements, relationships with customers or prospects and qualified personnel needed to design and develop software for the unique needs of local government.

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands and the needs of its customers. Manatron emphasizes research and development and has been investing significant amounts of its revenue for the last three years to support and further its role as a leader in the markets it serves. The Company's research and development expenditures relate primarily to the design, development, testing and deployment of computer software. Systems programming and support costs charged to expense were approximately $8.9 million, $7.8 million and $6.4 million for the fiscal years ended April 30, 2006, 2005 and 2004, respectively. These amounts include the annual amortization expense associated with software that has been capitalized, which was $1.7 million for fiscal 2006, $1.5 million for fiscal 2005 and $1.2 million for fiscal 2004. In addition, the Company capitalized approximately $1.6 million, $2.1 million and $1.6 million of computer software development costs during fiscal 2006, 2005 and 2004, respectively.

          Manatron has continued its investment in its GRM® software suite, including the iFramework toolset during fiscal 2006. A major goal is to have innovative software with a robust technology direction that supports emerging open standards, including XML-based web-services, true thin-client design, as well as support for the "Smart Client" initiative of Microsoft and other industry groups. Another goal is to produce a robust, highly-scalable, feature-rich suite of products built on a common, reliable, scalable architecture centered around Microsoft's .NET platform with inherent Internet capabilities. Through these efforts, the Company seeks to provide a product that it can deploy across its entire client-base and into new geography. The Company may pursue new market segments based on an ASP model and, accordingly, has been investing in that capability as well.

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

Backlog

          At April 30, 2006, the Company's backlog of orders for hardware, software and services (including mass real estate appraisal) was approximately $23.0 million, compared with approximately $23.5 million at April 30, 2005. This backlog value does not include recurring revenue associated with monthly, quarterly and annual support, printing and maintenance contracts, which currently stands at approximately $20 million annually and was 48% and 41% of net revenues for fiscal 2006 and 2005, respectively. Backlog for the Company's software and services business can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns and lengthy sales cycles in this market. Accordingly, a comparison of backlog from quarter to quarter is not necessarily informative and may not be indicative of eventual actual shipments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the Company's backlog of orders.

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

Employees

          As of July 1, 2006, the Company had 359 full-time employees and 12 temporary employees. For assistance on specific mass appraisal projects, the Company hires duration and temporary employees, whose employment generally lasts for the duration of a project. Duration and temporary employees generally do not receive the same benefits as regular full-time employees. An approximate breakdown of the Company's full-time employees is as follows:

Administrative	9%
Development	24%
Professional Services	62%
Sales and Marketing	5%
TOTAL	100%

Item 2.	Properties.

          The Company's principal executive and administration offices are located in a building owned by Manatron in Portage, Michigan, which consists of approximately 50,000 square feet, a portion of which is subleased to a non-affiliated business. The Company leases office space in Florida, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio and Washington. Rental payments for the Company's leased office space for the fiscal year ended April 30, 2006, totaled approximately $904,000.

          Management considers all of its offices to be well maintained, in good operating condition and suitable and adequate for their intended purposes.

Item 3.	Legal Proceedings.

          The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. While the ultimate effect of such litigation cannot be predicted with certainty, management believes that the liabilities resulting from these proceedings, if any, will not be material to the Company's financial position or results of operations. See Note 12 to the Financial Statements for additional information concerning legal proceedings, contingent liabilities and guarantees involving the Company, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K to a vote of security holders, through the solicitation of proxies or otherwise.

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

          Mary Nestell Gephart (age 47) has been Vice President of Human Resources and Administration since July of 2002. Ms. Gephart joined the Company in 1994 as the Manager of Human Resources and served in that position until 1998 when she was promoted to Director of Human Resources. In July of 2000, Ms. Gephart was promoted to Vice President of Human Resources and in July of 2002, Administration was added to her title. She is primarily responsible for directing and coordinating human resources activities, such as employment, compensation, employee relations, benefits, training and employee services.

          Krista L. Inosencio (age 32) has been Chief Financial Officer since July of 2002. Ms. Inosencio joined the Company in March of 2000 as the Director of Accounting and Finance. Prior to joining the Company, Ms. Inosencio was employed by Arthur Andersen LLP, an accounting firm, and worked in the audit division from 1995 through 2000. She is primarily responsible for accounting, banking, corporate governance, insurance, financial reporting, securities compliance and taxes.

          G. William McKinzie (age 40) has been Chief Operating Officer since July of 2002 and was promoted to President and Chief Operating Officer in July of 2006. Mr. McKinzie joined the Company in April 2002 as an Executive Vice President. From 2001 to 2002, Mr. McKinzie served Kellogg Company, a producer of processed foods based in Battle Creek, Michigan, as Vice President of Information Services for Kellogg Company's international operations. From 1996 through 2000, Mr. McKinzie also served as Vice President and Chief Information Officer of both Kellogg's European operations based in the United Kingdom and its Latin American operations based in Mexico. Mr. McKinzie is responsible for the overall business operations of the Company, providing direction for sales, marketing, product development and delivery, finance and human resources.

          Early L. Stephens (age 43) has been Chief Technology and Marketing Officer since October of 2003. Mr. Stephens rejoined the Company in June 1996 as its Chief Technology Officer. Mr. Stephens originally joined the Company in 1986 and worked as a programmer/analyst until 1988.  From 1988 until June of 1996, Mr. Stephens was a Project Manager in the Management Information Systems department at Western Michigan University where he successfully led the migration from legacy software applications to client/server and web-based applications.  Mr. Stephens is primarily responsible for all software marketing, product management, including application design and marketing strategy, development and the establishment of technology standards for the Company's products and services.

          Marty A. Ulanski (age 47) has been Vice President of Sales and Business Development since July 2003. Prior to joining the Company, Mr. Ulanski worked for Spartan Stores, Inc., a grocery retailer and distributor, where he served as the Senior Director of Application Development from 2000 to 2003 and the Director of Retail Information Technology Services from 1999 to 2000. Mr. Ulanski is primarily responsible for building a national sales team to effectively execute the Company's growth and account management strategies.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

          Manatron's common stock is traded over-the-counter and is regularly quoted on The NASDAQ Small Cap Market under the symbol "MANA."

          The following table shows the range of high and low bid information reported by The NASDAQ Small Cap Market for the fiscal years ended April 30, 2006 and 2005:

	2006		2005
Quarter	Low	High	Low	High

May - July	$8.07	$10.08	$7.35	$10.50
August - October	7.32	10.30	7.02	9.68
November - January	6.35	8.47	7.72	9.69
February - April	6.62	8.92	7.75	9.80

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

          As of July 1, 2006, the Company's common stock was held by approximately 1,500 shareholders, approximately 200 of which were record holders.

          See Item 12 of this Annual Report on Form 10-K for information regarding the Company's equity compensation plans, which is incorporated herein by reference.

          The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal year 2006.

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

	2006	2005	2004	2003	2002
Fiscal Years Ended April 30:

Net revenues	$36,324,396	$40,154,825	$38,455,296	$40,387,265	$41,131,718

Gross profit	11,129,556	17,512,270	17,749,540	17,369,526	15,332,683

Income (loss) from operations	(6,894,822)	1,335,662	2,794,799	2,063,113	603,059

Net income (loss)	(4,316,659)	2,365,654	4,585,705	1,510,322	227,714

Basic earnings (loss) per share	(.97)	.57	1.15	.40	.06

Diluted earnings (loss) per share	(.97)	.53	1.06	.38	.06

At April 30:

Cash and short-term investments	$4,209,831	$8,444,195	$10,125,370	$10,349,165	$5,648,184

Total assets	44,421,964	37,801,200	32,882,639	31,330,567	27,851,272

Shareholders' equity	23,042,801	23,640,545	20,295,953	15,050,582	12,423,266

Long-term debt (1)	2,334,228	807,686	--	--	--

Book value per share (2)	4.53	5.28	4.75	3.64	3.11

(1)

The long-term debt reflected in this table consists solely of notes payable executed by the Company in connection with its recent acquisitions. Specifically, the February 2006 acquisition of ASIX Inc., the November 2005 acquisition of Plexis Group, LLC and the November 2004 acquisition of VisiCraft Systems, Inc. The Company had no other long-term debt during the periods covered by the table.

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

          For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2006 and 2005, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were $979,000 and $379,000, respectively.

          For its real estate appraisal projects, the Company recognizes revenue using the proportional performance method as the Company believes that each of its projects result in one ultimate deliverable, the appraised values of all properties defined within a given contract, and due to the fact that many of these projects are implemented over a one to three year period and consist of various activities. Under this method of revenue recognition, the Company identifies each activity for the appraisal project with a typical project generally calling for planning, data collection, data verification, data input, project management, abstracts and hearings. The costs for these activities are determined and the total contract value is then allocated to each activity based on the proportion of the budgeted cost for a given activity divided by the total budgeted cost for a project. Revenue recognition occurs for each activity based upon the proportional performance method, driven primarily by output measures such as parcels or hearings complete. Actual costs are expensed in the period in which they occur.

          Since the timing of billings does not always coincide with revenue recognition, the Company reflects Revenues Earned in Excess of Billings and Retainages, as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period, as reflected in the accompanying balance sheets.

          Reserves against Accounts Receivable and reserves against Revenues Earned in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2%, as well as a specific provision for accounts the Company believes will be difficult to collect. Because of the nature of its customers, which are predominantly governmental entities, the Company does not generally incur losses resulting from the inability of its customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services provided and request a reduction to the aggregate contract price. Management reviews significant past due accounts receivables on a quarterly basis and the related adequacy of the Company's reserves. As of April 30, 2006 and 2005, the Company's reserves for uncollectible accounts receivable and revenues earned in excess of billings and retainages were $527,000 and $626,000, respectively.

          The Company's contracts do not typically contain a right of return or cancellation. For those that do, management reviews the adequacy of the Company's reserves for returns or cancellations on a quarterly basis. As of April 30, 2006 and 2005, these reserves for returns were not material.

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

          The Company has approximately $12 million of goodwill recorded as of April 30, 2006 related to prior acquisitions. As more fully described in Note 2 of the Notes to Financial Statements, a new accounting standard adopted in fiscal 2003 requires that goodwill is reviewed for impairment at least annually and as indicators of impairment occur. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. The annual tests performed by the Company indicated that no impairment of goodwill has occurred.

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

Results of Operations: Fiscal Year 2006 Compared to Fiscal Year 2005

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

          Total net revenues of $9.9 million for the three months ended April 30, 2006 decreased by $1.9 million or 16.0% in comparison to the $11.8 million of net revenues that were reported for the three months ended April 30, 2005. On the positive side, net revenues for the fourth quarter were 23.5% higher than the net revenues the Company reported for the third quarter. Much of this was due to the acquisition of ASIX, which was completed on February 1, 2006. For the fourth quarter, ASIX contributed $1.4 million in net revenues, which was down somewhat from their normal run rate due to the timing of their service contracts. For its most recent year ended December 31, 2005, ASIX generated $7.4 million in revenues and produced $1.3 million in operating income. Total net revenues of $36.3 million for the year ended April 30, 2006 decreased $3.8 million or 9.5% from $40.2 million for the year ended April 30, 2005. The decreases in revenues for the three months and year ended April 30, 2006 were primarily due to reductions in software license fees and appraisal services revenues. These decreases were partially offset by increases in professional services revenues, and recurring support and maintenance revenues.

          Software license revenues decreased by $2.4 million or 84.0% to $455,000 for the three months ended April 30, 2006 and by $3.9 million or 59.2% to $2.7 million for the year ended April 30, 2006 versus the prior year comparable periods. The prior year included significant license fees related to Arizona Department of Revenue; Charlotte County, Florida; Duval County, Florida; Gwinnett County, Georgia; Belmont County, Ohio; Mahoning County, Ohio; Wood County, Ohio; Davidson County, Tennessee; and the City of Virginia Beach, Virginia. Current year software license revenues have been negatively impacted by lower than expected sales.

          As was the case in prior years, the Company had planned for $6 million of its fiscal 2006 software license and professional services revenues to come from contracts that were signed in that fiscal year in order to meet its financial plan. While the Company did have $4.4 million of unearned license fees in its backlog as of the beginning of fiscal 2006, the Company was not able to recognize all of them in fiscal 2006 due to the timing of several client implementations and the related product rollout plans. As a result, a significant portion of these amounts remain in the Company's backlog for fiscal 2007. Although there have been no significant software license revenues recognized in fiscal 2006 like the Company had for fiscal 2005, the Company did recognize software license revenues from a number of other important Tax and CAMA implementations. For example, fiscal 2006 includes software license revenues from projects in Columbia County, Florida; Gwinnett County, Georgia; Bonneville County, Idaho; Perry County, Indiana; Marshall County, Indiana; Posey County, Indiana; Columbiana County, Ohio; Defiance County, Ohio; Licking County, Ohio and the City of Virginia Beach, Virginia.

          Software license revenues and related professional services revenues are primarily driven by the Company's backlog, new sales and the timing of the related software installations and implementations, and can vary significantly from quarter to quarter or year to year. Many of the larger and more complex jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than a year to fully implement. In addition, a number of these contracts are often accounted for using the percentage of completion method, which results in the software license revenues being recognized over the implementation period.

          Appraisal services revenues decreased by 15.3% from $2.1 million to $1.8 million for the three months ended April 30, 2006 and by 16.1% from $8.3 million to $7.0 million for the year ended April 30, 2006, versus the prior year comparable periods. These decreases were anticipated as the Company has been at the low point of its appraisal services cycle, which was reflected in its backlog amounts. The Company's backlog for appraisal services decreased to $7.9 million as it entered fiscal 2006 from $13.0 million at the beginning of fiscal 2005. On the positive side, the Company did sign contracts for $4.4 million of appraisal services work during fiscal 2006 compared to $2.9 million for the prior fiscal year. The Company's backlog for appraisal services at April 30, 2006 was $5.0 million. It should also be noted that the Company will continue to make the necessary changes to ensure that its costs of appraisal services are in line with the anticipated revenues.

          Professional services revenues recognized in the fourth quarter decreased 2.4% from $1.9 million to $1.8 million. For the entire fiscal year, professional services revenues increased by 4.3% from $6.5 to $6.8 million. While professional services revenues can also vary like software license fees from quarter to quarter, they generally are higher following the installation of the software. The increase for the year is primarily due to change orders for additional services provided to the City of Baltimore in the first quarter of the current fiscal year and the additional revenues contributed by ASIX in the fourth quarter.

          Recurring software support and maintenance revenue has increased by $952,000 or 26.6% to $4.5 million for the three months ended April 30, 2006 and by $1.5 million or 10.2% to $15.7 million for the year ended April 30, 2006 versus the prior year comparable periods. These increases are a result of software implementations for new clients, price increases and the acquisitions of VisiCraft, Plexis and ASIX. (see Note 10 of the Notes to Financial Statements). The Company anticipates that this revenue stream will continue to grow as it increases prices and completes the software implementations for its additional new clients in Alaska, Arizona, Idaho, Maryland, Minnesota, Nevada, South Carolina, Tennessee and Virginia. In addition, the Company recently notified many of its clients that their prices for subsequent years were going to be substantially higher than average to bring them more in line with the market. Finally, the acquisitions of Plexis and ASIX will continue to positively impact recurring support revenue for at least an additional six and nine months, respectively, as their results of operations were not included with the Company's results until November 1, 2005 and February 1, 2006, the closing dates of each of the acquisitions, respectively.

          Despite the upward movement in professional services revenues, and recurring software support and maintenance revenues, total net revenues were well below the Company's expectations. Two factors that significantly affect the Company's net revenues are backlog and current sales. Total signed contracts or sales for fiscal 2005 were $7.9 million lower than the fiscal 2004 amount which negatively impacted the Company's backlog, as it entered fiscal 2006. As a result and as noted in previous reports, the Company had planned for approximately $6 million of its fiscal 2006 revenues to come from contracts that were signed in that fiscal year in order to meet its financial plan. While the Company did sign several significant new contracts in fiscal 2006 as noted below, the nature, number and dollar amount of the contracts were not sufficient enough for the Company to meet its financial plan.

          Total signed contracts or sales for the year ended April 30, 2006 were $19.0 million compared to $20.2 million for the year ended April 30, 2005. While the Company's sales results for fiscal 2006 were below the Company's expectations, the Company did sign on a number of key accounts during the current year. Specifically, the Company signed a $4.9 million contract with the Minnesota Counties Computer Cooperative ("MCCC") for the Company's GRM® Tax product. MCCC is a joint powers organization providing services, software, and other cost-effective measures to substantially reduce the cost of data processing for Minnesota counties. Currently 49 of Minnesota's 87 counties are members of the MCCC Tax User Group, and they work cooperatively under a single contract for property tax software and services. This is one of the most significant tax contracts in the history of the Company and currently only covers 27 of the 49 counties in the consortium. Additional counties are expected to sign up once the project is further along. In fact, Blue Earth County, which is not currently part of the consortium, also signed a Tax contract for $400,000 in fiscal 2006. In addition, there will be opportunities for the Company to sell complimentary products such as Manatron CAMA and Manatron Recorder to MCCC that will integrate with the Manatron GRM® Tax application.

          Also included in the fiscal 2006 sales amount is a $450,000 contract for the Company's first CAMA contract in Tennessee, with Williamson County. The Company also recently received its first major CAMA contract in the state of South Carolina from Horry County (Myrtle Beach) for $725,000. The Company also won a $1.2 million appraisal services contract from Franklin County, Ohio. Finally, the Company won its first property tax contract in Nevada from Washoe County (Reno) for $2.3 million.

          As of April 30, 2006, the Company's backlog for software and related services was $18.0 million compared to $15.6 million at April 30, 2005. The Company's backlog for appraisal services decreased to $5.0 million at April 30, 2006 versus $7.9 million at April 30, 2005. These backlog amounts are exclusive of the Company's $20.0 million of annualized recurring revenue from hardware maintenance, software support, e-government subscriptions, and printing and processing contracts as of April 30, 2006.

          The Company is still confident in its strategy and believes it is not a matter of "if," but rather "when," local governments will purchase new Property Tax and CAMA software. While the Company's sales cycles have been complex and quite long; approaching two to three years in some cases, and the market has been softer than anticipated, Input, a market research firm, recently predicted that state and local governments would increase their spending on IT outsourcing from $10 billion in 2005 to $18 billion by 2010. This, coupled with a growing pipeline of new prospects and the recent GRM contract wins, reinforces the Company's ongoing confidence in the overall market.

          Fiscal 2006 was also highlighted by the successful launch of the Company's first full GRM® installation in Gwinnett County, Georgia. There has been a lot of discussion about the significance of this launch, as well as the importance of Gwinnett County in the Company's prior Form 10-Q filings. Gwinnett County is paying support fees and has been a positive reference site for prospective new GRM® customers, including MCCC and Washoe County. In addition, the Company took its second and third full

GRM® implementations live in Payette County, Idaho and Kenai, Alaska subsequent to year end. This is the same application that is operating live in Gwinnett County, Georgia and is in process of being implemented in Arizona, Idaho, Minnesota, Nevada, South Carolina, Tennessee and Virginia.

          The GRM® suite of software is a feature-rich, fully-integrated enterprise-level solution that enables Gwinnett, Payette and Kenai counties, as well as other customers to not only replace their legacy systems, but to realize significant efficiencies and cost savings, provide more and modern services to their constituents and, in many cases, to collect additional tax revenues, which will more than offset the cost of the GRM® system to the customer. The completion of this new, next generation national product was a key pillar in the Company's growth strategy. It provides a competitive edge in the market as few, if any, other companies currently have a similar product suite. Historically, the Company had unique Tax products for each state in which it operated. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM® across the marketplace. The Company's current focus is on successfully completing the other GRM® implementations so that the sales team will have additional references upon which to build.

          In addition, the Company has made significant progress on its Tax and Assessment products within the Ohio market. During the fourth quarter of fiscal 2006, Defiance County, Ohio went live on the Company's integrated solution for Ohio. This was a major milestone for the Company in that it was the first implementation the Company has completed in less than 90 days. The Company plans to build off of this success during fiscal 2007 as a number of additional Ohio clients are upgrading their legacy systems to this software.

          The Company also completed two acquisitions during fiscal 2006. Effective November 1, 2005, the Company completed the acquisition of Plexis Group (see Note 10 of the Notes to Financial Statements). Plexis was generating over $1 million in annual revenues, of which $550,000 was from recurring software support agreements when the Company acquired it. This acquisition has provided key employees with subject matter expertise, who are helping cement our leadership position in the Indiana market and improve the ongoing rollout of our GRM® solution nationwide.

          Effective February 1, 2006, the Company completed the acquisition of ASIX Inc. (see Note 10 of the Notes to Financial Statements). ASIX generated $7.4 million in annual revenues, of which $2.2 million was from recurring software support agreements for the year ended December 31, 2005. This acquisition has provided the Company with immediate and better access to the California marketplace, which the Company has conservatively estimated to be valued at $200 million. ASIX is currently a sub-contractor to BearingPoint, Inc. to provide technical services and subject matter expertise in connection with a $31 million project to develop a state-of-the-art property tax and assessment system for the County of San Diego. In connection with the County of San Diego project, BearingPoint and ASIX have entered into an exclusive joint marketing arrangement to provide the developed solution to other California counties.

          The ASIX acquisition also augments the Company's capacity and capabilities in Minnesota, where the Company has just begun its implementation of the MCCC and Blue Earth property tax contracts as previously noted. ASIX recently completed a successful implementation of their property tax system in Anoka County, Minnesota. As a result, the Company is currently leveraging ASIX's efforts and Minnesota expertise in these engagements, which will facilitate the successful completion of these projects. The Company is also leveraging the knowledge and expertise ASIX has in Nevada as a result of their successful property tax implementation in Clark County (Las Vegas), and the Washoe County (Reno) property tax implementation that is now underway. Finally, ASIX personnel have been working collectively with Manatron in Illinois, Missouri and Oregon to accelerate the successful penetration of these markets.

          The Company will continue to pursue other acquisitions that are aligned with its goals as part of its growth strategy.

          Despite the decreases in revenues, cost of revenues increased by $540,000 or 8.6% from $6.3 million to $6.8 million for the three months ended April 30, 2006. For the year, cost of revenues increased by $2.6 million or 11.3% from $22.6 million to $25.2 million. These increases were mostly driven by $955,000 of additional subcontractor expense over the prior year period primarily associated with the City of Baltimore implementation. The Company incurred $1.8 million of subcontractor expense during fiscal 2006 associated with Phase One of the City of Baltimore implementation. For the year ended April 30, 2006, the Company only recognized $835,000 of revenue associated with this implementation and incurred $2.5 million of total cost resulting in a loss from operations of $1.6 million on this implementation alone.

          As noted in prior filings, the City of Baltimore has delayed its "go live" date several times thus far and most recently made the decision to delay once more until January of 2007. This project has turned into a custom build solution versus the Commercial-Off-The-Shelf (COTS) product initially purchased. The Company is currently in negotiations with Unisys (the prime contractor) to address how the Company will be compensated for out-of-scope work performed since March 1, 2006. The majority of the work now required by the City of Baltimore is beyond the scope of the contract.

          The subcontractor agreement with Unisys prohibits the Company from having direct interaction with the City of Baltimore. Thus, the Company has minimal ability to influence the timing of the "go-live" date. The Company has however, obtained verbal approval from Unisys to continue working on this project and, as such, will be paid for all out of scope work. Since the Company does not have a signed contract for these services, the total value has not been agreed upon and there is still uncertainty surrounding the ultimate cash collection, the Company did not recognize any related revenue for the additional work performed during fiscal 2006. However, the Company has been diligently working on this and believes that these uncertainties will be resolved during fiscal 2007, resulting in revenue recognition.

          As a result of the decrease in revenues and increased costs, the Company's gross margins decreased significantly from 47.0% to 31.4% for the current quarter and from 43.6% to 30.6% for the year ended April 30, 2006 versus the prior year comparable periods. Substantially all of the Company's costs of revenue are fixed in nature, and relate primarily to employees who are needed to implement and support the software. Thus, gross margins fluctuate significantly with increases or decreases in net revenues. As noted in previous filings, the Company had been investing in its people and building a new infrastructure which the Company believed was capable of supporting revenues up to $50 million. When quarterly revenues drop below $10 million, gross margins are dramatically impacted. On April 26, 2006, the Company restructured its business which resulted in the elimination of sixty-two positions or about 14% of the workforce level the Company had on February 1, 2006. In connection with the reorganization, the Company incurred a restructuring charge of $532,421 for both the three months and year ended April 30, 2006 (see Note 11 of the Notes to Financial Statements).

          Selling, general and administrative expenses increased $433,000 or 9.8% from $4.4 million to $4.9 million for the three months ended April 30, 2006 and $1.3 million or 8.1% from $16.2 million to $17.5 million for the year ended April 30, 2006, in each case versus the prior year comparable periods. The increases are primarily due to the amortization expense associated with the intangible assets acquired in connection with the VisiCraft, Plexis and ASIX acquisitions (see Note 10 of the Notes to Financial

Statements). Amortization expense was $241,000 and $701,000 for the three months and year ended April 30, 2006 compared to $112,000 and $225,000 for the prior year comparable periods. In addition, the Company had increased its spending on sales and marketing during the year primarily on regional and national trade shows and conferences and in various marketing publications to further position Manatron as the leading provider of property systems in North America. Finally, the Company's non-project related travel expenses have increased substantially over the prior year as the Company has been pursuing business in new markets across the County, particularly in California and Washington.

          A substantial component of the Company's selling, general and administrative expenses is its research and development costs. As noted in more detail under Financial Condition and Liquidity, these costs have increased from $2.2 million to $2.4 million during the fourth quarter and from $7.8 million to $8.9 million for the year ended April 30, 2006 versus the prior year comparable periods. The increases in software development costs are primarily due to pay increases and additional personnel who were hired to accelerate the completion of the GRM® Suite of software for the states and jurisdictions under current contracts.

          As a result of the lower revenue, higher operating costs and restructuring charge, the Company reported an operating loss for the three months ended April 30, 2006 of $2.3 million compared to operating income of $1.1 million for the three months ended April 30, 2005. The Company also reported a loss from operations of $6.9 million for the year ended April 30, 2006 versus income from operations of $1.3 million for the year ended April 30, 2005.

          As more fully described in Note 9 of the Notes to Financial Statements, the Company recorded a non-recurring pre-tax gain of $2.2 million in the first quarter of the prior fiscal year related to the sale of its Judicial Product line, which impacted the results reported in this filing for the year ended April 30, 2005. While this has no impact on the fourth quarter or full year, it did significantly benefit the prior year's results and therefore, should be excluded from comparison purposes.

          Net other expense was $29,000 for the three months ended April 30, 2006 compared to net other income of $85,000 for the three months ended April 30, 2005. Net other income was $178,000 and $274,000 for the years ended April 30, 2006 and 2005, respectively. This income consists of interest earned on the Company's cash balances, as well as rental income associated with the lease of a portion of its corporate headquarters. The decreases for both the three months and year ended April 30, 2006 are primarily due to the additional interest expense the Company has incurred in connection with seller financed notes payable related to the Company's recent acquisitions.

          The Company's provision (credit) for income taxes generally fluctuates with the level of pre-tax income or loss. The effective tax rate was 31.4% and 40.4% for the three months ended April 30, 2006 and 2005, respectively. The effective tax rate was 35.7% and 38.5% for the years ended April 30, 2006 and 2005, respectively.

          The Company reported a net loss of $1.6 million or $0.33 per diluted share for the fourth quarter in the current fiscal year versus net income of $721,000 or $0.16 per diluted share for the fourth quarter in the prior fiscal year. For the year ended April 30, 2006, the Company reported a net loss of $4.3 million or $0.97 per diluted share versus net income of $2.4 million or $0.53 per diluted share for the year ended April 30, 2005. Approximately $1.4 million of the prior year net income or $0.31 per diluted share was attributable to the divestiture of the Judicial product line described in Note 9 of the Notes to Financial Statements. The net gain on this sale was calculated using an effective tax rate of 38% for fiscal 2005.

          Diluted weighted average outstanding common shares increased by approximately 299,000 and 15,000 shares for the three months and year ended April 30, 2006, respectively over the prior-year comparable periods. These increases were primarily due to the 436,500 shares of Company stock issued in connection with the ASIX acquisition. In addition, due to the loss position for both the three months and year ended April 30, 2006, the Company utilized the weighted average basic shares outstanding for both the basic and diluted earnings per share calculations. Had the Company reported net income for these periods, diluted weighted average shares would have increased by 307,000 and 306,000 shares for the three months and year ended April 30, 2006 versus the respective prior year periods.

Results of Operations: Fiscal Year 2005 Compared to Fiscal Year 2004

          Total net revenues of $11.8 million for the three months ended April 30, 2005 were 4.3% higher than the $11.3 million of net revenues reported for the three months ended April 30, 2004. Total net revenues for the year ended April 30, 2005 increased by 4.4% to $40.2 million versus $38.5 million for the year ended April 30, 2004. The following paragraphs explain the components of the Company's revenues and the reasons for the net increases in more detail.

          Application software license fees increased by $333,000 to $2.8 million for the three months and by $1.5 million to $6.5 million for the year ended April 30, 2005, compared to the three months and year ended April 30, 2004. Related professional service revenues decreased by $313,000 to $1.9 million for the three months ended April 30, 2005, versus the three months ended April 30, 2004 and increased by $769,000 to $6.5 million for the year ended April 30, 2005, versus the year ended April 30, 2004. These increases were primarily due to the recognition of license and service revenue on several projects, including Gwinnett County, Georgia; Duval County, Florida; the Arizona Department of Revenue; Davidson County, Tennessee; and the City of Virginia Beach, Virginia.

          The Company went live with the Assessment Administration, Personal Property, ProVal and Records components of its GRM® product in Gwinnett County, Georgia during the second quarter of fiscal 2005 as part of its Phase One delivery of that project. This was a significant milestone that also contributed to the increase in software license fees and professional service revenues during the second quarter of fiscal 2005. Since this contract was being accounted for under the percentage of completion method, there was approximately $774,000 of additional revenue recognized during the fourth quarter of fiscal 2005 from this project.

          The Company installed Manatron Tax and began the implementation of this software in the Duval County Tax Collector's office during the third quarter of fiscal 2005. This resulted in the recognition of approximately $600,000 of license and service revenue during the third quarter of fiscal 2005. This was a new contract with the City of Jacksonville, Florida that totaled $2.3 million over five years. An additional $122,000 of license and service revenue was recognized during the fourth quarter of fiscal 2005.

          The Company began the implementation and installed its CAMA software for the Department of Revenue in the State of Arizona in fiscal 2005, resulting in approximately $900,000 of license and service revenue during the third quarter of fiscal 2005. The Company recognized an additional $118,000 of revenue during the fourth quarter of fiscal 2005 associated with this implementation. This was the Company's first contract in Arizona, totaling $4.1 million over a seven-year period and covered all but three counties in the state.

          The City of Virginia Beach signed a contract in November 2004 for the Company's new GRM® system totaling $4.5 million over six years. This was the first Manatron Tax account in Virginia and was also a new account for Manatron CAMA. The Company had 13 other cities and 16 counties in Virginia using Manatron CAMA. This project began during the third quarter of fiscal 2005 and resulted in approximately $100,000 of revenue during that quarter. Installation of the Company's CAMA software took place during the fourth quarter of fiscal 2005 resulting in approximately $405,000 of license and professional service revenue.

          The Company installed Manatron Tax and began the implementation of this software in the Davidson County Trustee's office during the fourth quarter of fiscal 2005. This resulted in the recognition of approximately $1.4 million of license and service revenue during the quarter. This was a new contract with the City of Nashville, Tennessee that totaled $3.2 million over five years.

          The Company signed its fourth contract in Idaho for Manatron Tax during fiscal 2005. These four contracts totaled $1.6 million over five years. All four counties were users of Manatron CAMA along with an additional 30 of the 44 counties in that state. Idaho was a new state and target market for Manatron Tax. The Company also obtained approval from the State of Idaho for other counties to order off the same RFP that was used for the initial counties. These implementations resulted in approximately $93,000 of revenue recognition for the fourth quarter of fiscal 2005.

          The Company also made additional progress within its core Ohio market during the fourth quarter of fiscal 2005 which resulted in the recognition of approximately $945,000 of license and service revenue. Implementations of the Company's Tax and CAMA software began in Champaign County and Mahoning County during the second quarter of fiscal 2005 and in Belmont County and Wood County during the third quarter of fiscal 2005. Progress also continued in Delaware on Cuyahoga and Hamilton Counties throughout fiscal 2005.

          Appraisal services revenues increased by $464,000 to $2.1 million for the three months and by $591,000 to $8.3 million for the year ended April 30, 2005, versus the three months and year ended April 30, 2004. The fiscal 2004 annual amount included $418,000 of non-recurring appraisal services revenues related to the settlement of the Allegheny County lawsuit. When this non-recurring event was excluded, the increase in revenue for fiscal 2005 would have been even greater.

          The increase in software license and professional service revenues noted above for fiscal 2005, were partially offset by the following items: First, the Company completed the divestiture of its Judicial product line effective May 31, 2004. This followed the divestiture of the Financial product line effective May 29, 2003. These divestitures negatively impacted revenues for the three months and year ended April 30, 2005 by approximately $577,000 and $2.1 million, respectively. The fiscal 2004 fourth quarter included $594,000 of revenue associated with these product lines, while the fiscal 2005 fourth quarter only included $17,000 of revenue. The year ended April 30, 2004 included $2.4 million of revenue associated with these product lines, while the year ended April 30, 2005 only included $300,000. These divestitures did however result in substantial one-time gains of $2.2 million and $4.0 million for the years ended April 30, 2005 and 2004, respectively.

          Second, hardware and third-party software sales increased by $105,000 for the three months ended April 30, 2005, but decreased by $321,000 for the year ended April 30, 2005, compared to the three months and year ended April 30, 2004. Hardware and third-party software sales totaled $373,000 and $1.2 million for the three months and year ended April 30, 2005, respectively, and $268,000 and $1.5 million for the three months and year ended April 30, 2004, respectively. The increase in the fourth quarter over the prior year was primarily due to the timing of several contract renewals within the Illinois market, which included new hardware and hardware upgrades.

          Third, the Company had been working as a subcontractor for Unisys for over a year to develop and implement a new Property Tax solution for the City of Baltimore. This was a multi-year project valued at approximately $5 million. The City identified a number of new requirements for the software just prior to the scheduled "go live" date in June 2004, which impacted the project. While the Company utilized the percentage of completion method to recognize revenue on this project, the "go live" date was a major milestone that would have triggered the recognition of additional revenue. As a result, no revenue was recognized on this project during the third or fourth quarters of fiscal 2005 and only approximately $800,000 was recognized during fiscal 2005. The Company has been working through change orders with Unisys and the City for these additional requirements.

          Despite the improvements in software license fees and related professional service revenues during the second half of fiscal 2005, total net revenues for the year were still below the Company's expectations. While proposal activity appeared to be increasing, sales for fiscal 2005 decreased to $20.2 million from $28.1 million for fiscal 2004. Much of this decrease was due to the cyclicality of appraisal services in Ohio as sales of software, hardware and related services were $17.3 million in fiscal 2005, compared to $18.8 million in fiscal 2004. More importantly, of the $17.3 million in software, hardware and related services that was signed during fiscal 2005, $11.6 million or 67% of this amount was to new clients. Historically, the majority of the Company's sales had been to existing clients.

          The Company's backlog for software and related services decreased slightly from $15.9 million at April 30, 2004 to $15.6 million as of April 30, 2005. The backlog for appraisal services decreased from $13.0 million at April 30, 2004 to $7.9 as of April 30, 2005, due to the cyclicality of this business. As of April 30, 2005, recurring revenues stood at $16.4 million on an annualized basis or approximately 41% of total revenues.

          Cost of revenues increased by 18.7% from $5.3 million to $6.3 million for the three months ended April 30, 2005 and by 9.4% from $20.7 million to $22.6 million for the year ended April 30, 2005, compared to the three months and year ended April 30, 2004, respectively. Costs associated with employees who left in connection with the Judicial and Financial product line divestitures noted previously were lower. In addition, costs of hardware and third-party software sales were also lower due to the decrease in the associated revenues. However, these reductions were offset by additional costs of revenues related to project managers and other personnel who were hired during fiscal 2005 to work on many of the significant projects signed prior to April 30, 2005. Secondly, salaries and benefits for customer service personnel increased over fiscal 2004, primarily due to annual raises and bonuses. Thirdly, the Company had to utilize subcontractors to assist with the execution of the Baltimore project, which contributed to significant cost overruns on that contract. Finally, software amortization expense increased due to the Company's investments in its GRM® suite of software and was $1.5 million for fiscal 2005 versus $1.2 million for fiscal 2004.

          As a result of the increased cost of revenues, the Company's gross profit margin decreased to 47.0% for the three months ended April 30, 2005, compared to 53.4% for the three months ended April 30, 2004. Gross margins decreased to 43.6% for the year ended April 30, 2005, versus 46.2% for the year ended April 30, 2004. Fiscal 2004 included $418,000 of revenue with no associated cost related to the Allegheny settlement. Excluding this non-recurring item, the Company's gross profit margin for fiscal 2004 was 45.6%.

          Selling, general and administrative expenses decreased slightly to $4.4 million for the three months ended April 30, 2005 from $4.5 million for the three months ended April 30, 2004. These costs increased by approximately 8.2% or $1.2 million to $16.2 million for the year ended April 30, 2005, versus the year ended April 30, 2004. The increase over the prior year was directly related to the Company's additional investment in its sales, marketing and product development activities. There were several new roles created during fiscal 2004 and 2005 within these areas, which resulted in additional salaries and benefits for the year ended April 30, 2005.

          Sales and marketing expenditures for fiscal 2005 also increased over fiscal 2004 as the Company invested in its new branding strategy, which primarily focused on positioning the Company as a single entity with national expertise in the GRM® market. The first quarter of fiscal 2005 included additional costs for attendance and participation in the NACO (National Association of County Officials) and NACTFO (National Association of County Treasurers and Finance Officers) conferences in Phoenix. The second quarter included additional costs for the IAAO (International Association of Assessment Officers) conference in Boston. The Company unveiled its new strategy at these conferences. Included in these amounts was the cost of new trade show booths, a new company logo, additional marketing materials and an update to the Company's website.

          Administrative expenses increased as bad debt expense grew by $348,000 to $34,000 for the year ended April 30, 2005 compared to the year ended April 30, 2004. For fiscal 2004, bad debt expense was a credit as it included approximately $334,000 of recoveries associated with the Allegheny lawsuit settlement.

          The Company reported income from operations of approximately $1.1 million for the three months and $1.3 million for the year ended April 30, 2005, compared to operating income of $1.6 million and $2.8 million for the three and twelve months ended April 30, 2004. Operating income for fiscal 2004 included a non-recurring favorable settlement from the Allegheny County lawsuit in the amount of $752,000.

          The Company recorded non-recurring gains of $2.2 million and $4.0 million for the years ended April 30, 2005 and 2004, respectively, on the sale of its Judicial and Financial product lines.

          Net other income for the three months and year ended April 30, 2005 was $85,000 and $274,000, respectively. These amounts are comparable to the $69,000 and $261,000 of net other income reported for the three months and year ended April 30, 2004.

          The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 40.4% and 38.5% for the three months and year ended April 30, 2005, respectively, compared to 40.3% and 34.7% for the three months and year ended April 30, 2004, respectively. The increase in the provision for the year ended April 30, 2005 was due to the inclusion of state tax expense for that year within the income tax provision, which was not the case in fiscal 2004. In addition, the prior year provision also included a non-recurring favorable adjustment related to the Company's deferred state tax assets, which lowered the effective tax rate.

          The Company reported net income of $721,000 or $0.16 per diluted share for the three months ended April 30, 2005, compared to net income of $989,000 or $0.23 per diluted share for the three months ended April 30, 2004. Net income was $2.4 million or $0.53 per diluted share for the year ended April 30, 2005, and included an after-tax non-recurring gain of $1.4 million (using an effective tax rate of 38.5%) or $0.31 per diluted share related to the sale of the Company's Judicial product line in May 2004. Net income was $4.6 million or $1.06 per diluted share for the year ended April 30, 2004, and included an after tax non-recurring gain of $2.6 million (using an effective tax rate of 34.7%) or $0.60 per diluted share related to the sale of the Company's Financial product line in May 2003. In addition, the year ended April 30, 2004 included $752,000 of operating income related to the settlement of the Allegheny lawsuit. This non-recurring settlement positively impacted the prior year net income by $491,000 (using an effective tax rate of 34.7%) or $0.11 per diluted share.

          Diluted weighted average outstanding common shares increased by approximately 129,000 and 134,000 shares for the three months and year ended April 30, 2005, respectively, over the three months and year ended April 30, 2004. These increases were primarily due to the issuance of shares in connection with the Company's Stock Plans and the exercise of stock options.

Quarterly Results

          The following table sets forth selected unaudited quarterly financial data for the last eight quarters:

	Fiscal 2006

For the quarter ended:	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005

Net revenues	$9,909,583	$8,024,451	$9,017,210	$9,373,152

Gross profit	3,113,652	2,165,583	3,133,406	2,716,915

Income (loss) from operations	(2,272,077)	(2,202,440)	(1,153,468)	(1,266,837)

Net income (loss)	(1,578,432)	(1,332,227)	(668,121)	(737,879)

Basic earnings (loss) per share	(.33)	(.31)	(.15)	(.17)

Diluted earnings (loss) per share	(.33)	(.31)	(.15)	(.17)

At quarter end:

Cash and short- term investments	4,209,831	3,813,453	4,350,248	6,246,186

Total assets	44,421,964	38,260,758	33,250,728	35,504,209

Shareholders' equity	23,042,801	21,310,366	22,476,601	23,174,761

Book value per share*	4.53	4.70	4.97	5.13

	Fiscal 2005

For the quarter ended:	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004

Net revenues	$11,799,340	$10,355,681	$9,331,035	$8,668,769

Gross profit	5,543,654	4,659,244	3,904,525	3,404,847

Income (loss) from operations	1,123,838	761,710	(18,354)	(531,532)

Net income (loss)	720,597	511,890	22,184	1,110,983

Basic earnings (loss) per share	..17	..12	..01	..27

Diluted earnings (loss) per share	..16	..12	..00	..25

At quarter end:

Cash and short- term investments	8,444,195	7,894,593	7,413,252	10,978,583

Total assets	37,801,200	37,030,980	31,683,363	33,116,757

Shareholders' equity	23,640,545	22,354,553	21,716,866	21,552,735

Book value per share*	5.28	5.09	4.96	5.02

* Book value per share was calculated by dividing total shareholders' equity by the total shares outstanding at the end of the respective periods.

Financial Condition and Liquidity

          Working capital of $4.7 million at April 30, 2006 decreased by 63.3% compared to the $12.8 million that was reported at April 30, 2005. These levels reflect current ratios of 1.25 and 2.00, respectively. The decrease in both working capital and the current ratio is primarily due to the loss reported for the twelve months ended April 30, 2006 as well as the acquisition of ASIX and Plexis during fiscal 2006.

          Shareholders' equity at April 30, 2006 decreased by $598,000 to $23.0 million from the balance reported at April 30, 2005. This was due to the net loss reported for fiscal 2006 of $4.3 million and the repurchase of 31,000 shares of Company stock totaling $268,000. These decreases were offset by $659,000 related to the issuance of 199,000 shares of Company stock under stock purchase plans including the associated tax benefit from option exercises, $447,000 of deferred compensation expense and $2.9 million of stock issued in connection with the ASIX acquisition. Book value per share decreased to $4.53 as of April 30, 2006, from $5.28 as of April 30, 2005. Book value per share was calculated by dividing total shareholders' equity by the sum of total shares outstanding and total shares pending issuance at the respective year ends.

          Net capital expenditures decreased by approximately $395,000 to $473,000 for the fiscal year ended April 30, 2006, compared to $868,000 for the prior fiscal year. The decrease relates to the fact that the prior year included costs associated with the relocation of the Company's web farm from Dayton, Ohio to Tampa, Florida. This relocation resulted in an upgrade to state-of-the-art facilities for the Company's web farm, as well as significant improvements in physical security, uninterruptible and redundant power supplies, and enhanced fire suppression. In addition, the Company purchased approximately $98,000 of appraisal-related course curriculums and materials in connection with the hiring of a key product management resource during the prior fiscal year. The remaining expenditures, as well as prior year expenditures, primarily related to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

          The Company has continued to invest significantly in its new GRM® software suite, as well as its other software products in Indiana, Ohio and Florida. Total research and development costs included in expense were $2.4 million and $8.9 million for the fourth quarter and year ended April 30, 2006, respectively, compared to $2.2 million and $7.8 million of research and development costs included in expense for the respective prior year periods. These amounts include $436,000 and $1.7 million of software amortization expense for the fourth quarter and year ended April 30, 2006, respectively, and $440,000 and $1.5 million of amortization expense for the fourth quarter and year ended April 30, 2005, respectively. Software amortization expense is included in cost of sales. In addition, the Company capitalized approximately $354,000 and $1.6 million of development cost for the fourth quarter and year ended April 30, 2006 compared to $714,000 and $2.1 million for the respective prior year periods.

          The Company has applied for patents on its iFramework toolset, which provides a shared technical platform for all Manatron software in the GRM® suite and is being built on Microsoft's .NET Framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software which is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM® system has been implemented in Gwinnett County, Georgia; Kenai, Alaska; Payette County, Idaho. GRM® implementations are currently in process in the City of Virginia Beach, Virginia; Washoe County, Nevada; Horry County, South Carolina; Williamson, Tennesee and the states of Idaho, Minnesota and Arizona. The iFramework toolset will allow the software to be more easily modified to include additional jurisdictions as the Company enters new markets. A successful delivery of this GRM®

software and concept starting with Gwinnett County, Georgia will allow the Company to leverage these significant investments across a broader base.

          Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow.

          On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with the bank dated May 17, 2002. Under the Credit Agreement, Comerica Bank provided the Company with a $6 million revolving line of credit. The Company's borrowing limit was no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous credit agreement. Any principal outstanding under the Credit Agreement would bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement was unsecured and terminated on August 1, 2007, the date on which payment of any amounts owing under it were due. The Credit Agreement contained standard events of default and affirmative and negative covenants, which included the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities. As of April 30, 2005 and 2004, the Company had no borrowings outstanding under either credit agreement. As a result of the ASIX acquisition, the Company was in violation of its debt covenants at April 30, 2006. However, the Company obtained a waiver from the bank and the full $6 million line of credit was available as of April 30, 2006.

          Effective June 29, 2006, the Company amended its Revolving Credit Agreement with Comerica Bank. The amendment allows the Company to borrow up to $10,000,000 through April 1, 2007, after which point the amount available shall be reduced to $8,000,000. In addition, the Company's debt covenants have been revised to account for its financial structure subsequent to the ASIX acquisition. As of April 30, 2006 and June 29, 2006, the Company had no borrowings outstanding under this credit agreement.

          The fourth quarter of fiscal 2006 was the Company's 19th consecutive quarter with no bank debt. However, the Company has executed several seller financed notes payable in connection with its recent acquisitions of VisiCraft, Plexis and ASIX with the following maturities:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010

VisiCraft Systems, Inc.	$300,000	$300,000	$234,228	--

Plexis Group	200,000	200,000	--	--

ASIX Inc.	2,200,000	1,200,000	200,000	200,000

Total	$2,700,000	$1,700,000	$434,228	$200,000

          The Company's cash and investment balances decreased by approximately $4.2 million during the year ended April 30, 2006, which is primarily due to the significant investments the Company is making in its software, new business and acquisition strategies. The Company anticipates that the line of credit, together with existing cash and short-term investments of approximately $4.2 million, and cash generated from future operations, will be sufficient for the Company to meet its working capital requirements for the foreseeable future.

          On September 7, 2005, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. This was essentially a renewal of the one-year repurchase program for $500,000 of the Company's common stock, which was approved on October 14, 2004. The Company repurchased 20,000 shares at an average price of $8.31 per share, totaling $166,200 during the year ended April 30, 2006. In addition, the Company had previously repurchased 7,000 shares on the open market under the prior program at an average price of $8.00 per share for $56,000 during fiscal 2005.

          The Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") effective January 1, 2002, for certain executive officers and employees of the Company. Under this nonqualified Plan, the Company is obligated to contribute 5% of a participant's annual cash compensation to a Rabbi trust on behalf of the participants for a period of ten years. One-third of the contribution will become vested immediately when granted, the remaining two-thirds of the contribution will vest in equal increments over the next two years, on the first and second anniversaries of the grant date. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2006, 2005 and 2004 was approximately $55,000, $47,000 and $36,000, respectively. As of April 30, 2006, 2005 and 2004, the total value of vested participant contributions was approximately $174,000, $118,000 and $61,000, respectively.

          The following table lists the Company's significant contractual obligations as of April 30, 2006, including the payments due by period:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$1,857,000	$1,037,000	$616,000	$204,000	$--
Notes payable	5,034,228	2,700,000	2,134,228	200,000	--
Total	$6,891,228	$3,737,000	$2,750,228	$404,000	$--

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

2007	2008	2009	2010	2011

$1,037,000	$473,000	$143,000	$124,000	$80,000

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

          The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of April 30, 2006, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Based on such evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

          There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2006 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of three Board members who are independent under applicable regulations of the SEC and the National Association of Securities Dealers. The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that Mr. W. Scott Baker is an audit committee financial expert as defined under applicable regulations of the SEC. Additional information regarding the Audit Committee is provided in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2006, under the caption "Board Committees and Meetings" and is incorporated herein by reference.

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

          The information regarding directors of the Company contained under the caption "Board of Directors" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2006, is incorporated herein by reference.

          The information regarding directors and executive officers of the Company under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2006, is incorporated herein by reference. Additional information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Employment Agreements, Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions," and "Stock Performance Graph" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2006, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

          The information contained under the captions "Voting Securities" and "Ownership of Common Stock," and under the caption "Executive Compensation" under the subheading "Equity Compensation Plan Information," in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2006, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

          The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2006, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 5, 2006, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following reports, Financial Statements of the Company and notes thereto are filed as a part of this report:

•	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated June 23, 2006

•	Balance Sheets as of April 30, 2006 and April 30, 2005

•	Statements of Operations for the years ended April 30, 2006, 2005 and 2004

•	Statements of Shareholders' Equity for the years ended April 30, 2006, 2005 and 2004

•	Statements of Cash Flows for the years ended April 30, 2006, 2005 and 2004

•	Notes to Financial Statements

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix A.

          The following financial statement schedule of Manatron, Inc. is filed as a part of this report:

•	Schedule II--Valuation and Qualifying Accounts

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 15(a)(3).  Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

2.1	Stock Purchase Agreement by and among the Company and each Shareholder of ASIX, Inc., dated February 1, 2006.

2.2

Asset Purchase Agreement between the Company, Visicraft Systems, Inc. and certain shareholders of Visicraft Systems, Inc., dated November 1, 2004. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

2.3

Asset Purchase Agreement between the Company and MAXIMUS, Inc., dated May 28, 2004. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

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

10.1

Manatron, Inc. Restricted Stock Plan of 1987.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

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

10.5	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.6	Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.7	Manatron, Inc. Restricted Stock Plan of 2000.*

10.8

Manatron, Inc. Executive Stock Plan of 2000, as amended.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

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

10.14

Employment Agreement between Manatron, Inc. and Paul R. Sylvester, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.15

Employment Agreement between Manatron, Inc. and Early L. Stephens, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.16

Employment Agreement between Manatron, Inc. and Krista L. Inosencio, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.17

Employment Agreement between Manatron, Inc. and George William McKinzie, dated May 1, 2005.* Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on June 16, 2005, and incorporated herein by reference.

10.18

Employment Agreement between Manatron, Inc. and Mary N. Gephart, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.19

Employment Agreement between Manatron, Inc. and Marty A. Ulanski dated August 1, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

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

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

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

MANATRON, INC.

Dated: July 24, 2006	By:	/s/ Paul R. Sylvester
Paul R. Sylvester Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul R. Sylvester	Date: July 24, 2006
Paul R. Sylvester Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

/s/ Krista L. Inosencio	Date: July 24, 2006
Krista L. Inosencio Chief Financial Officer (Principal Financial and Accounting Officer)

*	Date: July 24, 2006
Randall L. Peat Chairman of the Board

*	Date: July 24, 2006
Richard J. Holloman Director

*	Date: July 24, 2006
Stephen C. Waterbury Director

	*	Date: July 24, 2006
Harry C. Vorys Director

	*	Date: July 24, 2006
Gene Bledsoe Director

	*	Date: July 24, 2006
W. Scott Baker Director

*By:	/s/ Paul R. Sylvester	Date: July 24, 2006
Paul R. Sylvester Attorney-in-Fact

APPENDIX A

MANATRON, INC.

FINANCIAL STATEMENTS

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Manatron, Inc.

We have audited the accompanying consolidated balance sheets of Manatron, Inc. and subsidiary as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manatron, Inc. and subsidiary at April 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles.

June 29, 2006

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule

To the Board of Directors and Shareholders of
Manatron, Inc.

We have audited the consolidated financial statements of Manatron, Inc. and subsidiary as of April 30, 2006 and 2005, and for each of the three years in the period ended April 30, 2006, and have issued our report thereon dated June 29, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Grand Rapids, Michigan
June 29, 2006

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

ASSETS	2006	2005

CURRENT ASSETS:

Cash and equivalents	$4,209,831	$8,444,195
Accounts receivable less allowances of
$503,000 and $593,000 at April 30,
2006 and 2005, respectively	7,556,313	6,387,440
Income tax receivable	2,182,248	659,736
Revenues earned in excess of billings and
retainages	6,151,346	6,596,025
Unbilled retainages on long-term contracts	1,105,320	1,349,371
Notes receivable	450,565	339,958
Inventories	146,800	198,995
Deferred tax assets	1,153,651	901,000
Other current assets	485,525	706,000
Total current assets	23,441,599	25,582,720

NET PROPERTY AND EQUIPMENT	2,618,588	2,882,004

OTHER ASSETS:
Notes receivable, less current portions	272,261	280,227
Computer software development costs,
net of accumulated amortization	2,610,216	2,760,762
Goodwill	12,022,385	4,886,676
Intangible assets, net of accumulated
amortization	3,202,935	1,243,903
Other, net	253,980	164,908
Total other assets	18,361,777	9,336,476

	$44,421,964	$37,801,200

LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2005

CURRENT LIABILITIES:

Accounts payable	$898,301	$781,110
Current portion of note payable	2,700,000	300,000
Billings in excess of revenues earned	3,373,271	2,445,813
Billings for future services	8,369,114	6,020,275
Accrued liabilities:
Payroll and employee benefits	2,343,364	2,726,975
Income taxes	--	31,236
Other	1,075,922	509,560
Total current liabilities	18,759,972	12,814,969

DEFERRED INCOME TAXES	284,963	538,000

LONG-TERM PORTION OF NOTE PAYABLE	2,334,228	807,686

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares
authorized, none issued	--	--
Common stock, no par value, 7,500,000 shares
authorized, 5,083,796 and 4,478,787 shares issued
and outstanding at April 30, 2006 and 2005	17,933,574	14,321,184

Retained earnings	6,504,318	10,820,977
Deferred compensation	(1,395,091)	(1,501,616)

Total shareholders' equity	23,042,801	23,640,545

	$44,421,964	$37,801,200

The accompanying consolidated notes are an integral part of these balance sheets.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,

	2006	2005	2004
NET REVENUES:

Professional and mass appraisal services	$32,181,766	$32,100,711	$31,413,303
Software licenses	3,158,137	6,767,204	5,429,175
Hardware and supply sales	984,493	1,286,910	1,612,818

Total net revenues	36,324,396	40,154,825	38,455,296

COST OF REVENUES:

Professional and mass appraisal services	22,551,067	19,863,126	17,844,704
Software licenses	1,884,839	1,816,700	1,593,985
Hardware and supply sales	758,934	962,729	1,267,067

Total cost of revenues	25,194,840	22,642,555	20,705,756

Gross profit	11,129,556	17,512,270	17,749,540

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,491,957	16,176,608	14,954,741

RESTRUCTURING CHARGE (SEE NOTE 11)	(532,421)	--	--

Income (loss) from operations	(6,894,822)	1,335,662	2,794,799

GAIN ON SALES (SEE NOTE 9)	--	2,237,157	3,962,148

OTHER INCOME, NET	177,908	273,835	260,758

Income (loss) before provision (credit) for income taxes	(6,716,914)	3,846,654	7,017,705

PROVISION (CREDIT) FOR INCOME TAXES	(2,400,255)	1,481,000	2,432,000

NET INCOME (LOSS)	$(4,316,659)	$2,365,654	$4,585,705

BASIC EARNINGS (LOSS) PER SHARE	$(.97)	$.57	$1.15

DILUTED EARNINGS (LOSS) PER SHARE	$(.97)	$.53	$1.06

The accompanying consolidated notes are an integral part of these statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

	Common Stock	Common Stock Pending Issuance	Retained Earnings	Deferred Compensation	Total Shareholders' Equity

BALANCE AT APRIL 30, 2003	$11,130,096	$924,350	$3,869,618	$(873,482)	$15,050,582
Net income	--	--	4,585,705	--	4,585,705
Repurchase of 17,450 shares by the Company	(118,146)	--	--	--	(118,146)
Issuance of 76,806 shares under
employee stock plans and tax
benefit from stock option exercises	1,042,251	--	--	(643,791)	398,460
Amortization of deferred compensation	--	--	--	379,352	379,352
Issuance of 133,000 shares related
to ProVal acquisition	924,350	(924,350)	--	--	--

BALANCE AT APRIL 30, 2004	12,978,551	--	8,455,323	(1,137,921)	20,295,953
Net income	--	--	2,365,654	--	2,365,654
Repurchase of 14,612 shares by the Company	(118,466)	--	--	--	(118,466)
Issuance of 219,089 shares under employee stock plans and tax benefit from stock option exercises	1,461,099	--	--	(737,930)	723,169
Amortization of deferred compensation	--	--	--	374,235	374,235

BALANCE AT APRIL 30, 2005	14,321,184	--	10,820,977	(1,501,616)	23,640,545
Net loss	--	--	(4,316,659)	--	(4,316,659)
Repurchase of 30,478 shares by the Company	(268,490)	--	--	--	(268,490)
Issuance of 198,987 shares under employee stock plans and tax benefit from stock option exercises	998,880	--	--	(340,206)	658,674
Issuance of 436,500 shares in connection with the acquisition of ASIX Inc. (see Note 10)	2,882,000	--	--	--	2,882,000
Amortization of deferred compensation	--	--	--	446,731	446,731
BALANCE AT APRIL 30, 2006	$17,933,574	$--	$6,504,318	$(1,395,091)	$23,042,801

The accompanying consolidated notes are an integral part of these statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,316,659)	$2,365,654	$4,585,705
Adjustments to reconcile net income (loss) to net cash and equivalents used for operating activities:
Gain on sale of product lines (see Note 9)	--	(2,237,157)	(3,962,148)
Loss (gain) on sale of assets	(9,998)	15,132	--
Amortization expense	2,414,563	1,743,357	1,159,079
Depreciation expense	816,566	810,741	796,699
Deferred income tax expense	(505,688)	305,000	733,512
Amortization of deferred compensation	446,731	374,235	379,352
Decrease (increase) in current assets:
Accounts and notes receivable	(166,582)	236,716	185,952
Federal income tax receivable	(1,522,512)	229,207	(888,943)
Revenues earned in excess of billings and retainages
and unbilled retainages on long-term contracts	860,655	(5,091,438)	(1,176,618)
Inventories	52,195	(2,035)	79,630
Other current assets	245,621	(335,975)	(102,238)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(436,404)	562,845	(1,228,521)
Billings in excess of revenues earned on
long-term contracts	760,536	707,349	(1,347,908)
Billings for future services	827,377	(595,031)	(748,715)
Tax benefit from stock option exercises	93,203	102,495	21,745

Net cash and equivalents used for
operating activities	(440,396)	(808,905)	(1,513,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of product lines (see Note 9)	$--	$1,748,887	$3,451,491
Proceeds from sale of property and equipment	32,471	4,700	26,043
Acquisition of businesses, net (see Note 10)	(1,592,405)	(284,868)	--
Purchase of short-term investments	--	--	(1,350,000)
Maturity of short-term investments	--	1,350,000	1,000,000
Additions to property and equipment	(473,448)	(868,174)	(709,370)
Computer software development costs	(1,562,846)	(2,077,302)	(1,615,158)
Decrease (increase) in other assets	(164,580)	105,403	(122,766)

Net cash and equivalents provided by (used for) investing activities	(3,760,808)	(21,354)	680,240

The accompanying notes are an integral part of these statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,
(Continued)

	2006	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	$535,330	$617,550	$377,528
Repurchases of common stock	(268,490)	(118,466)	(118,146)
Payment on notes payable	(300,000)	--	--

Net cash and equivalents provided by (used for) financing activities	(33,160)	499,084	259,382

CASH AND EQUIVALENTS:
Decrease	$(4,234,364)	$(331,175)	$(573,795)
Balance at beginning of year	8,444,195	8,775,370	9,349,165

Balance at end of year	$4,209,831	$8,444,195	$8,775,370

Supplemental disclosures of cash flow information

Income taxes paid	$44,850	$1,340,500	$2,925,300

Interest paid (1)	$25,000	$--	$--

Non-Cash Investing Activities

Issuance of notes payable related to acquisition of businesses	$4,200,000	$1,107,686	$--

Issuance of restricted stock related to acquisition of business	$2,882,000	$--	$--

(1) These amounts relate to cash interest paid associated with seller financed notes relating to the ASIX and Plexis acquisitions.

The accompanying consolidated notes are an integral part of these statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company

          Manatron, Inc. and its subsidiary (the "Company" or "Manatron") designs, develops, markets, installs, and supports a suite of integrated property tax billing and collection, assessment, deed recording, mapping (GIS) and eGovernment application software products for county, city, and municipal governments across North America. The Company's business is primarily focused on providing this software and related services to enable local governments to completely, fairly and efficiently assess real and personal property, as well as bill and collect the related taxes from its constituents. Manatron's products support the back-office processes for these government agencies and also facilitate the "Virtual Courthouse" by providing Internet access to information or by processing transactions over the Internet, such as the payment of property taxes, for industry professionals and the public. The Company also provides mass appraisal services, assessing residential, commercial, and other types of properties to ensure updated and equitable property valuations.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Manatron, Inc., and its wholly-owned subsidiary, Manatron ASIX Corporation, from the acquisition date of February 1, 2006 forward. All significant inter-company accounts and transactions have been eliminated.

          The Company's wholly-owned subsidiary, Manatron ProVal Corporation, was merged into Manatron, Inc., effective December 31, 2003, to simplify the Company's organizational structure.

          Revenue Recognition

          The Company enters into contracts with customers to sell application software; third-party software; hardware; services, such as installation, training, project management and conversion; and post-contract support and maintenance ("PCS"). The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total contract amount among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a contract, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered element based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

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

          Billings for future services, as reflected in the accompanying balance sheets, includes PCS and services that have been billed to the customer in advance of performance.

          For contracts that include significant customization or modification of the software, or where software services are otherwise considered essential, revenue is recognized using contract accounting. Revenue from these contracts is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2006 and 2005, the reserves for contract losses, as well as billed retainages outstanding, associated with revenue that has been recognized, were $979,000 and $379,000, respectively. The Company reports revenues earned in excess of billings and retainages and billings in excess of revenues earned for contracts in process at the end of each reporting period in the accompanying balance sheets.

          For its real estate appraisal projects, the Company recognizes revenue using the proportional performance method. The Company believes that each of its projects results in one ultimate deliverable, the appraised values of all properties defined within a given contract; many of these projects are implemented over a one to three year period. Under this method of revenue recognition, the Company identifies each activity for the appraisal project, with a typical project generally calling for planning, data collection, data verification, data input, project management, abstracts and hearings. The costs for these activities are determined and the total contract value is then allocated to each activity based on the proportion of the budgeted cost for a given activity divided by the total budgeted cost for a project. Revenue recognition occurs for each activity based upon the proportional performance method, driven primarily by output measures such as parcels or hearings complete. Actual costs are expensed in the period in which they occur.

          Reserves for doubtful accounts receivable and reserves for revenues earned in excess of billings and unbilled retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return and as such, as of April 30, 2006 and 2005, the Company had no reserve for returns.

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

          Cash and Equivalents

          Cash and equivalents of $4,209,831 and $8,444,195 at April 30, 2006 and 2005, respectively, consisted of money market funds and short-term time deposits with maturities of 90 days or less.

          Accounts Receivable Allowances

          Accounts receivable allowances are based on known customer exposures, historical experience and the specific identification of potentially uncollectible accounts. In addition to known or judgmental components, a policy that consistently applies reserve rates based on the age of outstanding accounts receivable is followed. Actual collections may differ, requiring adjustments to the reserves. Individual accounts receivable balances are evaluated on a quarterly basis, and those balances considered to be uncollectible are charged to the allowance. Collections of amounts previously written off are recorded as an increase to the allowance. Net bad debt expense (recovery) amounted to approximately $97,000, $34,000 and ($313,000) for fiscal 2006, 2005 and 2004, respectively.

          Inventories

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	2006	2005

Computer hardware and repair parts	$28,548	$51,054
Data processing supplies and purchased software products	118,252	147,941
	$146,800	$198,995

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Property and Equipment

          Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	2006	2005

Building and improvements	$2,089,633	$2,031,833
Furniture and fixtures	872,093	833,156
Equipment and software	4,338,113	6,133,147
Vehicles	223,786	182,038
	7,523,625	9,180,174
Less-Accumulated depreciation	(4,905,037)	(6,298,170)
	$2,618,588	$2,882,004

          Depreciation of property and equipment is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are capitalized and depreciated over the life of the related lease or the estimated useful life, whichever is shorter. Maintenance and repair costs that do not add to the economic useful lives of the related assets are expensed as incurred. Depreciation expense was approximately $817,000, $811,000 and $797,000 for the years ended April 30, 2006, 2005 and 2004, respectively.

          The estimated useful lives of the assets used to compute depreciation expense are as follows:

Asset Description	Years

Building and improvements	5-20
Furniture and fixtures	4-7
Equipment and software	3-7
Vehicles	3

          Software Development Costs

          The Company's research and development expenditures relate primarily to computer systems design, development and testing. Software development costs included in expense in the accompanying statements of operation were approximately $8.9 million, $7.8 million and $6.4 million for fiscal 2006, 2005 and 2004, respectively. These amounts include the annual amortization expense associated with capitalized software.

          The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company capitalized approximately $1,563,000, $2,077,000 and $1,615,000 of computer software development costs during fiscal 2006, 2005 and 2004, respectively.

          Amortization of software development costs is computed using the greater of the straight-line or unit cost method. While the product life-cycles historically have been in excess of ten years for local governments, the Company utilizes a three-year life due to the rapid pace at which technology has been changing. Accumulated amortization was approximately $11,964,000 and $10,251,000 as of April 30, 2006 and 2005, respectively. Amortization expense was approximately $1,713,000, $1,519,000 and $1,159,000, for fiscal 2006, 2005 and 2004, respectively, and is included in cost of revenues in the accompanying statements of operation.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and all potentially dilutive common shares. Potentially dilutive common shares include all shares that may become contractually issuable. For the Company, potentially dilutive common shares primarily are comprised of shares issuable under employee stock plans.

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the fiscal years presented:

	2006	2005		2004
Numerators:
Net income (loss)	$(4,316,659)	$2,365,654		$4,585,705
Denominators:
Denominator for basic earnings (loss) per share, weighted average outstanding common shares (4)	4,463,838	4,143,173		3,997,180
Potentially dilutive common shares	-- (1)	305,623	(2)	318,057	(3)
Denominator for diluted earnings (loss) per share	4,463,838	4,448,796		4,315,237
Earnings (loss) per share
Basic	$(.97)	$.57		$1.15
Diluted	$(.97)	$.53		$1.06

(1)

Due to the loss reported for the year ended April 30, 2006, there are no potentially diluted shares included in the calculation as the effect would be anti-dilutive. However, had income been reported there would have been and additional 165,159 of potentially dilutive shares for the twelve months ended April 30, 2006.

(2)

All options outstanding for the year ended April 30, 2005 have been included within the computation as the exercise prices for all options outstanding are less than the average market price of the common stock.

(3)

Options to purchase 25,000 shares of common stock at $8.11 per share were outstanding during the year ended April 30, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock and would therefore have been anti-dilutive.

(4)	These amounts exclude unvested restricted stock, which was 233,975, 253,550 and 209,000 shares for the fiscal years ending April 30, 2006, 2005 and 2004, respectively.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock Based Compensation

          The Company accounts for stock based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As a result, no compensation cost has been recognized with respect to options granted to employees based on their fair value at the measurement date, which is typically the grant date. Had compensation costs for these option grants been recognized in accordance with SFAS 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been the following pro forma amounts for the fiscal years ended April 30:

	2006	2005	2004

Net income (loss) as reported:	$(4,316,659)	$2,365,654	$4,585,705
Compensation expense, net of tax - fair value method	(49,700)	(726,932)	(330,083)
Pro forma net income (loss)	$(4,366,359)	$1,638,722	$4,255,622

Basic earnings (loss) per share:
As reported	$(.97)	$.57	$1.15
Pro forma	$(.98)	$.40	$1.06

Diluted earnings (loss) per share:
As reported	$(.97)	$.53	$1.06
Pro forma	$(.98)	$.37	$1.00

          In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, "Share-Based Payment" ("SFAS 123(R)"), which supersedes Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first fiscal year beginning after June 15, 2005, which will be the quarter ended July 31, 2006 for the Company. The Company currently discloses the pro-forma earnings effects of its stock awards as disclosed above.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          On March 17, 2005, in response to the required implementation of SFAS 123(R), the Company accelerated the vesting of its stock options. As a result of the vesting acceleration, approximately 100,000 shares became immediately exercisable and an additional $463,000 of pro forma stock-based employee compensation expense was recognized during the quarter ended April 30, 2005. The Company considered several factors in determining to accelerate the vesting of these options, including the effect on the Company's reported stock option expense in future periods, the comparability of the Company's statements of operations in prior and subsequent periods, and the potential benefit to the Company and its shareholders in retaining the services of affected officers and employee. The Company will continue to evaluate the impact of SFAS 123(R) on any new or unvested awards as of the required implementation date.

          The Company did not grant any options during fiscal 2006. The fair value of each option granted in fiscal 2005 and 2004 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Risk Free Interest Rate	3.71%	3.28%
Expected Life	5 years	4.8 years
Expected Volatility	64.76%	68.55%
Expected Dividend Yield	--	--

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

          Fair Value of Financial Instruments

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 2006 and 2005, the fair value of the notes receivable approximated the carrying value.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)          GOODWILL AND OTHER INTANGIBLE ASSETS

          The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective May 1, 2002. SFAS 142 required companies to discontinue amortizing goodwill and certain intangible assets with an indefinite life. Instead, companies are required to review goodwill and intangible assets with an indefinite useful life for impairment at least annually or more frequently if indicators of impairment occur. Both the initial and annual tests in accordance with SFAS 142 have indicated no impairment of goodwill. The Company performs these evaluations annually as of May 1st of each respective year.

          Intangible assets and related accumulated amortization consists of the following at April 30:

Gross carrying amount of acquisition intangibles:
	2006	2005
Customer relationships	$2,314,486	$565,486
Purchased technology	1,286,200	603,200
Non-compete	300,000	300,000
Trademark	131,000	--
	$4,031,686	$1,468,686
Accumulated amortization	(828,751)	(224,783)
Acquisition intangibles, net	$3,202,935	$1,243,903

          Total amortization expense for acquisition related intangibles was $701,168 and $224,783 for the years ended April 30, 2006 and 2005, respectively. There was no expense for fiscal 2004. Amortization is computed using the straight line method over the estimated useful lives of the intangible assets as follows:

Customer relationships	5 years
Purchased technology	3-5 years
Non-compete	5 years
Trademark	5 years

          Estimated amortization expense for intangible assets for each of the succeeding five years is as follows:

2007	$962,172
2008	$857,371
2009	$512,604
2010	$512,604
2011	$358,203

          The changes in the carrying amount of goodwill for the two years ended April 30, 2006 are as follows:

Balance as of April 30, 2004 and 2005	$4,886,676
Goodwill acquired during the year associated with the acquisition of the Plexis	555,017
Goodwill acquired during the year associated with the acquisition of ASIX	6,580,692
Balance as of April 30, 2006	$12,022,385

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)          LINE OF CREDIT AGREEMENT

          On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with the bank dated May 17, 2002. Under the Credit Agreement, Comerica Bank has provided the Company with a $6 million revolving line of credit. Any principal outstanding under the Credit Agreement will bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement is unsecured and terminates on August 1, 2007, the date on which payment of any amounts owing under it are due. The Credit Agreement contains standard events of default and affirmative and negative covenants, which include the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities. As a result of the ASIX acquisition, the Company's was in violation of its debt covenants at April 30, 2006. However, the Company obtained a waiver from the bank and the full $6 million line of credit was available as of April 30, 2006.

          Subsequent to year end, effective June 29, 2006, the Company amended its Revolving Credit Agreement with Comerica Bank. The amendment allows the Company to borrow up to $10,000,000 through April 1, 2007, after which point the amount available shall be reduced to $8,000,000. In addition, the Company's debt covenants have been revised to reflect its financial structure subsequent to the ASIX acquisition. As of April 30, 2006 and 2005 and June 29, 2006, the Company had no borrowings outstanding under either agreement.

(4)          RENTAL COMMITMENTS

          The Company leases its regional office space under non-cancelable operating lease agreements with various terms through fiscal 2011. Total rent expense reflected in the accompanying statements of operations was approximately $904,000, $856,000 and $882,000 for fiscal 2006, 2005 and 2004, respectively. Future minimum rental payments due under these lease agreements are approximately as follows:

Fiscal Year	Amount

2007	$1,037,000
2008	473,000
2009	143,000
2010	124,000
2011	80,000

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          INCOME TAXES

          The provision (credit) for income taxes for the fiscal years ended April 30, consists of the following:

	2006	2005	2004

Current	$(1,894,567)	$1,176,000	$1,698,000
Deferred	(505,688)	305,000	734,000
	$(2,400,255)	$1,481,000	$2,432,000

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income and the provision (credit) for income taxes as reflected in the accompanying statements of operations for the fiscal years ended April 30, is as follows:

	2006	2005	2004

Computed tax expense (credit) using the 34% statutory rate	$(2,284,000)	$1,308,000	$2,386,000
Tax-exempt interest income	(13,000)	(13,000)	(13,000)
Non-deductible meals and entertainment	51,000	47,000	44,000
State taxes, net of federal tax benefit	(156,000)	109,000	14,000
Other, net	1,745	30,000	1,000
	$(2,400,255)	$1,481,000	$2,432,000

          The Company also receives an income tax benefit associated with the disqualifying disposition of stock under its stock option plans described in Note 6. These benefits are recorded in shareholders' equity as opposed to the provision for income taxes and totaled approximately $93,000, $102,000 and $22,000 in fiscal 2006, 2005 and 2004, respectively.

          The tax effect and type of significant temporary differences that gave rise to the deferred tax assets (liabilities) as of April 30, 2006 and 2005, are approximately as follows:

	2006	2005
Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$204,000	$244,000
Accrued liabilities not currently deductible	1,036,000	627,000
Software development costs expensed for tax purposes	(816,000)	(717,000)
Deferred compensation expense	191,000	180,000
Other	253,688	29,000
Net deferred tax asset	$868,688	$363,000

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS

          The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. Both restricted stock and stock options are offered as additional incentives to directors, executive officers and other key personnel so that they will contribute to the long-term interests of the Company. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. The weighted average fair value of restricted stock granted in fiscal 2006, 2005 and 2004 was $8.32, $8.35 and $7.49, respectively. When shares are granted, the related expense is reflected as deferred compensation in shareholders' equity in the accompanying balance sheets and is being amortized to expense over the applicable vesting periods. A summary of the restricted stock plans still in effect as of April 30, 2006 is as follows:

Manatron, Inc. Restricted Stock Plans	Shares Authorized	Shares Issued	Shares Available For Issuance

Manatron, Inc. Restricted Stock Plan of 1987	50,000	49,700	300

Manatron, Inc. 1994 Long- Term Incentive Plan (1)	50,000	47,250	--

Manatron, Inc. Restricted Stock Plan of 1998	100,000	99,400	600

Manatron, Inc. Restricted Stock Plan of 2000	100,000	95,600	4,400

Manatron, Inc. Executive Stock Plan of 2000	150,000	147,500	2,500

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 (2)	100,000	96,000	4,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2004 (2)	100,000	11,325	88,675

Total	650,000	546,775	100,475

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

          Stock options issued by the Company must be priced at 100% or greater of the fair market value of the common stock on the grant date. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of the stock options must be at least 110% of the fair market value of the common stock on the grant date. The aggregate fair market value of options granted to any employee in any calendar year cannot exceed $100,000. The term of each option is determined by the Compensation Committee, not to exceed ten years from the date of grant. If a participant ceases to be employed for any reason other than death, disability or termination for cause, the Participant generally may exercise any vested options within ninety days of the termination date. The vesting schedules of stock option grants are at the discretion of the Compensation Committee, but typically range from two to five years. A summary of stock option plans still in effect as of April 30, 2006, and that have been approved by the shareholders, is as follows:

Manatron, Inc. Stock Option Plans	Options Authorized	Options Exercised	Options Issued and Outstanding	Options Available For Issuance

Manatron, Inc. 1989 Stock Option Plan (1)	111,283	66,106	36,100	--

Manatron, Inc. 1994 Long-Term Incentive Plan (1)	205,180	130,750	60,500	--

Manatron, Inc. 1995 Long-Term Incentive Plan (1)	500,000	441,500	37,500	--

Manatron, Inc. Stock Incentive Plan of 1999 (2)	250,000	73,700	119,100	57,200

Manatron, Inc. Executive Stock Plan of 2000	150,000	25,000	100,000	25,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 (3)	100,000	--	90,000	10,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2004 (3)	100,000	--	--	100,000

Total	1,416,463	737,056	443,200	192,200

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

(1)

The Manatron, Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan and the Manatron, Inc. 1995 Long-Term Incentive Plan terminated on July 19, 1999, November 22, 2003 and July 12, 2005, respectively, whereby no additional options may be issued. However, certain options outstanding may continue to be exercised until their term expires.

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

          The Manatron, Inc. Employee Stock Purchase Plan of 2003 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 42, or 12%, of the Company's employees participated in the Purchase Plan during fiscal 2006. The purchase price for each share is equal to 85% of the market value of the Company's common stock on the day of the purchase. Shares are purchased on the last day of each calendar quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. A total of 75,000 shares were reserved for issuance under the Purchase Plan. During fiscal 2006, 2005 and 2004, employees purchased 10,812, 7,989 and 9,644 shares, respectively. The weighted average market value of shares purchased was $6.84, $7.55 and $6.48 in fiscal 2006, 2005 and 2004, respectively. As of April 30, 2006, there were 46,555 shares of Company common stock available for purchase under the Purchase Plan. No amounts are charged to expense related to shares purchased under the Purchase Plan. Since the inception of the Company's first stock purchase plan in 1987 and through April 30, 2006, a total of 184,861 shares have been purchased under current and prior stock purchase plans by participants at prices ranging from $1.27 to $8.37 per share.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the status of all the Company's stock option plans still in effect at April 30, 2006, 2005 and 2004 including changes during the years then ended is presented in the table below.

	2006			2005
	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	594,900	$5.13	$1.5625 to $8.33	676,850	$4.74	$1.5625 - $8.11

Granted	--			45,000	$8.33	$8.33

Exercised	(148,100)	$2.98	$1.625 - $6.75	(122,350)	$4.12	$1.625 - $7.00

Forfeited	(600)	$4.625	$4.625	(2,600)	$6.11	$3.99 - $6.75

Expired	(3,000)	$1.625	$1.625	(2,000)	$4.09	$3.00 - $5.19

Outstanding at end of year	443,200	$5.89	$1.5625 to $8.33	594,900	$5.13	$1.5625 to $8.33

Exercisable at end of year	443,200	$5.89	$1.5625 to $8.33	586,004	$5.22

Weighted average of fair value of options granted during the fiscal year		NA			$4.78

	2004
	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	697,552	$4.85	$1.5625 - $7.00

Granted	45,000	$7.73	$7.25 - $8.11

Exercised	(58,702)	$4.12	$1.625 - $7.00

Forfeited	--	--	--

Expired	(7,000)	$6.14	$4.625 - $6.75

Outstanding at end of year	676,850	$4.74	$1.5625 - $8.11

Exercisable at end of year	535,850	$4.38

Weighted average of fair value of options granted during the fiscal year		$4.52

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS (Continued)

          A summary of the required information for options outstanding and exercisable under the Company's stock option plans at April 30, 2006 at various price ranges is as follows:

	Outstanding and Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

$1.56 - $2.50	26,500	1.17	$1.84

$2.51 - $4.00	52,000	5.11	$3.25

$4.01 - $5.25	62,800	5.00	$4.38

$5.26 - $6.75	171,900	4.18	$6.51

$6.76 - $8.33	130,000	6.40	$7.67

(7)          EMPLOYEE BENEFIT PLANS

          The Company's retirement plan consists of an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. Company contributions to the profit sharing plan, which are subject to the discretion of the Board of Directors, were essentially discontinued when the ESOP component of the retirement plan was added in 1995. Accordingly, no profit sharing contributions were approved for the years ended April 30, 2006, 2005 and 2004.

          The Board of Directors approved an additional discretionary contribution of approximately $50,000 of Company common stock to the ESOP for the fiscal year ended April 30, 2004. This contribution was allocated to the plan's participants based on each participant's compensation for the plan year in proportion to the total compensation paid to all eligible participants for the plan year. The fiscal 2004 amount was used to purchase 5,945 shares that were allocated to ESOP participants at December 31, 2004. The Company's Board of Directors did approve a contribution for the year ended April 30, 2005, however due to the Company's poor financial results for the current year, no contribution was made. The Board of Directors has not approved a contribution for the year ended April 30, 2006. As of December 31, 2005, there were 149,465 shares of the Company's stock held within the ESOP Plan.

          The Company's 401(k) plan allows eligible employees to contribute to the plan on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay in a calendar year. Company matching contributions charged to expense for the fiscal years ended April 30, 2006, 2005 and 2004, were approximately $186,000, $157,000 and $158,000, respectively.

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

          Effective January 1, 2002, the Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") for certain executive officers and employees of the Company. Under this nonqualified Plan, the Company is obligated to contribute 5% of a participant's annual cash compensation to a Rabbi trust on behalf of the participants for a period of ten years. One-third of the contribution will become vested immediately when granted, the remaining two-thirds of the contribution will vest in equal increments over the next two years, on the first and second anniversaries of the grant date. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2006, 2005 and 2004 was approximately $55,000, $47,000 and $36,000, respectively.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8)          SHAREHOLDER RIGHTS PLAN (Continued)

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement") were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an acquiring person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 2006, no rights have become exercisable.

(9)          SALE OF PRODUCT LINES

          Effective May 31, 2004, the Company sold substantially all of the assets and transferred certain liabilities associated with its Judicial product line to MAXIMUS, Inc. for approximately $2.3 million. Software license fees, professional services and recurring support revenues from the Company's Judicial product line represented approximately 4% of the Company's total revenue. This divestiture included all of the Company's Gavel and WRITS products, including case management, court accounting, prosecution management, probation tracking, jury management, child support and related judicial software. The Company received $1.8 million in cash and MAXIMUS, Inc. assumed the liabilities for approximately $500,000 relating to the existing software support contracts on May 31, 2004. This sale resulted in a gain of $2,237,157 that was recognized in the three month period ended July 31, 2004 and is also included in the accompanying statement of operations for the fiscal year ended April 30, 2005.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)          SALE OF PRODUCT LINES (Continued)

          Effective May 29, 2003, the Company sold substantially all of the assets and transferred certain liabilities associated with its Financial product line to N. Harris Computer Corporation ("Harris") for approximately $3.5 million. Software license fees, professional services and recurring support revenues from the Company's Financial product line represented approximately 5% of the Company's total revenue. This divestiture included all of the Fund Accounting, Payroll, Utility Billing and related financial software that the Company had developed or acquired over the last fifteen years, including but not limited to the Open Windows series products, UB5, the ATEK legacy financial products, the Sabre legacy financial products and the SDS Administrator financial software. The Company received $3 million in cash and Harris assumed the liabilities for approximately $500,000 relating to the existing software support contracts on May 29, 2003. This sale resulted in a gain of $3,442,148 that was recognized in the three month period ended July 31, 2003. On December 1, 2003, the Company received the remaining holdback of $520,000 in cash from Harris and recognized the corresponding gain in the three month period ended January 31, 2004. The total gain of $3,962,148 is included in the accompanying statement of operations for the fiscal year ended April 30, 2004.

(10)          ACQUISITIONS

          Effective February 1, 2006, the Company acquired ASIX Inc. (ASIX). The purchase price for ASIX was approximately $11 million consisting of $4.2 million in cash, 436,500 shares of Manatron common stock and $3.8 million in promissory notes bearing interest at 5% with $2.2 million, $1.2 million, $200,000 and $200,000 due on February 1, 2007, 2008, 2009 and 2010, respectively. The stock purchase agreement also contains an earn out provision of up to $1 million if certain revenue thresholds are met in the California market during the next six years, which would be recorded as additional goodwill if paid.

          The excess of the purchase price over the net book value of assets acquired of $8.6 million was allocated to goodwill and intangible assets. Specifically, $1,224,000 was allocated to customer relationships, $683,000 was allocated to purchased technology and $131,000 to trademarks, all of which will be amortized over a five-year period. The remaining $6.6 million has been allocated to goodwill.

          Founded in 1991, ASIX designed, developed and marketed Ascend®, a comprehensive client/server-based assessment administration and property tax billing and collection system that is currently installed in 16 counties in Colorado, Illinois, Minnesota, Missouri, Nevada, Oregon and Washington. ASIX also provides professional services including installation, training, project management, data conversions and on-going support in connection with sales of its property tax software.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          ACQUISITIONS (Continued)

          For the year ended December 31, 2005, ASIX generated audited revenues of $7.4 million and pretax income of approximately $1.3 million.

          This acquisition has been accounted for under the purchase method of accounting. The operating results of ASIX are included in the Company's results of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations for the years ended April 30, 2006 and 2005 assumes the acquisition of ASIX occurred as of the beginning of each respective year.

	Year Ended April 30, 2005	Year Ended April 30, 2006

Revenue	$46,447,160	$41,833,447
Net income (loss)	1,998,829	(3,662,500)

Earnings (loss) per share:
Basic	.44	(.81)
Diluted	.41	(.81)
Weighted Average Shares Outstanding
Basic	4,589,273	4,463,838
Diluted	4,894,896	4,463,838

          The pro forma results above include certain adjustments to give effect to amortization of intangible assets and certain other adjustments and related income tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred, had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

          The purchase price has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for ASIX at the acquisition date.

Cash and investments	$3,279,509
Other current assets	1,193,837
Property plant & equipment	43,000
Intangible assets	2,038,000
Goodwill	6,580,690
Current liabilities	(2,181,122)
Total purchase price	$10,953,914

          The total value of goodwill will be deductible for tax purposes over a 15 year period.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          ACQUISITIONS (Continued)

          Effective November 1, 2005, the Company acquired substantially all of the assets of the Plexis Group, LLC ("Plexis") and assumed the support and maintenance obligations of its software contracts for approximately $1 million. The cash outlay for this transaction included an initial payment of $600,000 which was paid on November 1, 2005 and two additional payments of $200,000 which are due on November 1, 2006 and 2007, respectively. The excess of the purchase price over the net book value of assets acquired of $1,080,000 was allocated to intangible assets. Specifically, $525,000 was allocated to customer relationships, which will be amortized over a five-year period. The remaining $555,000 has been allocated to goodwill.

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

          Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. and assumed the support and maintenance obligations of its software contracts for approximately $1.2 million. In addition, the Company entered into five-year non-compete agreements with the three prior owners totaling $300,000. The total cash outlay for this transaction is $300,000 per year for five years. While the Company is not required to pay interest on these amounts, it has imputed interest at 5% annually. The present value of the remaining payments are reflected as a current and long-term note payable in the accompanying balance sheet. The excess of the purchase price over the net book value of assets acquired of $1,168,686 was allocated to other intangible assets, specifically customer relationships and purchased technology.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11)          RESTRUCTURING CHARGE

          In response to the Company's unsatisfactory financial results for fiscal 2006, effective April 26, 2006, the Company made strategic workforce reductions. As a result of the reductions, sixty-two positions were eliminated. In connection with the reorganization the Company incurred charges which were primarily associated with employee severance costs and related fringe benefits of approximately $532,000 before income taxes, all of which was accrued as of April 30, 2006. The Company anticipates that the majority of this amount will be paid out during the first quarter of fiscal 2007.

(12)          CONTINGENT LIABILITIES AND GUARANTEES

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

          The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of April 30, 2006, the Company had approximately $28 million in outstanding performance bonds which are anticipated to expire within the next 36 months.

          The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses - Accounts Receivable

	Fiscal Years Ended April 30,
	2006	2005	2004

Balance at beginning of year	$593,000	$747,000	$1,320,000

Additions charged to costs and expenses	124,000	121,000	121,000

Deductions for accounts charged off or recoveries	(214,000)	(275,000)	(694,000)

Balance at end of year	$503,000	$593,000	$747,000

EXHIBIT INDEX

Exhibit Number	Document

2.1	Stock Purchase Agreement by and among the Company and each Shareholder of ASIX, Inc., dated February 1, 2006.

2.2

Asset Purchase Agreement between the Company, Visicraft Systems, Inc. and certain shareholders of Visicraft Systems, Inc., dated November 1, 2004. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

2.3

Asset Purchase Agreement between the Company and MAXIMUS, Inc., dated May 28, 2004. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference

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

10.1

Manatron, Inc. Restricted Stock Plan of 1987.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

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

i

10.4

Manatron, Inc. 1995 Long-Term Incentive Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, and incorporated herein by reference.

10.5	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.6	Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.7	Manatron, Inc. Restricted Stock Plan of 2000.*

10.8

Manatron, Inc. Executive Stock Plan of 2000, as amended.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

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

10.14

Employment Agreement between Manatron, Inc. and Paul R. Sylvester, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.15

Employment Agreement between Manatron, Inc. and Early L. Stephens, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.16

Employment Agreement between Manatron, Inc. and Krista L. Inosencio, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.17

Employment Agreement between Manatron, Inc. and George William McKinzie, dated May 1, 2005.* Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on June 16, 2005, and incorporated herein by reference.

10.18

Employment Agreement between Manatron, Inc. and Mary N. Gephart, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.19

Employment Agreement between Manatron, Inc. and Marty A. Ulanski dated August 1, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

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

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.