Form 10-Q
period 2006-07-31
MANATRON INC
filed 2006-09-13
CIK 798736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

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

On September 13, 2006, there were 5,097,085 shares of the registrant's common stock, no par value, outstanding.

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

Selling products and services into the public sector poses unique challenges. We derive substantially all of our revenues from sales of software and services to county and city governments. We expect that sales to local governments will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities.

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

We may experience difficulties in executing our acquisition strategy.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be exhaustive; many other factors, including the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 2006, could impact our business and it is impossible to predict with any accuracy which factors could adversely affect the Company. Although we believe that the forward-looking statements contained in this Report are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2006	April 30, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2,080,253	$4,209,831
Accounts receivable, net	7,377,017	7,556,313
Income tax receivable	1,960,826	2,182,248
Revenues earned in excess of billings on long-term contracts	6,229,105	6,151,346
Unbilled retainages on long term contracts	1,206,637	1,105,320
Notes receivable	443,960	450,565
Inventories	230,993	146,800
Deferred tax assets	1,153,651	1,153,651
Other current assets	657,641	485,525

Total current assets	21,340,083	23,441,599

NET PROPERTY AND EQUIPMENT	2,514,497	2,618,588

OTHER ASSETS:
Notes receivable, less current portions	256,630	272,261
Computer software development costs, net of accumulated amortization	2,658,335	2,610,216
Goodwill	12,022,385	12,022,385
Intangible assets, net of accumulated amortization	2,962,392	3,202,935
Other, net	246,265	253,980
Total other assets	18,146,007	18,361,777
Total assets	$42,000,587	$44,421,964

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$811,737	$898,301
Current portion of notes payable	2,500,000	2,700,000
Billings in excess of revenues earned on long-term contracts	2,725,003	3,373,271
Billings for future services	7,055,747	8,369,114
Accrued liabilities	3,233,429	3,419,286
Total current liabilities	16,325,916	18,759,972

DEFERRED INCOME TAXES	284,963	284,963
LONG-TERM PORTION OF NOTES PAYABLE	2,139,933	2,334,228

SHAREHOLDERS' EQUITY:
Common stock	16,693,916	16,538,483
Retained earnings	6,555,859	6,504,318
Total shareholders' equity	23,249,775	23,042,801
Total liabilities and shareholders' equity	$42,000,587	$44,421,964

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2006	2005
NET REVENUES	$10,722,459	$9,373,152

COST OF REVENUES	6,080,203	6,656,237

Gross profit	4,642,256	2,716,915

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,582,177	3,983,752

Income (loss) from operations	60,079	(1,266,837)

OTHER INCOME, NET	23,062	75,958

Income (loss) before provision (credit) for income taxes	83,141	(1,190,879)

PROVISION (CREDIT) FOR INCOME TAXES	31,600	(453,000)

NET INCOME (LOSS)	$51,541	$(737,879)

BASIC EARNINGS (LOSS) PER SHARE	$.01	$(.17)

DILUTED EARNINGS (LOSS) PER SHARE	$.01	$(.17)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,875,851	4,259,361

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,935,628	4,259,361

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,541	$(737,879)
Adjustments to reconcile net income (loss) to net cash
and equivalents used for operating activities:
Depreciation expense	212,907	205,086
Amortization expense	648,686	538,152
Deferred stock compensation expense	122,480	100,557
Decrease (increase) in current assets:
Accounts and notes receivables, net	201,532	332,136
Federal income tax receivable	221,422	162,311
Revenues earned in excess of billings and
retainages on long-term contracts	(179,076)	(448,482)
Inventories	(84,193)	65,636
Other current assets	(166,411)	(78,647)
Decrease in current liabilities:
Accounts payable and accrued liabilities	(272,421)	(784,874)
Billings in excess of revenues earned on
long-term contracts	(648,268)	(231,160)
Billings for future services	(1,313,367)	(815,173)
Net cash and equivalents used for
operating activities	(1,205,168)	(1,692,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(108,817)	(198,876)
Investments in computer software	(456,262)	(464,161)
Other, net	7,715	(7,281)
Net cash and equivalents used for investing
activities	(557,364)	(670,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	52,348	203,426
Repurchases of common stock	(19,394)	(38,780)
Payments on notes payable	(400,000)	--

Net cash and equivalents provided by (used for) financing activities	(367,046)	164,646

CASH AND EQUIVALENTS:
Decrease in cash and equivalents	(2,129,578)	(2,198,009)
Balance at beginning of period	4,209,831	8,444,195
Balance at end of period	$2,080,253	$6,246,186

Cash received from income tax refunds, net	$205,854	$584,075
Cash paid for interest associated with seller financed notes	$19,507	--

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
_________________________

(1)          GENERAL INFORMATION

The condensed consolidated financial statements included in this Form 10-Q have been prepared by Manatron, Inc. and its subsidiary ("Manatron" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006, as filed with the Securities and Exchange Commission on July 24, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of July 31, 2006 and April 30, 2006, (b) the results of its operations for the three months ended July 31, 2006 and 2005, and (c) the cash flows for the three months ended July 31, 2006 and 2005.

Revenue Recognition

The Company enters into contracts with customers to license or sell application software, third party software, hardware, related professional services, such as installation, training, data conversions and post-contract support and maintenance ("PCS") services, and various appraisal services.

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

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

Revenue related to sales of computer hardware and supplies is recognized when title passes, which is normally the shipping or installation date.

PCS includes telephone support, bug fixes, enhancements and rights to upgrades on a when-and-if-available basis. These support and maintenance fees are typically billed in advance on a monthly, quarterly or annual basis and are recognized as revenue ratably over the related contract periods.

Billings for Future Services, as reflected in the accompanying consolidated balance sheets, includes PCS and other services that have been billed to the customer in advance of performance. It also includes customer deposits on new contracts and other progress billings for software and hardware that have not been completely installed.

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $663,000 and $579,000 at July 31, 2006 and 2005, respectively.

For its real estate appraisal projects, the Company recognizes revenue using the proportional performance method as the Company believes that each of its projects result in one ultimate deliverable - the appraised values of all properties defined within a given contract, due to the fact that many of these projects are implemented over a one to three year period and consist of various activities. Under this method of revenue recognition, the Company identifies each activity for the appraisal project with a typical project generally calling for planning, data collection, data verification, data input, project management, abstracts and hearings. The costs for these activities are determined and the total contract value is then allocated to each activity based on the proportion of the budgeted cost for a given activity divided by the total budgeted cost for a project. Revenue recognition occurs for each activity based upon the proportional performance method, driven primarily by output measures such as parcels or hearings complete. Actual costs are expensed in the period in which they occur.

Since the timing of billings does not always coincide with revenue recognition, the Company reflects Revenues Earned in Excess of Billings and Retainages, as well as Billings in Excess of

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

Revenues for contracts in process at the end of the reporting period, as reflected in the accompanying consolidated balance sheets.

Reserves against Accounts Receivable and reserves against Revenues Earned in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2% as well as a specific provision for accounts the Company believes will be difficult to collect. Due to the appropriation requirements of governmental units, the Company will very seldom have a collection issue due to a shortage or lack of funds, such as bankruptcy. The Company's past due receivables primarily revolve around issues in which the customer does not feel that the software operates to its expectations. In the majority of these cases there is a gap between what the customer expects and what the Company is obligated to deliver under its contract. It is not the Company's practice and not typical for the Company to offer price concessions. On the contrary, the Company collects under the original terms of its contracts in substantially all cases. Therefore, the Company believes its fees are fixed and determinable.

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of July 31, 2006 and 2005, the reserve for returns was not material.

Notes Receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, as the contract terms are fixed and determinable and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's contracts with customers include lease terms which meet the criteria of sales-type leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." However, the Company's leasing activities are not a material part of its business activities and, accordingly, are not broken out separately in the condensed consolidated financial statements.

(2)          STOCK-BASED COMPENSATION

Effective with the beginning of the quarter ended July 31, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") using the modified-prospective-transition method. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

As a result of this adoption, the Company incurred approximately $4,000 of compensation expense during the three months ended July 31, 2006 associated with the 15% discount offered to employees who participate in the Company's Employee Stock Purchase Plan (ESPP).

On March 17, 2005, in response to the required implementation of SFAS 123(R), the Company accelerated the vesting of its stock options. As a result of the vesting acceleration, approximately 100,000 shares became immediately exercisable and as of the beginning of the quarter ended July 31, 2006, there were no unvested options outstanding and therefore no associated compensation expense during the three months ended July 31, 2006.

The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the quarter ended July 31, 2005:

Net loss as reported	$(737,879)
Compensation expense	(40,098)
Pro forma net loss	$(777,977)

Basic loss per share:
As reported	$(.17)
Pro forma	$(.18)

Diluted loss per share:
As reported	$(.17)
Pro forma	$(.18)

The following summary presents information regarding outstanding options as of July 31, 2006 and changes during the three months then ended with regard to options under all stock option plans:

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

	Stock Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2006	443,200	$5.89	4.87 years	$159,552
Issued	--	--
Exercised	7,700	3.36
Forfeited or expired	(7,000)	(6.17)
Outstanding at July 31, 2006	428,500	$5.93	4.65 years	$137,120
Vested and exercisable at July 31, 2006	428,500	$5.93	4.65 years	$137,120

The total intrinsic value of options exercised during the first three months of 2006 was $22,000.

Cash received from option exercises and share issuances under the Stock Purchase Plan was $48,000 during the first three months of fiscal 2007.

The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. When shares are granted, the related expense was previously reflected as deferred compensation in shareholders' equity in the accompanying balance sheets. However, with the implementation of SFAS 123(R) it has been reclassified and included within the common stock caption on the balance sheets. The related compensation expense is still being amortized to expense over the applicable vesting periods.

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

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended July 31,
	2006		2005
Numerators:
Net income (loss)	$51,541		$(737,879)

Denominators: Denominator for basic earnings (loss) per share, weighted average outstanding common shares (1)	4,875,851		4,259,361

Potential dilutive shares	59,777	(2)	-- (3)

Denominator for diluted earnings (loss) per share	4,935,628		4,259,361

Earnings (loss) per share:
Basic	$.01		$(.17)
Diluted	$.01		$(.17)

(1)	These amounts exclude unvested restricted stock, which amounted to 223,975 shares as of July 31, 2006 and 229,550 shares as of July 31, 2005.

(2)

Options to purchase 253,900 shares of common stock at prices ranging from $6.75 to $8.33 per share were outstanding during the quarter ended July 31, 2006, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock on this date.

(3)

Due to the loss reported for the period, there are no potential diluted shares included in the calculation. However, had income been reported there would have been an additional 294,040 of potential dilutive shares.

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          ACQUISITIONS

Effective February 1, 2006, the Company acquired all of the outstanding stock of ASIX Inc. ("ASIX"). The purchase price for ASIX was approximately $11 million consisting of $4.2 million in cash, 436,500 shares of Manatron common stock and $3.8 million in promissory notes bearing interest at 5% with $2.2 million, $1.2 million, $200,000 and $200,000 due on February 1, 2007, 2008, 2009 and 2010, respectively. The stock purchase agreement also contains an earn out provision of up to $1 million if certain revenue thresholds are met in the California market during the next six years, which would be recorded as additional goodwill, if paid.

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

ASIX is currently a sub-contractor to BearingPoint, Inc. to provide technical services and subject matter expertise in connection with a $31 million project to develop a state-of-the-art property tax and assessment system for San Diego County. In connection with this project, ASIX and BearingPoint have entered into an exclusive joint marketing agreement to provide the developed solution to other California counties. In addition, ASIX has provided requirements definition and requests for proposal development to a number of larger jurisdictions seeking a new property tax system.

This acquisition has been accounted for under the purchase method of accounting. The operating results of ASIX have been included in the Company's results of operations from the date of acquisition.

Effective November 1, 2005, the Company acquired substantially all of the assets of the Plexis Group, LLC ("Plexis") and assumed the support and maintenance obligations of its software contracts for approximately $1 million. The cash outlay for this transaction included an initial payment of $600,000 which was paid on November 1, 2005 and two additional payments of $200,000 which were due on November 1, 2006 and 2007, respectively. The Company prepaid this $400,000 during the first quarter of fiscal 2007. The excess of the purchase price over the net book value of assets acquired of $1,080,000 was allocated to intangible assets. Specifically,

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          ACQUISITIONS (Continued)

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

This acquisition has been accounted for under the purchase method of accounting. The operating results of Plexis have been included in the Company's results of operations from the date of acquisition.

(5)          RESTRUCTURING CHARGE

In response to the Company's unsatisfactory financial results for fiscal year 2006, effective April 26, 2006, the Company made strategic workforce reductions. As a result of the reductions, sixty-two positions were eliminated. In connection with the reorganization, the Company incurred charges that were primarily associated with employee severance costs and related fringe benefits of approximately $532,000 before income taxes, all of which was accrued and expensed as of April 30, 2006. Approximately $449,000 of this amount was paid out during the quarter ended July 31, 2006. The remaining amount, related primarily to accrued medical costs, is expected to be paid out over the next fifteen months as claims are incurred.

(6)          CONTINGENT LIABILITIES AND GUARANTEES

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. The Company does not believe that the liabilities resulting from these proceedings, if any, would be material to the Company's consolidated financial position or results of operations.

The Company provides to its customers a one-year warranty on its internally developed application software; however, warranty expenses are not and have not been, significant.

MANATRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(6)          CONTINGENT LIABILITIES AND GUARANTEES (Continued)

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of July 31, 2006, the Company had approximately $28 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its results of operations and financial condition are based upon the Company's condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to receivable allowances, long-term service contracts, intangible assets, contingencies and litigation. As these are condensed consolidated financial statements, reference should be made to the Company's Form 10-K Annual Report for the year ended April 30, 2006, for expanded information about these critical accounting policies and estimates.

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

Total net revenues of $10.7 million for the three months ended July 31, 2006 increased by $1.3 million or 14.4% in comparison to the $9.4 million of net revenues that were reported for the three months ended July 31, 2005. This increase was primarily due to increases in license fees, recurring support and maintenance and professional services.

Software license fees increased by $424,000 or 72.0% to $1.0 million for the three months ended July 31, 2006 versus the $588,000 of software license fees that were reported in the prior year comparable period. This was driven by the installation of MVP Tax and CAMA in Lawrence County, Ohio during the first quarter of fiscal year 2007, as well as the continued execution on the Company's GRM® implementations in Minnesota, Nevada, South Carolina, Tennessee and Virginia.

Recurring software support and maintenance fees increased by $923,000 or 25.4% to $4.6 million for the three months ended July 31, 2006 from $3.6 million for the three months ended July 31, 2005. These increases are due to three factors. First, the acquisitions of Plexis on November 1, 2005 and ASIX on February 1, 2006; second, annual price increases on the Company's software support contracts initiated in the prior year are starting to take effect; and third new software support and maintenance initiated during fiscal year 2006 on completed implementations, including Gwinnett County, Georgia; Payette County, Idaho; DuVal County, Florida; Davidson County, Tennessee and the CAMA portion of the City of Virginia Beach contract.

Professional services revenues increased by $363,000 or 9.1% to $4.3 million for the three months ended July 31, 2006 versus $4.0 million of professional services for the first quarter in the prior fiscal year. This increase was driven by the additional consulting services that the Company acquired as a result of the ASIX acquisition in February of 2006, as well as an increase in appraisal services revenues of $163,000 over the prior year three month period due to the timing of the completion of a large appraisal project. The Company anticipates that appraisal services revenues for the remaining nine months of fiscal year 2007 will lag behind prior year comparable figures.

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

As of July 31, 2006, the Company's backlog was $17.3 million compared to $13.4 million at July 31, 2005. This increase is due to the signing of several key strategic GRM® contracts since this time last year. These backlog amounts are exclusive of the Company's recurring revenue from support, maintenance and printing and processing contracts, which currently approximate $20 million on an annualized basis.

The GRM® suite of software is a feature-rich, fully-integrated enterprise-level solution that enabled Gwinnett County, Georgia, Kenai, Alaska and Payette County, Idaho to not only replace their legacy systems, but to realize significant efficiencies and cost savings, provide more and modern services to their constituents and in most cases, to collect additional tax revenues, which will more than offset the cost of the GRM® system. The rollout of this new, next generation national product has been a key pillar in the Company's growth strategy. It is providing a competitive edge in the market as few, if any other, companies currently have a similar product suite. Historically, the Company had unique Tax products for each state that it did business in. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM®.

Cost of revenues decreased by $576,000 or 8.7% from $6.7 million to $6.1 million for the quarter ended July 31, 2006 as compared to the quarter ended July 31, 2005 for three primary reasons. First, the Company completed a restructuring effective April 26, 2006 (see Note 5 to the Condensed Consolidated Financial Statements), which has resulted in lower labor cost. Second, outsourced labor decreased by $231,000 for the three months ended July 31, 2006 compared to the three months ended July 31, 2005 primary due to reduced activity on the Unisys project with the City of Baltimore; however, while outsourced labor overall has declined, the Company did incur an additional $352,000 of outsourced labor during the first quarter of fiscal year 2007 associated with the Unisys project with the City of Baltimore with no associated revenue. Finally, the three months ended July 31, 2005, also included a $200,000 increase to the cost-to-complete reserve associated with the Baltimore project discussed above, which was not repeated during the three months ended July 31, 2006.

As noted in prior filings, the City of Baltimore has delayed its "go live" date several times thus far and most recently made the decision to delay once more until January of 2007. This project has turned into a custom build solution versus the Commercial-Off-The-Shelf (COTS) product initially purchased. The Company is currently in negotiations with Unisys (the prime contractor) to address how the Company will be compensated for out-of-scope work performed since March 1, 2006. The Company has released all subcontractors associated with the project and will not resume work until an agreement is in place to compensate the Company for prior work and any additional work to be performed in the future.

As a result of the significant increase in revenues and decrease in cost of sales noted previously, gross margins have increased to 43.3% for the three months ended July 31, 2006 compared to 29.0% for the prior year first quarter. The current year margins are representative of the margins the Company anticipates going forward.

Selling, general and administrative expenses increased 15.0% or $598,000 to $4.6 million for the three months ended July 31, 2006. However, selling, general and administrative expenses for the current quarter have decreased by $271,000 or 5.6% from the related expense for the three months ended April 30, 2006. The increase over the prior year comparable period is primarily due to the amortization expense associated with the intangible assets acquired in connection with the acquisitions of VisiCraft, Plexis and ASIX. Intangible asset amortization was $241,000 for the three months ended July 31, 2006 versus $112,000 for the three months ended July 31, 2005. In addition, commission expense has increased by $73,000 quarter over quarter. The remaining increase is due to the addition of key sales, marketing and development personnel associated with the Plexis and ASIX acquisitions, offset by the decline attributable to the restructuring discussed in Note 5 to the Condensed Consolidated Financial Statements.

As a result of the factors noted above, the Company's operating income increased by $1.3 million to $60,000 for the three months ended July 31, 2006 from an operating loss of $1.3 million for the comparable prior year period.

Net other income for the current quarter was $23,000 for the three months ended July 31, 2006 versus $76,000 for the prior year first quarter. This income consists of interest earned on the Company's cash balances, as well as rental income associated with the lease of a portion of its corporate headquarters. The decrease from the prior year is due to increased interest expense associated with seller financed notes on the Company's acquisitions occurring in November 2005 and February 2006

The Company's provision (credit) for income taxes generally fluctuates with the level of pretax income or loss. The effective tax rate was 38% for both the quarter ended July 31, 2006 and 2005. This is comprised of 34% for the federal provision (credit) and 4% for various state provisions (credits). The Company anticipates that the effective rate for the balance of fiscal year 2007 will be approximately 38%.

The Company reported net income of $52,000 or $0.01 per diluted share for the current year first quarter ended July 31, 2006 versus a net loss of $738,000 or $0.17 per diluted share for the comparable prior year quarter.

Diluted weighted average outstanding common shares increased by approximately 676,000 for the three months ended July 31, 2006 over the prior year comparable period. This increase was primarily due to the issuance of shares in connection with the acquisition of ASIX effective February 1, 2006 as well as the issuance of shares associated with the Company's stock plans.

Financial Condition and Liquidity

At July 31, 2006, the Company had working capital of $5.0 million compared to $4.7 million at April 30, 2006. These levels reflect current ratios of 1.31 and 1.25, respectively.

Shareholders' equity at July 31, 2006 increased by $207,000 to $23.2 million from the balance reported at April 30, 2006 as a result of $52,000 of net income for the three months ended July 31, 2006 as well as $52,000 of employee stock purchases and $122,000 of deferred stock compensation expense. These increases were slightly offset by $19,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting. Book value per share has increased slightly to $4.56 as of July 31, 2006 from $4.53 at April 30, 2006. Book value per share as of July 31, 2006 was calculated by dividing total shareholders' equity of $23.2 million by total shares outstanding of 5,102,507.

Net capital expenditures decreased by $90,000 or 45.3% to $109,000 for the three months ended July 31, 2006. This decrease was primarily due to the restructuring that occurred during the Company's fourth quarter of fiscal year 2006, which resulted in the redeployment of fixed assets throughout the organization and reduced the purchasing requirements of computers and related software during the first quarter of fiscal 2007. Current and prior year capital expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM® software suite, as well as its other software products in Indiana, Ohio and Florida. Total research and development costs included in expense were $1.9 million for the three months ended July 31, 2006 compared to $2.0 million for the three months ended July 31, 2005. These amounts include $408,000 and $426,000 of software amortization expense for the three months ended July 31, 2006 and 2005, respectively. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $456,000 of software costs in accordance with FASB Statement No. 86 for the three months ended July 31, 2006 compared to $464,000 for the three months ended July 31, 2005.

The Company has applied for patents on its iFramework tool, which provides a shared technical platform for all Manatron software in the suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM® system is currently live in Gwinnett County, Georgia; Payette County, Idaho and Kenai, Alaska and in process of implementation in the States of Arizona and Minnesota; Washoe County, Nevada; Horry County, South Carolina; Williamson County, Tennessee and the City of Virginia Beach. The iFramework toolset will allow the software to be more easily modified to include additional states as the Company enters new markets.

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

Effective June 29, 2006, the Company amended its Revolving Credit Agreement with Comerica Bank. The amendment allows the Company to borrow up to $10,000,000 through April 1, 2007, after which point the amount available shall be reduced to $8,000,000. In addition, the Company's debt covenants have been revised to account for its financial structure subsequent to the ASIX acquisition. As of July 31, 2006, the Company had no borrowings outstanding under this credit agreement.

The Company anticipates that its line of credit, together with its existing cash of approximately $2.1 million and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The first quarter of fiscal year 2007 was the Company's 20th consecutive quarter with no bank debt. However, the Company has executed several seller financed notes payable in connection with its recent acquisitions with the following maturities:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010

VisiCraft Systems, Inc.	$300,000	$300,000	$234,228	--

ASIX Inc.	2,200,000	1,200,000	200,000	200,000

Total	$2,500,000	$1,500,000	$434,228	$200,000

Effective July 31, 2006, the Company paid the remaining $400,000 outstanding under the note payable associated with the Plexis acquisition. The Company did this as this note accrued interest at prime plus 2% and the Company can borrow at prime less 0.5%. The interest rates on the remaining notes associated with the VisiCraft and ASIX acquisitions are favorable to the Company.

On September 7, 2005, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. The Company repurchased 20,000 shares under this program during fiscal year 2006 at an average price of $8.31 per share, totaling $166,200. The Company did not repurchase any shares under these programs during the three months ended July 31, 2006.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of July 31, 2006, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, the Company's management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2006 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the first quarter of fiscal year 2007 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1, 2006 to May 31, 2006	--	--	--	$ 833,800
June 1, 2006 to June 30, 2006	3,254	$5.96	--	$ 833,800
July 1, 2006 to July 31, 2006	--	--	--	$ 833,800
Total	3,254	$5.96	--	--

1.

These shares are the result of stock repurchases associated with the sale of shares by executive officers to cover the tax implications of restricted stock vestings and are therefore not part of the Company's stock repurchase program discussed previously.

2.	On September 7, 2005, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.
_______________________
*Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: September 13, 2006	By	/s/ Paul R. Sylvester
Paul R. Sylvester Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: September 13, 2006	By	/s/ G. William McKinzie
G. William McKinzie President, Chief Operating Officer

Date: September 13, 2006	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.
_______________________
*Management contract or compensatory plan or arrangement.

-i-