Form 10-Q
period 2006-10-31
MANATRON INC
filed 2006-12-13
CIK 798736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

On December 13, 2006, there were 5,110,186 shares of the registrant's common stock, no par value, outstanding.

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

Increases in service revenue as a percentage of total revenues could decrease overall margins and adversely affect our operating results. We realize lower margins on software and appraisal service revenues than on license revenue. The majority of our contracts include both software licenses and professional services. Therefore, an increase in the percentage of software service and appraisal service revenue compared to license revenue could have a negative impact on our overall gross margins and could adversely affect operating results.

Selling products and services into the public sector poses unique challenges. We derive substantially all of our revenues from sales of software and services to state and local governments. We expect that sales to state and local governments will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities.

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

We face significant competition from other vendors and potential new entrants into our markets. We face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We also face competition from those jurisdictions who decide to develop and maintain their own software.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2006	April 30, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,832,076	$4,209,831
Accounts receivable, net	5,128,261	7,556,313
Income tax receivable	--	2,182,248
Revenues earned in excess of billings on long-term contracts	5,135,108	6,151,346
Unbilled retainages on long-term contracts	1,435,107	1,105,320
Notes receivable	448,871	450,565
Inventories	70,880	146,800
Deferred tax assets	1,153,651	1,153,651
Other current assets	450,276	485,525

Total current assets	18,654,230	23,441,599

NET PROPERTY AND EQUIPMENT	2,396,631	2,618,588

OTHER ASSETS:
Notes receivable, less current portions	292,441	272,261
Computer software development costs, net of accumulated amortization	2,883,411	2,610,216
Goodwill	12,022,385	12,022,385
Intangible assets, net of accumulated amortization	2,721,849	3,202,935
Other, net	237,765	253,980
Total other assets	18,157,851	18,361,777
Total assets	$39,208,712	$44,421,964

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$440,887	$898,301
Current portion of notes payable	2,200,000	2,700,000
Billings in excess of revenues earned on long-term contracts	1,589,354	3,373,271
Billings for future services	6,048,984	8,369,114
Accrued liabilities	2,947,790	3,419,286
Total current liabilities	13,227,015	18,759,972

DEFERRED INCOME TAXES	284,963	284,963
LONG-TERM PORTION OF NOTES PAYABLE	2,145,638	2,334,228
SHAREHOLDERS' EQUITY:
Common stock	16,822,220	16,538,483
Retained earnings	6,728,876	6,504,318
Total shareholders' equity	23,551,096	23,042,801
Total liabilities and shareholders' equity	$39,208,712	$44,421,964

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
NET REVENUES	$10,668,865	$9,017,210	$21,391,324	$18,390,362

COST OF REVENUES	5,560,384	5,883,804	11,640,587	12,540,041

Gross profit	5,108,481	3,133,406	9,750,737	5,850,321

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,856,887	4,286,874	9,439,064	8,270,626

Income (loss) from operations	251,594	(1,153,468)	311,673	(2,420,305)

OTHER INCOME, NET	26,423	76,907	49,485	152,865

Income (loss) before provision (credit) for income taxes	278,017	(1,076,561)	361,158	(2,267,440)

PROVISION (CREDIT) FOR INCOME TAXES	105,000	(408,440)	136,600	(861,440)

NET INCOME (LOSS)	$173,017	$(668,121)	$224,558	$(1,406,000)

BASIC EARNINGS (LOSS) PER SHARE	$.04	$(.15)	$.05	$(.33)

DILUTED EARNINGS (LOSS) PER SHARE	$.03	$(.15)	$.05	$(.33)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,900,400	4,310,724	4,891,809	4,284,834

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,961,906	4,310,724	4,953,315	4,284,834

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$224,558	$(1,406,000)
Adjustments to reconcile net income (loss) to net cash
and equivalents provided by (used for) operating activities:
Depreciation expense	413,287	407,375
Amortization expense	1,298,372	1,076,304
Deferred stock compensation expense	323,537	216,144
Decrease (increase) in current assets:
Accounts and notes receivables, net	2,409,566	1,743,188
Income tax receivable	2,182,248	(293,793)
Revenues earned in excess of billings and
retainages on long-term contracts	686,451	(1,574,142)
Inventories	75,920	87,479
Other current assets	35,249	210,894
Decrease in current liabilities:
Accounts payable and accrued liabilities	(928,910)	(1,255,947)
Billings in excess of revenues earned on
long-term contracts	(1,783,917)	(698,774)
Billings for future services	(2,320,130)	(1,206,939)
Net cash and equivalents provided by (used for) operating activities	2,616,231	(2,694,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(191,330)	(298,844)
Investments in computer software	(1,090,481)	(858,030)
Other, net	27,625	(20,174)
Net cash and equivalent used for investing activities	(1,254,186)	(1,177,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	90,596	285,802
Repurchases of common stock	(130,396)	(268,490)
Payments on notes payable	(700,000)	(240,000)
Net cash and equivalents used for financing activities	(739,800)	(222,688)

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	622,245	(4,093,947)
Balance at beginning of period	4,209,831	8,444,195
Balance at end of period	$4,832,076	$4,350,248

Cash received from income tax refunds, net of payments	$1,958,681	$38,000
Cash paid for interest associated with seller financed notes	$19,507	$--

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
_________________________

(1)          GENERAL INFORMATION

The condensed consolidated financial statements included in this Form 10-Q have been prepared by Manatron, Inc. ("Manatron" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006, as filed with the Securities and Exchange Commission on July 24, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of October 31, 2006, (b) the results of its operations for the three and six months ended October 31, 2006 and 2005, and (c) the cash flows for the six months ended October 31, 2006 and 2005. The balance sheet as of April 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Revenue Recognition

The Company enters into contracts with customers to license or sell application software; third party software; hardware, forms and supplies; and professional services, such as installation, training, data conversions, post-contract support and maintenance ("PCS") services, consulting and various appraisal services.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

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

Billings for future services, as reflected in the accompanying condensed consolidated balance sheets, includes PCS and other services that have been billed to the customer in advance of performance. It also includes customer deposits on new contracts and other progress billings for software and hardware that have not been completely installed.

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $393,000 and $476,000 at October 31, 2006 and 2005, respectively.

For its real estate appraisal projects, the Company recognizes revenue using the proportional performance method because the Company believes each of its projects result in one ultimate deliverable - the appraised values of all properties defined within a given contract, as well as the fact that many of these projects are implemented over a one- to three-year period and consist of various activities. Under this method of revenue recognition, the Company identifies each activity for the appraisal project with a typical project generally calling for planning, data collection, data verification, data input, project management, abstracts and hearings. The costs for these activities are estimated and the total contract value is then allocated to each activity based on the proportion of the budgeted cost for a given activity divided by the total budgeted cost for a project. Revenue recognition occurs for each activity based upon the proportional performance method, driven primarily by output measures such as parcels or hearings complete. Actual costs are expensed in the period in which they occur.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

Since the timing of billings does not always coincide with revenue recognition, the Company reflects Revenues Earned in Excess of Billings and Retainages, as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period, as reflected in the accompanying condensed consolidated balance sheets.

Due to the appropriation requirements of governmental units, the Company will very seldom have a collection issue due to a shortage or lack of funds, such as bankruptcy. As a result, the Company's past due receivables primarily revolve around issues in which the customer does not feel that the software operates to its expectations. In the majority of these cases there is a gap between what the customer expects and what the Company is obligated to deliver per its contract. Accordingly, reserves against Accounts Receivable and reserves against Revenues Earned in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2% as well as a specific provision for accounts the Company believes will be difficult to collect.

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of October 31, 2006 and 2005, the reserve for returns was not material.

Notes receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes range from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, as the contract terms are fixed and determinable and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. Certain of the Company's contracts with customers include lease terms that meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." However, the Company's leasing activities are not a material part of its business activities and, accordingly, are not broken out separately in the condensed consolidated financial statements.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely than not" to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

The guidance in FIN 48 is required to be applied in fiscal years beginning after December 15, 2006. As such the Company is required to adopt FIN 48 beginning fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

(2)          STOCK-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") using the modified-prospective-transition method. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. As a result of this adoption, the Company incurred approximately $24,600 and $28,600 of compensation expense for the three and six months ended October 31, 2006, respectively.

Effective October 5, 2006, the date on which the Manatron, Inc. 2006 Executive Stock Incentive Plan was approved by the Company's shareholders, the Company issued 430,000 options to various members of its Executive Leadership Team, which will vest over a five-year period and will result in approximately $60,000 of quarterly compensation expense to the Company. The fair value of each option granted, which was $2.78, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Risk Free Interest Rate	4.55%
Expected Life	5 years
Expected Volatility	37.79%
Expected Dividend Yield	0%

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

The following table provides pro forma losses and loss per share had the Company applied the fair value method of SFAS 123(R) for the three and six months ended October 31, 2005:

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net loss as reported	$(668,121)	$(1,406,000)
Compensation expense	(3,339)	(43,437)
Pro forma net loss	$(671,460)	$(1,449,437)

Basic loss per share:
As reported	$(.15)	$(.33)
Pro forma	$(.16)	$(.34)
Diluted loss per share:
As reported	$(.15)	$(.33)
Pro forma	$(.16)	$(.34)

Stock Options
The following activity occurred under the Company's option plans for the six months ended October 31, 2006:

	Stock Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

April 30, 2006	443,200	$5.89	4.87 years	$518,222
Granted	--	--
Exercised	(7,700)	3.36
Forfeited or expired	(7,000)	6.17
July 31, 2006	428,500	$5.93	4.65 years	$384,899
Granted	430,000	6.86
Exercised	(5,000)	3.13
Forfeited or expired	(6,000)	6.81
October 31, 2006	847,500	$6.41	6.72 years	$517,402

Exercisable at October 31, 2006	417,500	$5.95	4.45 years	$500,202

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

The aggregate intrinsic value of options outstanding as of October 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure. The total intrinsic value of options exercised during the three and six months ended October 31, 2006 was $19,000 and $41,000, respectively.

Cash received from option exercises and share issuances under the Stock Purchase Plan was $42,000 and $91,000 for the three and six months ended October 31, 2006, respectively.

Restricted Stock Awards
Activity under the Company's Restricted Stock Plan for the six month period ended October 31, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at May 1, 2006	233,975	$7.74
Granted	17,300	6.75
Vested	(59,975)	(7.57)
Unvested balance at October 31, 2006	191,300	$7.84

Share-Based Compensation Expense
Total share-based compensation expense recognized in the Statement of Operations for the three and six months ended October 31, 2006 was as follows:

	Three Months Ended October31, 2006	Six Months Ended October31, 2006
Stock options	$19,946	$19,946
Restricted stock	172,486	294,966
Employee stock purchase plan	4,679	8,645
Total share-based compensation expense	$197,111	$323,557

The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. When shares are granted, the related expense was previously reflected as deferred compensation in shareholders' equity in the accompanying condensed consolidated balance sheets. However, with the implementation of SFAS 123(R) these amounts, which equated to approximately $1.2 million at October 31, 2006, have been reclassified and are now included within the common stock caption on the balance sheets. The related compensation expense is still being amortized to expense over the applicable vesting periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended October 31,			Six Months Ended October 31,
	2006		2005	2006		2005

Numerators:
Net income (loss)	$173,017		$(668,121)	$224,558		$(1,406,000)

Denominators: Denominator for basic earnings per share, weighted average outstanding common shares (1)	4,900,400		4,310,724	4,891,809		4,284,834

Potential dilutive shares	61,506	(2)	-- (3)	61,506	(2)	-- (3)

Denominator for diluted earnings per share	4,961,906		4,310,724	4,953,315		4,284,834

Earnings (Loss) Per Share:
Basic	$.04		$(.15)	$.05		$(.33)
Diluted	$.03		$(.15)	$.05		$(.33)

(1)	These amounts exclude unvested restricted stock, which amounted to 191,300 shares as of October 31, 2006 and 206,800 shares as of October 31, 2005.
(2)

Options to purchase 677,900 shares of common stock at prices ranging from $6.75 to $8.33 per share that were outstanding for both the three and six months ended October 31, 2006, have been excluded from the computation of diluted earnings per share because the exercise prices are greater than the average market price of the common stock for these periods.

(3)

Due to the loss reported for the period, there are no potential diluted shares included in the calculation. However, had income been reported there would have been an additional 253,677 and 255,674 of potential dilutive shares for the three and six months ended October 31, 2005, respectively.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          ACQUISITIONS

Effective February 1, 2006, the Company acquired all of the outstanding stock of ASIX Inc. ("ASIX"). The purchase price for ASIX was approximately $11 million consisting of $4.2 million in cash, 436,500 shares of Manatron common stock and $3.8 million in promissory notes bearing interest at 5% with $2.2 million, $1.2 million, $200,000 and $200,000 due on February 1, 2007, 2008, 2009 and 2010, respectively. The stock purchase agreement also contains an earn-out provision of up to $1 million if certain revenue thresholds are met in the California market from February 1, 2006 through January 31, 2012, which would be recorded as additional goodwill, if paid.

The excess of the purchase price over the net book value of assets acquired of $8.6 million was allocated to goodwill and intangible assets. Specifically, $1,224,000 was allocated to customer relationships, $683,000 was allocated to purchased technology and $131,000 to trademarks, all of which will be amortized over a five-year period. The remaining $6.6 million has been allocated to goodwill.

Founded in 1991, ASIX designed, developed and marketed Ascend®, a comprehensive client/server-based assessment administration and property tax billing and collection system that is currently installed in 16 counties in Colorado, Illinois, Minnesota, Missouri, Nevada, Oregon and Washington. ASIX also provided professional services including installation, training, project management, data conversions, consulting and on-going support in connection with sales of its property tax software. Finally, ASIX provided requirements definition and requests for proposal development to a number of larger jurisdictions seeking a new property tax system.

ASIX was a sub-contractor to BearingPoint, Inc. to provide technical services and subject matter expertise in connection with a $31 million project to develop a state-of-the-art property tax and assessment system for San Diego County. In connection with this project, ASIX and BearingPoint have entered into an exclusive joint marketing agreement to provide the developed solution to other California counties. Subsequent to the acquisition, the Company has been working with BearingPoint to build on these efforts and aggressively market our software in California.

This acquisition has been accounted for under the purchase method of accounting. The operating results of ASIX have been included in the Company's results of operations from the date of acquisition.

Effective November 1, 2005, the Company acquired substantially all of the assets of the Plexis Group, LLC ("Plexis") and assumed the support and maintenance obligations of its software contracts for approximately $1 million. The cash outlay for this transaction included an initial payment of $600,000 which was paid on November 1, 2005 and two additional payments of

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          ACQUISITIONS (Continued)

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

Formed in 2000 as a subsidiary of Beam, Longest & Neff, LLC, a 50-year-old engineering company, Plexis was an Indiana-based company that had long standing relationships with 20 Indiana counties, 13 of whom were current Computer Assisted Mass Appraisal (CAMA) software clients. Plexis also provided property tax and Geographic Information Systems (GIS) software and related services.

Historical annual revenues from the Plexis client base acquired ranged from $1.5 million to $1.8 million, of which $550,000 was recurring from ongoing software support and map hosting contracts.

This acquisition has been accounted for under the purchase method of accounting. The operating results of Plexis have been included in the Company's results of operations from the date of acquisition.

(5)          RESTRUCTURING CHARGE

In response to the Company's unsatisfactory financial results for fiscal year 2006, effective April 26, 2006, the Company made strategic workforce reductions. As a result, sixty-two positions were eliminated. In connection with the reorganization, the Company incurred charges that were primarily associated with employee severance costs and related fringe benefits of approximately $532,000 before income taxes, all of which was accrued and expensed as of April 30, 2006. Approximately $473,000 of this amount was paid and $39,000 was reversed during the six months ended October 31, 2006. The remaining accrual of $20,000 relates to accrued medical costs and is expected to be paid out over the next twelve months as claims are incurred.

(6)          CONTINGENT LIABILITIES AND GUARANTEES

The Company is periodically a party, both as plaintiff and defendant, to lawsuits and claims arising out of the normal course of business. The Company does not believe that the liabilities resulting from these proceedings, if any, would be material to the Company's financial position or results of operations.

The Company may provide its customers up to a one-year warranty on its internally developed application software; however, warranty expenses are not and have not been significant.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(6)          CONTINGENT LIABILITIES AND GUARANTEES (Continued)

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of October 31, 2006, the Company had approximately $27.8 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to receivable allowances, long-term service contracts, intangible assets, contingencies and litigation. As these are condensed consolidated financial statements, reference should be made to the Company's Form 10-K Annual Report for the year ended April 30, 2006, for expanded information about the Company's critical accounting policies and estimates.

Results of Operations

The Company's business is primarily focused on providing software and services to enable state and local governments in North America to completely, fairly and efficiently assess real and personal property, and to bill and collect the related property taxes from its citizens. The Company's software manages the entire property life cycle, which includes deed recording, mapping (GIS), assessment, tax billing and collection, tax sales and e-government.

The Company's revenues are primarily generated from software license fees, software maintenance fees, professional services and sales of hardware, forms and supplies. Professional services consist of data conversions, installation, training, project management, hardware maintenance, forms processing and printing and appraisal services, which include mass real estate appraisals, revaluations and other appraisal-related consultative work.

For simplicity purposes, many of the numbers described below are rounded; however, the percentage variations are based upon the actual amounts.

Total net revenues of $10.7 million and $21.4 million for the three and six months ended October 31, 2006 increased by $1.7 million or 18.3% and $3.0 million or 16.3%, respectively, in comparison to the $9.0 million and $18.4 million of net revenues that were reported for the three and six months ended October 31, 2005. These increases were primarily due to increases in license fees, recurring support and maintenance and professional services.

Software license fees increased by $521,000 or 42.3% to $1.8 million for the three months ended October 31, 2006 versus the $1.2 million of software license fees that were recognized for the three months ended October 31, 2005. In addition, software license fees increased by $975,000 or 51.3% from $1.9 million to $2.9 million for the six months ended October 31, 2006. These increases were driven by several property tax implementations in the Company's core markets of Florida, Indiana and Ohio during the first six months of fiscal year 2007, as well as the continued execution of the Company's GRM® implementations in Idaho, Minnesota, Nevada, South Carolina, Tennessee and Virginia.

Recurring software maintenance fees increased by $1.0 million or 29.8% to $4.4 million for the three months ended October 31, 2006 and by $2.0 million or 29.4% from $6.8 million to $8.8 million for the six months ended October 31, 2006 over the prior year comparable periods. These increases are due to three factors. First, the acquisitions of Plexis on November 1, 2005 and ASIX on February 1, 2006 contributed $700,000 and $1.4 million for the three and six months ended October 31, 2006, respectively; second, annual price increases on the Company's software maintenance contracts initiated in the prior year are starting to take effect; and third new software maintenance initiated on completed implementations, including Kenai, Alaska; Gwinnett County, Georgia; Payette County, Idaho; DuVal County, Florida; Davidson County, Tennessee and the CAMA portion of the City of Virginia Beach contract.

Professional services revenues increased by $118,000 or 2.9% to $4.2 million for the three months ended October 31, 2006 versus $4.0 million of professional services revenues for the three months ended October 31, 2006. For the six months ended October 31, 2006, these revenues increased by $228,000 or 2.5% from $9.0 million to $9.2 million. These increases were primarily driven by the additional consulting services that the Company acquired as a result of the ASIX acquisition in February of 2006 offset by appraisal service revenue decreases of $580,000 and $418,000 for the three and six months ended October 31, 2006, respectively.

Software license fees and professional services revenues can vary significantly from quarter to quarter or year to year, as they are primarily driven by the Company's backlog, new sales, the timing of the related software implementations and the cyclicality of certain markets. In addition, many of the larger and more complex jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than a year to fully implement and a number of these contracts are accounted for using the percentage of completion method, which results in the license revenues being recognized over the implementation period.

As of October 31, 2006, the Company's backlog was $20.4 million compared to $15.6 million at October 31, 2005. However, the amounts for both periods include $2.8 million contracted with Unisys, related primarily with the second phase of the project with the City of Baltimore, that the Company's believes may not be realized in the future. This increase is primarily due to a higher level of sales in the current fiscal year than in the prior period. Signed contracts for the six months ended October 31, 2006 increased by $6.1 million over those signed during the six months ended October 31, 2005. While some of this increase is due to consulting services that are now being offered as part of the ASIX acquisition, the majority of the increase is due to new name accounts recently signed such as Clay County, Missouri; Clinton County, Pennsylvania; Vigo County, Indiana; four counties in Oregon; Oconee County, South Carolina; and a number of upgrades in the Company's core markets of Florida, Illinois, Indiana and Ohio. These backlog amounts are exclusive of the Company's recurring revenue from software maintenance, hardware maintenance and printing and processing contracts, which is currently approximately $20 million on an annualized basis.

The GRM® suite of software is a feature-rich, fully-integrated enterprise-level solution that has enabled Gwinnett County, Georgia; Kenai, Alaska; and Payette County, Idaho to not only replace their legacy systems, but to realize significant efficiencies and cost savings, provide more and modern services to their constituents and, in most cases, to collect additional tax revenues, which will more than offset the cost of the GRM® system. The rollout of this new, next generation national product has been a key pillar in the Company's growth strategy. It is providing a competitive edge in the market as few, if any other, companies currently has a similar product suite. Historically, the Company had unique tax products for each state that it did business in. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM®.

Despite the increase in revenues, cost of revenues decreased by 5.5% from $5.9 million to $5.6 million for the three months ended October 31, 2006 compared to the three months ended October 31, 2005. Cost of revenues decreased by 7.2% from $12.5 million to $11.6 million for the six months ended October 31, 2006 versus the prior year comparable period.

These decreases were driven by two factors: first, the Company completed a restructuring effective April 26, 2006 (see Note 5 of Notes to the Condensed Consolidated Financial Statements), which has resulted in lower labor costs. Second, outsourced labor has decreased by $204,000 and $435,000 for the three and six months ended October 31, 2006, respectively, primarily because the prior year amounts included significant contracted labor expense related to the City of Baltimore implementation.

As noted in prior filings, the City of Baltimore had delayed its "go live" date several times and most recently made the decision to delay once more until January 2007. This project evolved into a custom build solution versus the Commercial-Off-The-Shelf (COTS) product initially purchased. As a result, the Company has continued its negotiations with Unisys (the prime contractor) to address how the Company will be compensated for out-of-scope work performed since March 1, 2006. The Company released all subcontractors associated with the project and will not resume work until an agreement is in place to compensate the Company for prior work and any additional work to be performed in the future. The Company incurred no internal or external labor expense on this project during the three months ended October 31, 2006, but did incur $352,000 of outsourced labor with no associated revenue during the first quarter ended July 31, 2006.

As a result of the increases in revenues and decreases in cost of sales noted previously, gross margins have increased to 47.9% for the three months ended October 31, 2006 compared to 34.7% for the prior year second quarter and increased from 31.8% to 45.6% for the six months ended October 31, 2006 versus the prior year. The margin improvements are primarily due to the increase in revenues as the majority of the Company's costs of revenue are fixed. In addition, a favorable change in the mix of revenues with more license fees as well as the Company's efforts to reduce costs in connection with the restructuring has led to improvements. The Company believes the current three and six month margins are representative of the margins that will be reported for the balance of fiscal 2007.

Selling, general and administrative expenses increased 13.3% to $4.9 million for the three months ended October 31, 2006 and by 14.1% to $9.4 million for the six months ended October 31, 2006 versus the respective periods in the prior fiscal year. The increases are primarily due to the amortization expense associated with the intangible assets acquired in connection with the acquisitions of VisiCraft, Plexis and ASIX. Intangible asset amortization increased by $128,000 and $256,000 for the three and six months ended October 31, 2006 over the prior year comparable periods. In addition, commission expense has increased by $261,000 and $334,000 for the three and six months ended October 31, 2006 over the prior year comparable periods because of the increase in signed contracts noted previously. The remaining increase in selling, general and administrative expenses is due to the addition of key sales, marketing and development personnel associated with the Plexis and ASIX acquisitions, offset by the decline attributable to the restructuring discussed in Note 5 to the Condensed Consolidated Financial Statements.

As a result of the factors noted above, the Company's operating income increased by $1.4 million to $252,000 for the three months ended October 31, 2006 from an operating loss of $1.2 million for the second quarter in the prior fiscal year. In addition, operating income increased by $2.7 million to $312,000 for the six months ended October 31, 2006 from an operating loss of $2.4 million for the comparable prior year period.

Net other income decreased by $50,000 and $103,000 for the three and six months ended October 31, 2006 to $26,000 and $49,000, respectively. These amounts primarily consist of interest earned on the Company's cash balances and rental income on a portion of the Company's office space offset by interest expense. The decreases from the prior year are due to increased interest expense associated with seller financed notes on the Company's acquisitions that occurred in November 2005 and February 2006.

The Company's provision or credit for income taxes generally fluctuates with the level of pretax income or loss. The effective tax rate was 38% for the three and six month periods ended October 31, 2006 and 2005, which is comprised of 34% for the federal taxes and 4% for various state taxes. The Company anticipates that the effective rate for the balance of fiscal year 2007 will remain at approximately 38%.

The Company reported net income of $173,000 or $0.03 per diluted share for the three months ended October 31, 2006 versus a net loss of $668,000 or $0.15 per diluted share for the second quarter of the prior fiscal year. Net income was $225,000 or $0.05 per diluted share for the six months ended October 31, 2006 versus a net loss of $1.4 million or $0.33 per diluted share for the comparable prior year period.

Diluted weighted average outstanding common shares increased by approximately 651,000 shares for the three months ended October 31, 2006 and by 668,000 shares for the six months ended October 31, 2006 over the prior year comparable periods. These increases were primarily due to the issuance of shares in connection with the acquisition of ASIX effective February 1, 2006, as well as the inclusion of the dilutive impact of stock options issued during the current three and six month periods. These amounts were excluded from the prior year comparable periods due to the losses reported for those periods.

Financial Condition and Liquidity

At October 31, 2006, the Company had working capital of $5.4 million compared to $4.7 million at April 30, 2006. These levels reflect current ratios of 1.41 and 1.25, respectively. The improvement in working capital is directly related to the Company's improved operating results.

Shareholders' equity at October 31, 2006 increased by $508,000 to $23.6 million from the balance reported at April 30, 2006 as a result of $225,000 of net income for the six months ended October 31, 2006 as well as $91,000 of employee stock purchases and a reduction of $324,000 of deferred stock compensation expense. These increases were slightly offset by $53,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting, as well as the repurchase of $77,000 of Company stock under the Company's Stock Repurchase Plan. Book value per share has increased to $4.62 as of October 31, 2006 from $4.53 at April 30, 2006. Book value per share is calculated by dividing total shareholders' equity by total shares outstanding at the end of each respective period.

Net capital expenditures decreased by 36.0% to $191,000 for the six months ended October 31, 2006. This decrease was primarily due to the restructuring that occurred during the Company's fourth quarter of fiscal year 2006, which resulted in the redeployment of fixed assets throughout the organization and reduced the purchasing requirements of computers and related software during the first six months of fiscal 2007. Current and prior year capital expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM® software suite, as well as software products in its core markets of Indiana, Ohio and Florida. Total research and development costs included in expense were $2.0 million for the three months ended October 31, 2006 compared to $2.2 million for the three months ended October 31, 2005. These investments were $3.9 million for the six months ended October 31, 2006 compared to $4.3 million for the six months ended October 31, 2005. These amounts include $409,000 and $425,000 of software amortization expense for the three months ended October 31, 2006 and 2005, respectively, and $817,000 and $852,000 for the six months ended October 31, 2006 and 2005, respectively. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $634,000 of software costs in accordance with FASB Statement No. 86 for the three months ended October 31, 2006 compared to $394,000 for the three months ended October 31, 2005 and $1.1 million for the six months ended October 31, 2006 compared to $858,000 for the six months ended October 31, 2005.

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

On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with the bank dated May 17, 2002. Under the Credit Agreement, Comerica Bank provided the Company with a $6 million revolving line of credit. The Company's borrowing limit was no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous credit agreement. Any principal outstanding under the Credit Agreement would bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement was unsecured and scheduled to terminate on August 1, 2007, the date on which payment of any amounts owing under it were due. The Credit Agreement contained standard events of default and affirmative and negative covenants, which included the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities.

Effective June 29, 2006, the Company amended the Credit Agreement with Comerica Bank. The amendment allows the Company to borrow up to $10 million through April 1, 2007, after which point the amount available shall be reduced to $8 million. In addition, the Company's debt covenants have been revised to account for its financial structure subsequent to the ASIX acquisition. As of October 31, 2006, the Company had no borrowings outstanding under this credit agreement.

The Company anticipates that its line of credit, together with its existing cash of approximately $4.8 million and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The second quarter of fiscal year 2007 was the Company's 21st consecutive quarter with no bank debt. However, the Company has executed several seller financed notes payable in connection with its recent acquisitions with the following maturities outstanding at October 31, 2006:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010

VisiCraft Systems, Inc.	$--	$300,000	$245,638	$--

ASIX Inc.	2,200,000	1,200,000	200,000	200,000

Total	$2,200,000	$1,500,000	$445,638	$200,000

Effective July 31, 2006, the Company paid the remaining $400,000 outstanding under the note payable associated with the Plexis acquisition. The Company did this as this note accrued interest at prime plus 2% and the Company can borrow at prime less 0.5%. The interest rates on the remaining notes associated with the VisiCraft and ASIX acquisitions are favorable to the Company. In addition, the Company paid the fiscal 2007 VisiCraft payment due November 1, 2006, effective October 31, 2006.

During the second quarter of fiscal 2006, the Company received approximately $2 million in state and federal tax refunds generated from the losses the Company reported for fiscal 2006.

On October 5, 2006, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. The Company repurchased 11,198 shares under this program during the six months ended October 31, 2006 at a price of $6.89 per share totaling $77,115. The Company repurchased 20,000 shares under a prior repurchase program, which expired on September 6, 2006, during the second quarter of fiscal 2006 at an average price of $8.31 per share, totaling $166,200.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of October 31, 2006, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2006 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the second quarter of fiscal year 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2006 to August 31, 2006 (1)	5,420	$6.25	--	$1,000,000
September 1, 2006 to September 30, 2006	--		--	$1,000,000
October 1, 2006 to October 31, 2006	11,198	$6.89	--	$ 922,885
Total	16,618	$6.68	--	$ 922,885

1.

These shares are the result of stock repurchases associated with the sale of shares by executive officers to cover the tax implications of restricted stock vestings and are therefore not part of the Company's stock repurchase program discussed previously and do not impact the value of shares that may yet be purchased under the program.

2.	On October 5, 2006, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on October 5, 2006. The purpose of the meeting was to elect directors, the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year, and to approve the Manatron, Inc. 2006 Executive Stock Incentive Plan. The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

Votes Cast

Elected Directors	For	Authority Withheld Against	Broker Non-Votes

Richard J. Holloman	4,185,265	326,160	--
Harry C. Vorys	4,181,765	329,660	--
W. Scott Baker	4,185,265	326,160	--

The following persons also continue to serve as directors: Gene Bledsoe, Randall L. Peat, Paul R. Sylvester and Stephen C. Waterbury.

The stockholders also voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year 2007 and voted to approve the Manatron, Inc. 2006 Executive Stock Incentive Plan:

Votes Cast

	For	Authority Withheld Against	Abstentions	Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year	4,374,908	135,630	887	--

Manatron, Inc. 2006 Executive Stock Incentive Plan	1,807,143	795,846	6,513	1,901,923

Item 6.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: December 13, 2006	By	/s/ Paul R. Sylvester
Paul R. Sylvester Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: December 13, 2006	By	/s/ G. William McKinzie
G. William McKinzie President and Chief Operating Officer

Date: December 13, 2006	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

i