Form 10-Q
period 2007-01-31
MANATRON INC
filed 2007-03-13
CIK 798736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

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

On March 13, 2007, there were 5,084,120 shares of the registrant's common stock, no par value, outstanding.

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

We may experience difficulties in executing our acquisition strategy. Although we believe our future focus will be on internal growth, we will continue to identify and pursue strategic acquisitions and alliances with suitable candidates. Our future success will depend, in part, on our ability to successfully integrate future acquisitions and other strategic alliances into our operations.

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

Our products are complex and we run the risk of errors or defects with new product introductions or enhancements. Although we have not experienced material adverse effects resulting from defects or errors to date, we cannot assure you that material defects and errors will not be found in the future. We maintain errors and omissions and general liability insurance, and we try to structure our contracts to include limitations on liability. However, we cannot assure you that a successful claim based on errors or defects could not be made or would not have a material adverse effect on our business, financial condition, and results of operations.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2007	April 30, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,504,910	$4,209,831
Accounts receivable, net	10,877,516	7,556,313
Income tax receivable	--	2,182,248
Revenues earned in excess of billings on long-term contracts	5,192,455	6,151,346
Unbilled retainages on long-term contracts	939,787	1,105,320
Notes receivable	281,435	450,565
Inventories	99,625	146,800
Deferred tax assets	1,153,651	1,153,651
Other current assets	389,293	485,525

Total current assets	23,438,672	23,441,599

NET PROPERTY AND EQUIPMENT	2,382,758	2,618,588

OTHER ASSETS:
Notes receivable, less current portions	143,091	272,261
Computer software development costs, net of accumulated amortization	3,316,904	2,610,216
Goodwill	12,022,385	12,022,385
Intangible assets, net of accumulated amortization	2,481,306	3,202,935
Other, net	288,465	253,980
Total other assets	18,252,151	18,361,777
Total assets	$44,073,581	$44,421,964

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$651,919	$898,301
Current portion of notes payable	818,760	2,700,000
Billings in excess of revenues earned on long-term contracts	1,287,093	3,373,271
Billings for future services	12,162,832	8,369,114
Accrued liabilities	3,147,845	3,419,286
Total current liabilities	18,068,449	18,759,972

DEFERRED INCOME TAXES	284,963	284,963
LONG-TERM PORTION OF NOTES PAYABLE	1,849,416	2,334,228
SHAREHOLDERS' EQUITY:
Common stock	16,748,215	16,538,483
Retained earnings	7,122,538	6,504,318
Total shareholders' equity	23,870,753	23,042,801
Total liabilities and shareholders' equity	$44,073,581	$44,421,964

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
NET REVENUES	$10,324,099	$8,024,451	$31,715,423	$26,414,813

COST OF REVENUES	4,997,650	5,858,868	16,638,237	18,398,909

Gross profit	5,326,449	2,165,583	15,077,186	8,015,904

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,737,403	4,368,023	14,176,467	12,638,649

Income (loss) from operations	589,046	(2,202,440)	900,719	(4,622,745)

OTHER INCOME, NET	40,616	54,213	90,101	207,078

Income (loss) before provision (credit) for income taxes	629,662	(2,148,227)	990,820	(4,415,667)

PROVISION (CREDIT) FOR INCOME TAXES	236,000	(816,000)	372,600	(1,677,440)

NET INCOME (LOSS)	$393,662	$(1,332,227)	$618,220	$(2,738,227)

BASIC EARNINGS (LOSS) PER SHARE	$.08	$(.31)	$.13	$(.64)

DILUTED EARNINGS (LOSS) PER SHARE	$.08	$(.31)	$.12	$(.64)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,909,756	4,322,363	4,897,821	4,297,453

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,088,126	4,322,363	4,968,896	4,297,453

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$618,220	$(2,738,227)
Adjustments to reconcile net income (loss) to net cash
and equivalents provided by (used for) operating activities:
Depreciation expense	602,887	610,993
Amortization expense	1,628,058	1,737,906
Stock compensation expense	509,728	318,258
Decrease (increase) in current assets:
Accounts and notes receivables, net	(3,022,903)	(3,958,638)
Income tax receivable	2,182,248	(1,091,439)
Revenues earned in excess of billings and
retainages on long-term contracts	1,124,424	383,689
Inventories	47,175	24,149
Other current assets	96,232	303,616
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(517,823)	(524,513)
Billings in excess of revenues earned on
long-term contracts	(2,086,178)	(193,274)
Billings for future services	3,793,718	2,787,766
Net cash and equivalents provided by (used for) operating activities	4,975,786	(1,953,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(367,056)	(412,438)
Investments in computer software	(1,613,117)	(1,208,610)
Other, net	(19,297)	(221,548)
Net cash and equivalents used for investing activities	(1,999,470)	(2,442,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	136,023	333,510
Repurchases of common stock	(436,020)	(268,490)
Payments on notes payable	(2,381,240)	(300,000)
Net cash and equivalents used for financing activities	(2,681,237)	(234,980)

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	295,079	(4,630,742)
Balance at beginning of period	4,209,831	8,444,195
Balance at end of period	$4,504,910	$3,813,453

Cash received from income tax refunds, net of payments	$1,972,691	$80,000
Cash paid for interest associated with seller financed notes	$164,705	$--

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of January 31, 2007, (b) the results of its operations for the three and nine months ended January 31, 2007 and 2006, and (c) the cash flows for the nine months ended January 31, 2007 and 2006. The balance sheet as of April 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $411,000 and $683,000 at January 31, 2007 and 2006, respectively.

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

Due to the appropriation requirements of governmental units, the Company will very seldom have a collection issue due to a shortage or lack of funds, such as bankruptcy. As a result, the Company's past due receivables primarily revolve around issues in which the customer does not feel that the software operates to its expectations. In the majority of these cases there is a gap between what the customer expects and what the Company is obligated to deliver per its contract. Accordingly, reserves against Accounts Receivable and reserves against Revenues Earned in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a provision of 2% as well as a specific provision for accounts the Company believes will not be collected.

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of January 31, 2007 and 2006, the reserve for returns was not material.

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

Changes in Accounting Estimates

Effective May 1, 2006, the Company extended the useful life of its capitalized GRM® software development from three years to five years. Since GRM® is a national product, which will be implemented in many states and all of the clients will be using the same and single thread of code, the Company believes that its useful life is greater than the historic state specific software that did not cross state boundaries. The change has resulted in a reduction of amortization expense and an increase in income before provision of income taxes for the three and nine months ended January 31, 2007 of $350,000, and an increase in net income of $219,000 or $0.04 per diluted share after tax.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely than not" to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied in fiscal years beginning after December 15, 2006. As such the Company is required to adopt FIN 48 effective May 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

(2)          STOCK-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") using the modified-prospective-transition method. Under SFAS 123(R), a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. As a result of this adoption, the Company incurred approximately $64,000 and $93,000 of compensation expense for the three and nine months ended January 31, 2007, respectively.

The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. When shares were granted, the related unrecognized expense was previously reflected as deferred compensation in shareholders' equity in the accompanying condensed consolidated balance sheets. However, with the implementation of SFAS 123(R) these amounts, which totaled approximately $1.1 million at January 31, 2007, were reclassified and are now included within the common stock caption in the accompanying condensed consolidated balance sheets. The related compensation expense is still being amortized to expense over the applicable vesting periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

Effective October 5, 2006, the date on which the Manatron, Inc. 2006 Executive Stock Incentive Plan was approved by the Company's shareholders, the Company issued 430,000 options to various members of its Executive Leadership Team, which will vest over a five-year period for financial reporting purposes and will result in approximately $60,000 of quarterly compensation expense to the Company. The fair value of each option granted, which was $2.78, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Risk Free Interest Rate	4.55%
Expected Life	5 years
Expected Volatility	37.79%
Expected Dividend Yield	0%

Stock Options

The following activity occurred under the Company's option plans for the three and nine months ended January 31, 2007:

	Stock Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

May 1, 2006	443,200	$5.89	4.87 years	$518,222
Granted	--	--
Exercised	(7,700)	3.36
Forfeited or expired	(7,000)	6.17
July 31, 2006	428,500	$5.93	4.65 years	$384,899
Granted	430,000	6.86
Exercised	(5,000)	3.13
Forfeited or expired	(6,000)	6.81
October 31, 2006	847,500	$5.95	6.72 years	$517,402
Granted	--	--
Exercised	(13,500)	1.70
Forfeited or expired	--	--
January 31, 2007	834,000	$6.49	6.57 years	$1,971,471

Exercisable at January 31, 2007	404,000	$6.09	4.32 years	$1,115,771

(1) The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure. The total intrinsic value of options exercised during the three and nine months ended January 31, 2007 was $81,300 and $122,300, respectively.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

Cash received from option exercises and share issuances under the Stock Purchase Plan was $45,000 and $136,000 for the three and nine months ended January 31, 2007, respectively.

The following table provides pro forma net losses and related per share amounts had the Company applied the fair value method of SFAS 123(R) for the three and nine months ended January 31, 2006:

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net loss as reported	$(1,332,227)	$(2,738,227)
Compensation expense	(2,837)	(46,274)
Pro forma net loss	$(1,335,064)	$(2,784,501)

Basic loss per share:
As reported	$(.31)	$(.64)
Pro forma	$(.31)	$(.65)
Diluted loss per share:
As reported	$(.31)	$(.64)
Pro forma	$(.31)	$(.65)

Restricted Stock Awards

Activity under the Company's Restricted Stock Plan for the nine month period ended January 31, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at May 1, 2006	233,975	$7.74
Granted	17,300	6.75
Vested	(62,175)	(7.30)
Unvested balance at January 31, 2007	189,100	$7.74

As of January 31, 2007, there was $1,095,149 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the nine months ended January 31, 2007 was $344,000.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Statement of Operations for the three and nine months ended January 31, 2007 was as follows:

	Three Months Ended January 31, 2007	Nine Months Ended January 31, 2007
Stock options	$59,769	$79,692
Restricted stock	122,480	417,446
Employee stock purchase plan	3,945	12,590
Total share-based compensation expense	$186,194	$509,728

(3)          EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended January 31,			Nine Months Ended January 31,
	2007		2006	2007		2006

Numerators:
Net income (loss)	$393,662		$(1,332,227)	$618,220		$(2,738,227)

Denominators: Denominator for basic earnings per share, weighted average outstanding common shares (1)	4,909,756		4,322,363	4,897,821		4,297,453

Potential dilutive shares	178,370	(2)	-- (3)	71,075	(2)	-- (3)

Denominator for diluted earnings per share	5,088,126		4,322,363	4,968,896		4,297,453

Earnings (Loss) Per Share:
Basic	$.08		$(.31)	$.13		$(.64)
Diluted	$.08		$(.31)	$.12		$(.64)

(1)	These amounts exclude unvested restricted stock, which amounted to 189,100 shares as of January 31, 2007 and 206,575 shares as of January 31, 2006.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS (LOSS) PER SHARE (Continued)

(2)

Options to purchase 70,000 shares of common stock at prices ranging from $8.11 to $8.33 per share that were outstanding for the three months and 102,000 shares at prices ranging from $7.00 to $8.33 for the nine months ended January 31, 2007, have been excluded from the computation of diluted earnings per share because the exercise prices are greater than the average market price of the common stock for these periods.

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

Founded in 1991, ASIX designed, developed and marketed Ascend®, a comprehensive client/server-based assessment administration and property tax billing and collection system that is currently installed in 16 counties in Colorado, Illinois, Minnesota, Missouri, Nevada, Oregon and Washington. ASIX also provided professional services including installation, training, project management, data conversions and on-going support in connection with sales of its property tax software. Finally, ASIX provided requirements definition and requests for proposal development to a number of larger jurisdictions seeking a new property tax system.

ASIX was a sub-contractor to BearingPoint, Inc. to provide technical services and subject matter expertise in connection with a $31 million project to develop a state-of-the-art property tax and assessment system for San Diego County. In connection with this project, ASIX and BearingPoint entered into an exclusive joint marketing agreement to provide the developed solution to other California counties.

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

(5)          RESTRUCTURING CHARGE

In response to the Company's unsatisfactory financial results for fiscal year 2006, effective April 26, 2006, the Company made strategic workforce reductions. As a result, sixty-two positions were eliminated. In connection with the reorganization, the Company recorded charges that were primarily associated with employee severance costs and related fringe benefits of approximately $532,000 before income taxes, all of which was accrued and expensed as of April 30, 2006. Approximately $512,000 of this amount has been paid during the nine months ended January 31, 2007. The remaining accrual of $20,000 relates to accrued medical costs and is expected to be paid out over the next nine months as claims are incurred.

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of January 31, 2007, the Company had approximately $34.0 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

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

The Company's revenues are primarily generated from software license fees, software maintenance fees, professional services and sales of hardware, forms and supplies. Professional services consist of data conversions, installation, training, project management, hardware maintenance, forms processing and printing, consulting and appraisal services.

For simplicity purposes, many of the numbers described below are rounded; however, the percentage variations are based upon the actual amounts.

Total net revenues of $10.3 million and $31.7 million for the three and nine months ended January 31, 2007 increased by $2.3 million or 28.7% and $5.3 million or 20.1%, respectively, in comparison to the $8.0 million and $26.4 million of net revenues that were reported for the three and nine months ended January 31, 2006. These increases were primarily due to increases in the Company's license fees, recurring software maintenance and professional services revenues.

Software license fees increased by $846,000 to $1.3 million for the three months ended January 31, 2007 versus the $466,000 of software license fees that were recognized for the three months ended January 31, 2006. In addition, software license fees increased by $1.8 million or 82.5% from $2.2 million to $4.0 million for the nine months ended January 31, 2007. These increases were driven by several property tax implementations in the Company's core markets of Florida, Indiana and Ohio during the first nine months of fiscal year 2007, as well as the continued execution of the Company's GRM® implementations in Minnesota, Nevada, South Carolina, Tennessee and Virginia.

Recurring software maintenance fees increased by $1.0 million or 26.3% to $4.6 million for the three months ended January 31, 2007 and by $2.9 million or 28.3% from $10.4 million to $13.3 million for the nine months ended January 31, 2007 over the prior year comparable periods. These increases are due to three factors. First, the acquisitions of Plexis on November 1, 2005 and ASIX on February 1, 2006 contributed $600,000 and $2.0 million of new maintenance revenues for the three and nine months ended January 31, 2007, respectively. Second, annual price increases on the Company's software maintenance contracts initiated in the prior year are starting to take effect. Finally, new software maintenance has been initiated on completed implementations, including Kenai, Alaska; Gwinnett County, Georgia; Payette County, Idaho; DuVal County, Florida; Davidson County, Tennessee and the CAMA portion of the City of Virginia Beach contract.

Professional services revenues increased by $392,000 or 11.4% to $3.8 million for the three months ended January 31, 2007 versus $3.4 million of professional services revenues for the third quarter in the prior fiscal year. For the nine months ended January 31, 2007, these revenues increased by $621,000 or 5.0% from $12.4 million to $13.0 million. These increases were primarily driven by the additional consulting services that the Company acquired as a result of the ASIX acquisition in February of 2006 offset by appraisal service revenue decreases of $558,000 and $976,000 for the three and nine months ended January 31, 2007, respectively.

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

As of January 31, 2007, the Company's backlog was $18.3 million compared to $16.1 million at January 31, 2006. However, the amounts for both periods include $2.8 million related primarily with the second phase of the project with the City of Baltimore that the Company believes may not be realized in the future. This increase is primarily due to a higher level of sales in the current fiscal year than in the prior period. Signed contracts for the nine months ended January 31, 2007 totaled $13.3 million versus $13.0 million for the nine months ended January 31, 2006. The majority of the increase is due to new name accounts recently signed such as Clay County, Missouri; Clinton County, Pennsylvania; Vigo County, Indiana; four counties in Oregon and a number of upgrades in the Company's core markets of Florida, Indiana and Ohio. These backlog amounts are exclusive of the Company's recurring revenue from software maintenance, hardware maintenance and printing and processing contracts, which is currently approximately $22 million on an annualized basis.

The GRM® suite of software is a web-based, feature-rich, fully-integrated enterprise-level solution that has enabled Gwinnett County, Georgia; Kenai, Alaska; and several counties in Idaho to not only replace their legacy systems, but to realize significant efficiencies and cost savings, provide more and modern services to their constituents and, in most cases, to collect additional tax revenues, which will help to offset the cost of the GRM® system. The rollout of this new, next generation national product has been a key pillar in the Company's growth strategy. It is providing a competitive edge in the market as few, if any, other companies currently have a similar product suite. Historically, the Company had unique tax products for each state that it did business in. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM®.

Despite the $2.3 million increase in revenues, cost of revenues decreased by $861,000 or 14.7% from $5.9 million to $5.0 million for the three months ended January 31, 2007 compared to the three months ended January 31, 2006. Cost of revenues also decreased by $1.8 million or 9.6% from $18.4 million to $16.6 million for the nine months ended January 31, 2007 even though revenues were $5.3 million greater than the revenues posted for the prior year comparable period.

These decreases in cost of revenues were driven by three factors: First, the Company completed a restructuring effective April 26, 2006 (see Note 5 of Notes to the Condensed Consolidated Financial Statements), which has resulted in lower labor costs. Second, outsourced labor has decreased by $280,000 and $715,000 for the three and nine months ended January 31, 2007, respectively, versus the prior year comparable periods, primarily because the prior year amounts included significant contracted labor expense related to the City of Baltimore implementation.

As noted in prior filings, the City of Baltimore had delayed its "go live" date several times and in June of 2006 made the decision to delay once more until January 2007. This project evolved into a custom build solution versus the Commercial-Off-The-Shelf (COTS) product initially purchased. As a result, the Company has continued its negotiations with Unisys (the prime contractor) to address how the Company will be compensated for out-of-scope work performed since March 1, 2006. The Company released all subcontractors associated with the project and will not resume work until an agreement is in place to compensate the Company for prior work and any additional work to be performed in the future. The Company incurred no internal or external labor expense on this project during the second or third quarter of the current fiscal year, but did incur $352,000 of outsourced labor with no associated revenue during the first quarter ended July 31, 2006.

Third, effective May 1, 2006 the Company extended the useful life of its capitalized GRM® software development from three years to five years. Since GRM® is a national product, which will be implemented in many states and all of the clients will be using the same and single thread of code, the Company believes that its useful life is greater than the historic state-specific software that did not cross state boundaries. This change in accounting estimate has resulted in a reduction of software amortization expense during the current fiscal year of $350,000, which is one of the components of the Company's cost of revenues.

As a result of the increases in revenues and decreases in cost of sales noted previously, gross margins have increased to 51.6% for the three months ended January 31, 2007 compared to 27.0% for the prior year third quarter. For the nine months ended January 31, 2007, gross margins have increased to 47.5% from 30.3%, versus the prior year. The margin improvements are primarily due to the increase in revenues as the majority of the Company's costs of revenue are fixed. In addition, a favorable change in the mix of revenues has resulted in gross margin improvements. The Company typically generates higher gross margins on software license fees than service revenues and software license fees are up substantially for both the three and nine month periods versus the prior year. Finally, the Company's efforts to reduce costs in connection with it restructuring last April has also led to margin improvement.

Selling, general and administrative expenses increased 8.5% to $4.7 million for the three months ended January 31, 2007 and by 12.2% to $14.2 million for the nine months ended January 31, 2007 versus the respective periods in the prior fiscal year. However, for the third quarter, selling, general and administrative expenses are relatively flat or slightly lower than those incurred for the first and second quarters of the current fiscal year. The increases over the prior year comparable periods are primarily due to three factors. First, the amortization expense associated with the intangible assets acquired in connection with the acquisitions of VisiCraft, Plexis and ASIX. Intangible asset amortization increased by $5,000 and $261,000 for the three and nine months ended January 31, 2007 over the prior year comparable periods. Second, commission expense has increased by $18,000 and $352,000 for the three and nine months ended January 31, 2007 over the prior year comparable periods because of the increase in signed contracts noted previously. The remaining increase in selling, general and administrative expenses is due to the addition of key sales, marketing and development personnel associated with the Plexis and ASIX acquisitions, offset by the decline attributable to the restructuring discussed in Note 5 to the Condensed Consolidated Financial Statements.

As a result of the factors noted above, the Company's operating income increased by $2.8 million to $589,000 for the three months ended January 31, 2007 from an operating loss of $2.2 million for the third quarter in the prior fiscal year. In addition, operating income increased by $5.5 million to $901,000 for the nine months ended January 31, 2007 from an operating loss of $4.6 million for the comparable prior year period.

Net other income decreased by $14,000 and $117,000 for the three and nine months ended January 31, 2007 to $41,000 and $90,000, respectively. These amounts primarily consist of interest earned on the Company's cash balances and rental income on a portion of the Company's office space offset by interest expense. The decreases from the prior year are due to increased interest expense associated with seller financed notes on the Company's acquisitions that occurred in November 2005 and February 2006.

The Company's provision or credit for income taxes generally fluctuates with the level of pretax income or loss. The effective tax rate was approximately 38% for the three and nine month periods ended January 31, 2007 and 2006, which is comprised of 34% for federal taxes and 4% for various state taxes. The Company anticipates that the effective rate for the balance of fiscal year 2007 will remain at approximately 38%.

The Company reported net income of $394,000 or $0.08 per diluted share for the three months ended January 31, 2007 versus a net loss of $1.3 million or $0.31 per diluted share for the third quarter of the prior fiscal year. Net income was $618,000 or $0.12 per diluted share for the nine months ended January 31, 2007 versus a net loss of $2.7 million or $0.64 per diluted share for the comparable prior year period. Net income for the three and nine months ended January 31, 2007 was positively impacted by $219,000 or $0.04 per diluted share due to the change in the estimated useful life of the Company's GRM® software, as noted previously, from three to five years.

Diluted weighted average outstanding common shares increased by approximately 766,000 shares for the three months ended January 31, 2007 and by 671,000 shares for the nine months ended January 31, 2007 over the prior year comparable periods. These increases were primarily due to the issuance of 436,500 shares in connection with the acquisition of ASIX effective February 1, 2006, as well as the inclusion of the dilutive impact of stock options issued during the current three and nine month periods. These amounts were excluded from the prior year comparable periods due to the losses reported for those periods.

Financial Condition and Liquidity

At January 31, 2007, the Company had working capital of $5.4 million compared to $4.7 million at April 30, 2006. These levels reflect current ratios of 1.30 and 1.25, respectively. The improvement in working capital is directly related to the Company's improved operating results.

Shareholders' equity at January 31, 2007 increased by $828,000 to $23.9 million from the balance reported at April 30, 2006 as a result of $618,000 of net income for the nine months ended January 31, 2007 as well as $136,000 of employee stock purchases and recognition of $510,000 of stock compensation expense. These increases were slightly offset by $53,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting, as well as the repurchase of $383,000 of Company stock under the Company's Stock Repurchase Plan. Book value per share has increased to $4.69 as of January 31, 2007 from $4.53 at April 30, 2006. Book value per share is calculated by dividing total shareholders' equity by total shares outstanding at the end of each respective period.

Net capital expenditures decreased by 11.0% to $367,000 for the nine months ended January 31, 2007. This decrease was primarily due to the restructuring that occurred during the Company's fourth quarter of fiscal year 2006, which resulted in the redeployment of fixed assets throughout the organization and reduced the purchasing requirements of computers and related software during the first six months of fiscal 2007. Current and prior year capital expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM® software suite, as well as software products in its core markets of Indiana, Ohio and Florida. Total research and development costs included in expense were $2.1 million for the three months ended January 31, 2007 compared to $2.3 million for the three months ended January 31, 2006. These investments were $6.0 million for the nine months ended January 31, 2007 compared to $6.5 million for the nine months ended January 31, 2006. These amounts include $89,000 and $426,000 of software amortization expense for the three months ended January 31, 2007 and 2006, respectively, and $906,000 and $1.3 million for the nine months ended January 31, 2007 and 2006, respectively. As noted previously, the Company's results for the three months ended January 31, 2007 have been positively impacted by $350,000 before tax and $219,000 or $0.04 per diluted share after tax due to the change in estimated life of its GRM® software suite from three years to five years. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $523,000 of software costs in accordance with FASB Statement No. 86 for the three months ended January 31, 2007 compared to $351,000 for the three months ended January 31, 2006 and $1.6 million for the nine months ended January 31, 2007 compared to $1.2 million for the nine months ended January 31, 2006.

The Company has applied for patents on its iFramework tool, which provides a shared technical platform for all Manatron software in the suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM® system is currently live in Gwinnett County, Georgia; Payette County, Idaho and Kenai, Alaska and in process of implementation in the States of Minnesota, Nevada, South Carolina, Tennessee and Virginia. The iFramework toolset will allow the software to be more easily modified to include additional states as the Company enters new markets.

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

Effective June 29, 2006, the Company amended the Credit Agreement with Comerica Bank. The amendment allows the Company to borrow up to $10 million through April 1, 2007, after which point the amount available shall be reduced to $8 million. In addition, the Company's debt covenants have been revised to account for its financial structure subsequent to the ASIX acquisition. As of January 31, 2007, the Company had no borrowings outstanding under this credit agreement.

The Company anticipates that its line of credit, together with its existing cash of approximately $4.5 million and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The third quarter of fiscal year 2007 was the Company's 22nd consecutive quarter with no bank debt. However, the Company has executed several seller financed notes payable in connection with its recent acquisitions with the following maturities outstanding at January 31, 2007:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010

VisiCraft Systems, Inc.	$--	$300,000	$245,638	$--

ASIX Inc.	518,760	1,200,000	200,000	200,000

Total	$518,760	$1,500,000	$445,638	$200,000

Effective July 31, 2006, the Company paid the remaining $400,000 outstanding under the note payable associated with the Plexis acquisition. The Company did this because the note accrued interest at prime plus 2% and the Company can borrow at prime less 0.5%. The interest rates on the remaining notes associated with the VisiCraft and ASIX acquisitions are favorable to the Company. In addition, the Company paid the fiscal 2007 VisiCraft payment due November 1, 2006, effective October 31, 2006 and $1,681,240 of the ASIX payment due February 1, 2007, effective January 31, 2007.

During the second quarter of fiscal 2006, the Company received approximately $2 million in state and federal tax refunds generated from the losses the Company reported for fiscal 2006.

On October 5, 2006, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. The Company repurchased 46,299 shares under this program during the nine months ended January 31, 2007 at an average price of $8.27 per share totaling $382,739. The Company repurchased 20,000 shares under a prior repurchase program, which expired on September 6, 2006, during the second quarter of fiscal 2006 at an average price of $8.31 per share, totaling $166,200.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of January 31, 2007, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2007 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the third quarter of fiscal year 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2006 to November 31, 2006	--	--	--	$1,000,000
December 1, 2006 to December 31, 2006	7,500	$8.62	--	$935,375
January 1, 2007 to January 31, 2007	27,601	$8.73	--	$694,376
Total	35,101	$8.71	--	$694,376

1.	On October 5, 2006, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: March 13, 2007	By	/s/ Paul R. Sylvester
Paul R. Sylvester Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: March 13, 2007	By	/s/ G. William McKinzie
G. William McKinzie President and Chief Operating Officer

Date: March 13, 2007	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

-i-