Form 10-K
period 2007-04-30
MANATRON INC
filed 2007-07-18
CIK 798736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to ______________

Commission File Number:  0-15264

MANATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-1983228 (I.R.S. Employer Identification No.)

510 East Milham Avenue Portage, Michigan (Address of Principal Executive Offices)	49002 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (269) 567-2900
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

The aggregate market value of the registrant's common equity held by non-affiliates based on the last sale price of such common equity on October 31, 2006, the last business day of the registrant's most recently completed second fiscal quarter: $25,760,812.

Number of shares outstanding of the registrant's Common Stock, no par value (excluding treasury stock) as of July 13, 2007: 5,100,009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual meeting of shareholders to be held Thursday, October 11, 2007, are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements about the plans, strategies, objectives, goals or expectations of the Company. These forward-looking statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the computer software and service business, worldwide economics and the Company itself. These forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve important known and unknown risks, uncertainties, assumptions and other factors that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Some of these statements can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "forecast," "is likely," "plan," "intend," "predict," "potential," "future," "may," "should," "will" and similar expressions or words. The Company's future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from what may be discussed in forward-looking statements, including those risk factors set forth in Item 1A of this Form 10-K, which are incorporated herein by reference.

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

General

          Manatron, Inc. ("Manatron" or "the Company") is the nation's leading provider of property tax systems and services for state and local government. Manatron believes its software contains the latest in technology advancements and reflects the Company's 36 plus year heritage and experience in developing and supporting property tax software systems for this niche. Manatron's software and services enable state and local governments to maintain and update real and personal property values, create assessment and tax rolls, produce property tax bills, collect property tax payments, manage delinquent accounts, administer tax sales of property, provide Internet access to property information and conduct certain transactions such as the payment of property taxes over the Internet.

          Manatron is a Michigan corporation and was founded in 1969 as a partnership. The Company was incorporated in Michigan in 1972 and went public in September of 1986. Manatron initially provided in-house data processing services for local governmental units located in Michigan, Illinois and Indiana. The Company's business was later extended into other states through a series of acquisitions and expanded to provide advanced proprietary microcomputer-based "turn-key" data processing systems for counties, cities and townships. These "turn-key" data processing systems included computer hardware produced by leading manufacturers at that time, such as Digital Equipment Corporation, IBM and Unisys. These "turn-key" systems also included proprietary software developed or purchased by the Company and all of the related implementation and ongoing maintenance and support services.

          In the past, the Company's software addressed many of the back office needs of various local government officials such as the Assessor, Auditor, Clerk, Equalization Director, Recorder, Register of Deeds, Tax Collector and Treasurer. The Company offered a wide range of software products, such as accounting, budgeting, dog tags, fixed assets, payroll, utility billing, tax billing and collection, residential and commercial property assessment, personal property, child support, court management, court accounting, voter registration, land information, indexing and recording.

          Beginning in 2002, the Company undertook a thorough review of its corporate vision, strategy and direction. In connection with that effort, the Company concluded that it needed to chart a new course for the future since computer hardware had become a commodity item with thin profit margins, the market for mass appraisal services did not present a lot of growth opportunities, and all of its software needed to be significantly updated and perhaps even rewritten due to technology advancements. Manatron also had aspirations of becoming a national company and felt that in order to be successful it needed to develop software that could be used in multiple states. Historically, many of the Company's software products were state specific, which resulted in duplicate sales, marketing, development and support efforts and costs in the Midwest and Southeast, the two major market areas at that time.

          During this review, the Company noted that the market for new property tax and assessment systems appeared to present significant growth opportunities because among other things, the majority of state and local governments across the United States were using 20 year old technology, most of the competition had yet to invest in the latest technology, and property tax revenue was becoming the fiscal life line for county governments due to budget cutbacks and restraints. Since Manatron had a significant amount of property tax core competency and subject matter expertise in house and a large base of clients using its legacy property tax systems, the Company felt it could become the leader in this space with appropriate focus and investment. As a result, the Company began to focus exclusively on the property tax market and started to make significant investments in its property tax software, including its new suite of software called Government Revenue Management® (GRM®) which is described later in this report. In connection with this new focus, the Company also sold its non-core financial and judicial product lines in 2003 and 2004, respectively.

          Today, the Company's business is primarily focused on providing software and services to enable state and local governments in North America to completely, fairly and efficiently assess real and personal property, and to bill and collect the related property taxes in their jurisdiction. The Company's software solutions essentially enable state and local governments to more effectively serve their constituents by expediting the delivery of service through technology; ensuring security, accuracy and completeness of governmental documents and information; and increasing efficiency by reducing operational and administrative costs. The Company's strategy is to provide high quality, value-added software and services to its client base by leveraging a core technology framework across multiple product development efforts and state lines. This will allow the Company to maximize economies of scale and further leverage its costs across the business.

          Manatron has over 1,300 client relationships in 30 states and two Canadian territories. The Company has made significant investments in marketing during the past three years and now enjoys a strong national brand recognition. The Company has long standing relationships with the majority of its clients and has a very high customer retention rate. In the last three years, the Company has added a number of significant new clients and opened new markets in Alaska, California, Colorado, Georgia, Idaho, Kansas, Minnesota, Nevada, South Carolina, Tennessee, Virginia and Washington. The Company intends to expand its customer base both within the current markets it is operating in, as well as new markets that can be entered profitably. The Company also plans to sell additional products and services to its current large client base and, more importantly, to preserve and grow its recurring revenue, which currently stands at approximately $21.7 million annually.

          Manatron has approximately 334 employees with over 3,000 years of subject matter expertise in the property tax market. The Company's strategy is to attract and retain high qualified employees and continue to increase its already leading industry property tax subject matter expertise. The Company also plans to continue to pursue selective strategic acquisitions as part of its growth strategy. When reviewing acquisition opportunities, the Company considers, among other things, the quality of the employees, the products and services which might complement its offerings, recurring revenue, opportunities for customer growth and market expansion, and whether the acquisition will be immediately accretive.

          The Company's revenues are primarily generated from software license fees, professional services and sales of hardware, forms and supplies. Professional services consist of software maintenance, data conversions, installation, training, project management, hardware maintenance, forms processing and printing, consulting and appraisal services.

          For financial information regarding the Company, see the financial statements of the Company and the notes thereto, which are attached as Appendix A to this Form 10-K.

Products

Historical Perspective

          The Company's current software product portfolio consists of over 50 distinct products that are used by auditors, assessors, treasurers, recorders, clerks and other elected officials in state and local government markets. This software portfolio, which had grown to nearly 250 products as a result of several acquisitions during the last 15 years, has been significantly reduced as a result of the Company's recent strategic decision to focus its efforts and direction on those software products and services that are primarily related to property taxation and assessment. The Company anticipates that this number will continue to reduce as it continues to rationalize its product offering.

          The Company had built its product portfolio using several different programming tools, including COBOL, BASIC, Clipper, FoxPro, Uniface and Admins. This variety of tools was a result of technology improvements over time, as well as differing decisions made by the various businesses that were acquired by the Company. These products utilize several different operating system platforms, including VMS, OS/400, MS-DOS and Microsoft Windows. Supporting this quantity of software products and variety of platforms is complex. As a result, the Company has focused its new product development activities on building a comprehensive suite of full life-cycle property applications known as the Government Revenue Management® (GRM®) suite. With this new suite of products, the Company seeks to provide state and local governments with advanced technology and usability features allowing them to more efficiently serve their taxpayers and other constituents.

Technology

          The Company has made a number of strategic platform decisions to ensure that its next-generation products are built using common technologies and to leverage the technical expertise from the internal and external resources it utilizes. While the product life-cycles vary from jurisdiction to jurisdiction, the Company has historically found that the life of products for state and local government ranges from 10 to 20 years.

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

          With respect to operating environments, the Company's new software products are built to run on Microsoft operating system platforms, specifically the .NET Framework. Microsoft is the most common platform currently being used in the state and local government market. While the Company will support additional operating systems, such as IBM AIX, Linux and Sun Solaris for the relational database engine, the user interface and business rules components are being built for Microsoft Windows Server platform, the .NET Framework and Internet Information Server (web) platforms.

          The Company's product development teams use a limited set of programming tools when building new products. In particular, Microsoft Visual Studio (C# and Visual C++) is the primary programming tool. The Company's analysts document certain designs in models and XML structures. Reporting is developed using an industry-leading reporting toolset, Crystal Reports from Crystal Decisions, along with the use of Microsoft Office technology. All web-based applications are being built on this same platform. The Company anticipates that integrated Geographic Information Systems (GIS) technology, representing a spatial view of the GRM® data, will be demanded more in the market as state and local governments continue to upgrade their legacy systems. As such, the Company is integrating GIS technologies from industry-leading providers, such as ESRI, with its own products to provide those features.

iFramework

          The Company's technology framework initiative, iFramework, provides a shared technical platform for all products in the GRM® suite. iFramework is built on Microsoft's .NET Framework v2.0 and provides a robust, long-term operating platform for all of the Company's products. In practice, it is a pseudo-4GL targeted to provide a common infrastructure, look and feel, and to increase the productivity of its product development teams. In the future, the Company may choose to market the iFramework SDK (software development kit) to specific clients to allow them to extend or customize their implementation of the Company's applications. This decision will be based on market demand and associated costs of doing so.

          This standard tool set along with technical productivity gains provided by the iFramework allows the Company's development teams to focus on solving business problems rather than constantly learning new programming skills. It also enables them to build and leverage re-usable components. The result of this strategy is a suite of products that are interoperable with other systems (such as desktop productivity applications, partner applications, state-sponsored systems, separate and disconnected systems via XML-based web services, and custom-written applications), a set of products that integrate tightly with the customers' operating environment, and a development force that is more productive and quickly able to bring new product features and extensions to market. In addition, the Internet-centric design of iFramework also enables the Company to offer a "software as service" model utilizing a completely hosted application service provider (ASP) solution; although, it remains unclear whether state and local governments will accept a hosted model for their mission-critical applications. The Company has applied for patents on select features of its GRM® technology.

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

Manatron GRM® Products

          As pressure mounts on state and local government to improve services and reduce costs, previously isolated departments are faced with doing more with less. By integrating Recording, Tax Billing and Collection, Assessment and GIS, Manatron's GRM® suite of software allows the various departments to work together to achieve efficiencies and improve service. As a result, the Company has been re-engineering its entire property suite of software into an Enterprise Resource Planning (ERP) type application suite for state and local government. Manatron's GRM® software encompasses the Administration, Taxation, Assessment or Valuation, Recording and Mapping (GIS) of real and personal property. Clients can use the entire suite or opt to purchase only specific modules to integrate with their existing systems. Consistent with the technology process described previously, Manatron's GRM® software uses iFramework, component-based development and object-oriented analysis, design and programming. Manatron's GRM® software is designed from the ground up to be an integrated property management application. Its architecture is based on the Microsoft operating system and platform, and is designed with inherent interoperability with other Microsoft Windows-based applications, such as Microsoft Office. Manatron's GRM® software products are designed with database independence and have an n-tier architecture giving them broad scalability options and inherent Internet interoperability.

Taxation

          Manatron Tax is a comprehensive property tax software system, which maintains, bills, collects, distributes and tracks real and personal properties and their associated taxes as well as other revenue sources for state and local government. Manatron Tax maintains multiple tax years, provides extensive security, and automates settlements, balances and roll-overs. Manatron Tax also manages real, personal, mobile homes, mineral, motor vehicle and special assessments. It includes "On-line" and "What's This?" help, and provides easy-to-use "Wizards" and workflow to guide the user through multi-step or infrequently used processes. Manatron Tax provides user-defined tax units and rate tables, tracks property splits, combinations and transfers, and allows comprehensive searches and inquiries. It also automates delinquencies, tax sales, interest and penalty calculations, and incorporates a built-in report writer. The Company continues to grow market share and enter new markets with Manatron Tax. The latest version of Manatron Tax is built on Manatron iFramework and is 100% browser-based. Manatron GRM® Tax v8 is the consolidating product that has enabled the Company to have a single, leveraged code base for all of its tax/revenue clients, through time.

          In addition, as a part of the Company's acquisition of ASIX Inc. ("ASIX"), it added the Ascend™ Tax system to its product portfolio. Ascend™ Tax is a full featured, Windows-based tax billing and collection system with robust GAAP-compliant accounting features built in. Ascend™ Tax is live in seven states and the Company continues to invest in the product to ensure it remains competitive in the markets for which it is targeted.

Appraisal or Valuation

          Manatron CAMA is a comprehensive appraisal software product within the GRM® suite. It features a highly productive, integrated sketch package and an extremely accurate valuation engine for calculating property values. It is the most widely deployed and, nationally recognized CAMA software product available today.

          With its powerful ProVal® valuation engine, Manatron CAMA offers all the traditional approaches to value, including the cost, market and income approaches, while conforming to strict national and international standards. It encapsulates advanced CAMA technology, provides integrated Assessment Administration, Mapping (GIS), and supports real and personal property valuation. It also features hearing scheduling and certified roll processing and maintenance, while adhering to the CAMA business rules that have been developed and refined over the last 30 years.

          In addition to Manatron CAMA, through a partnership with DoxTek, Manatron provides a document imaging solution specifically for Indiana Assessors called Manatron iDox™.

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

Manatron eGovernment™

          The Company's eGovernment™ products and services facilitate access to public information or provide e-commerce on the Internet. Taxpayers, industry professionals and others with Internet access can now review current, formatted information relevant to their needs without leaving their home or office, 24 hours a day, seven days a week. Manatron eGovernment™ products are web-based applications written using Microsoft's Internet technologies and a SQL Server database, which makes these products fast and full-featured. From custom themes and table-driven field labels to multi-language support, Manatron eGovernment™ clients can also customize their sites to their needs.

          The key modules are:

     PropertyMax™ - Provides access to property information
     RecordMax™ - Provides access to deeds, vital records and other information that is recorded
     CollectMax™ - Provides a collection system for online payment of property taxes and other fees
     VoiceMax™ - Allows access to public information and services from a phone

          The Company hosts its eGovernment™ applications for its customers in a secure, scalable web farm with full redundancy. The web farm includes audited/monitored Internet security, physical access security, triple redundant power backup and access to the Internet via three different backbone providers for quick uptime and security.

          The Company distinguishes its eGovernment™ product line from many dot.com competitors by linking these products to its "back-office" software applications running in the various jurisdictions. This "end-to-end" solution minimizes errors and results in more accurate, up-to-date information via the Internet, bringing both the governmental units and the public or commercial consumer of the information closer together. This improved information access for the public and commercial users also frees the governmental units from their traditional roles of helping users gather information, which allows governmental officials to focus on improving the efficiency and effectiveness of other services.

Sale of Product Line

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

Acquisitions

ASIX Inc.

          Effective February 1, 2006, the Company acquired ASIX Inc. Founded in 1991, ASIX designed, developed and marketed Ascend™, a comprehensive client/server-based assessment administration and property tax billing and collection system that was installed in 16 counties in Colorado, Illinois, Minnesota, Missouri, Nevada, Oregon and Washington. ASIX also provided professional services including installation, training, project management, data conversions and on-going maintenance and support in connection with sales of its property tax software.

Plexis Group, LLC

          Effective November 1, 2005, the Company acquired substantially all of the assets of the Plexis Group, LLC ("Plexis") and assumed the support and maintenance obligations of its software contracts. Formed in 2000 as a subsidiary of Beam, Longest & Neff, LLC, a 50-year-old engineering company, Plexis was an Indiana-based company that had long standing relationships with several Indiana counties. Plexis also provided property tax and GIS software and related services.

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

          The Company typically maintains an office in each region or state where it has a significant nucleus of customers, so it can more effectively respond to their needs. Each regional office includes customer service personnel who are able to assist with the installation of the Company's "turn-key" systems and provide technical support on site before and after the installation. The Company also has a number of customer service employees who work out of home offices. In addition, Company personnel respond on a daily basis to customer telephone inquiries regarding the use of Manatron systems.

          Many of the software packages described above can be used in conjunction with software enhancement options, such as the use of a laser pen to decipher bar coding for efficient storage and retrieval of information. In addition, laser printing and CD-ROM storage services are provided by the Company and through alliances with other companies. Laser printing and CD-ROM services reduce the amount of paper needed to store documents and, accordingly, save storage space. Laser printing produces copies that look like originals because data is printed electronically from magnetic computer tape onto paper, which results in improved print quality, and offers the option of multiple fonts and graphics. Through the use of laser printing and CD-ROM storage, Manatron's customers are able to keep historical data in a user's department, which permits retrieval and printing.

          Manatron also provides mass revaluation appraisal services to local governments. A typical mass appraisal engagement is performed under a fixed-price contract over an 18- to 24-month time frame. Using the technology of its appraisal software products, Manatron has developed a flexible, innovative methodology for appraisal delivery, which enables it to service jurisdictions of any size and accommodate the specific requirements of an individual client. Through physical inspection, data collection, computer analysis and sound judgment of professional appraisers, Manatron calculates an assessed valuation of each parcel of property in a jurisdiction. Manatron supports these values on behalf of the jurisdiction through the hearings process and finalizes the tax rolls to enable the jurisdiction to create tax bills.

          Manatron, through its acquisition of Plexis, offers emergency 911 address mapping services to its customer base. With the increased awareness of homeland security and availability of wireless funds in support of E911 projects, the Company views it as a growing service with which it has a rich heritage of success and experience.

Marketing

          The Company has been aggressively focusing its marketing efforts on positioning a single, consolidated brand image of its name, Manatron. This includes media advertising in select industry-specific publications, targeted direct mail, sales generation programs and participation in tradeshows and conferences. All aspects of the Company's name, products and marketing strategy reflect this focus. The Company develops user groups and provides industry and product research. The Company's marketing personnel are responsible for the development of product literature, newsletters, presentations and seminars for current and prospective customers. In cooperation with the sales and business development function, the product marketing department assists in responding to requests for proposals.

Sales and Business Development

          The Company primarily markets its products through a direct sales force who work out of the corporate, regional or home offices in Florida, Georgia, Illinois, Indiana, Michigan, North Carolina, Ohio, and Washington. Manatron continues to invest in organic business development activities across the country. In the Company's core markets, emphasis is on customer retention and market share improvement via improved account management functions focusing on customer success. In addition, emphasis is on providing outstanding software maintenance and support, excellent customer care, continuous updates to technology and product enhancements based upon evolving customer needs and software functionality.

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

          The Company's emerging market emphasis starts with an evaluation of the new market. The competitive landscape, product fit, funding availability and the ability to win more than one or two clients are key factors that the Company considers when evaluating new markets. Investment in business development activity begins with discovery meetings with key prospects to gain an understanding of product requirements and specific common value propositions to the market. An emphasis is made to identify early, those jurisdictions with strong leadership capabilities that are looking for a new integrated commercial off-the-shelf solution for Real and Personal Property Tax Billing and Collection and CAMA. The goal of the emerging market is to quickly identify, contract, and implement one or two successful installations and then migrate the market from an emerging market to a growth market to cost effectively maximize the market potential as quickly as possible.

          Currently, Manatron has focused its sales and business development activities into three core markets, several growth markets and a few key emerging markets, including California, for its integrated GRM® suite of software and related services. The sales cycles for state and local governments are generally long, often ranging from one to three years in duration, as many jurisdictions are slow to change, are required to go through a competitive bid process, have numerous constituents they need to satisfy and are currently faced with budget constraints.

Customer Base

          The Company's customers are primarily county, city and township governments in the United States. Revenue derived from Canada, which is the only other country in which the Company has customers, has accounted for less than 1% of the Company's total revenues for each of the last three fiscal years. As of April 30, 2007, the Company's 1,300 customers in 30 states and two Canadian territories were located in approximately 370 counties, 152 cities and 290 townships. There are approximately 3,000 counties, 19,000 cities and 16,000 townships in the United States. Within each of these governmental units, the Company generally works with elected officials such as tax collectors, auditors, treasurers, assessors, recorders and clerks. The Company's sales are highly dependent on the quality of the relationships it has with these elected officials within each county, city and township government, as well as their demand for its products and services. The Company does not believe that the loss of any single customer would have a materially adverse effect on the Company; however, a material decline in the Company's sales to various governments could have such an effect.

Competition

          Competition for the Company's software and related services is intense. The Company competes primarily on the basis of its name recognition, financial stability, industry expertise, technology, range and quality of products, reputation for providing excellent customer service and its commitment to its core values.

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

          The second group of competitors that the Company competes with is a smaller group of larger, national companies such as Tyler Technologies, Colorado CustomWare, Patriot Properties, Associated Computer Systems (ACS) and Software Techniques. The Company would be adversely affected if a large computer manufacturer, technology or professional service firm such as International Business Machines Corporation, Accenture Ltd., Bearing Point, Inc., Electronic Data Systems Corporation, CGI-AMS or Peoplesoft, Inc. were to decide to develop software for Real and Personal Property Tax Billing and Collection and Property Assessment. Furthermore, application software is developed periodically by or for public agencies for use by governments. If the funding and distribution of governmentally developed or funded software becomes more widespread, such products could compete with the Company's products. In addition, because there are now new tools and technologies available to speed up the development of software at reduced costs, increased price competition may be expected in the future.

          Although state and local governments traditionally have lagged behind both the federal government and the private sector in computer automation, the application of microcomputer and personal computer technology to state and local governmental units recently has been subject to rapid development and change. The ability of the Company to develop new application software programs utilizing browser technology is critical to its ability to compete successfully. Manatron regularly reviews and updates its software to meet the needs of its customers and to ensure that the software can be utilized in connection with the new technologies that are available. In addition, the ability of Manatron to win new business and to successfully implement it on a timely basis, are additional critical success factors.

          The most significant barriers to entry into the Company's market are subject-matter expertise, legislative requirements by state and/or county, unique competitive bid processes, bonding requirements, relationships with current and prospective customers and qualified personnel needed to design and develop software for the unique needs of state and local government.

Research and Development

          Manatron's success depends on its ability to respond quickly to changing technology, market demands and the needs of its customers. Manatron emphasizes research and development and has been investing significant amounts of its revenue for the last three years to support and further its role as the leader in the markets it serves. The Company's research and development expenditures relate primarily to the design, development, testing and deployment of computer software. Systems programming and support costs charged to expense were approximately $7.4 million, $8.9 million and $7.8 million for the fiscal years ended April 30, 2007, 2006 and 2005, respectively. These amounts include the annual amortization expense associated with software that has been capitalized, which was $1.2 million for fiscal 2007, $1.7 million for fiscal 2006 and $1.5 million for fiscal 2005. In addition, the Company capitalized approximately $2.3 million, $1.6 million and $2.1 million of computer software development costs during fiscal 2007, 2006 and 2005, respectively.

          Manatron has continued its investment in its GRM® software suite, including the iFramework toolset during fiscal 2007. A major goal is to have innovative software with a robust technology direction that supports emerging open standards, including XML-based web-services, true thin-client design, as well as support for the "Smart Client" initiative of Microsoft and other industry groups. Another goal is to produce a robust, highly-scalable, feature-rich suite of products built on a common, reliable, scalable architecture centered around Microsoft's .NET platform with inherent Internet capabilities. Through these efforts, the Company seeks to provide a product that it can deploy across its entire client-base and into new geography. The Company may pursue new market segments based on an ASP model and, accordingly, has been investing in that capability as well.

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

Backlog

          At April 30, 2007, the Company's backlog of orders for hardware, software and services was $21.0 million, compared with $23.0 million at April 30, 2006. This backlog value does not include recurring revenue associated with monthly, quarterly and annual maintenance and support, printing and processing contracts, which currently stands at approximately $21.7 million annually and was 49% and 48% of net revenues for fiscal 2007 and 2006, respectively. Backlog for the Company's business can fluctuate significantly from quarter to quarter primarily because of the seasonality of government ordering patterns and lengthy sales cycles in this market. Accordingly, a comparison of backlog from quarter to quarter is not necessarily informative and may not be indicative of eventual actual shipments. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the Company's backlog of orders.

Intellectual Property

          The Company regards certain features of its operations, products and services to be confidential and proprietary and relies on measures such as contractual restrictions and trade secret laws to protect its intellectual property. Due to the rapid rate of technological development in the computer software industry, the Company heavily values the knowledge, ability and experience of the Company's employees, frequency of improvements and timeliness and quality of support services. The Company does not have any patents; however, it does have two patents pending associated with its iFramework toolset.

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

Employees

          As of July 1, 2007, the Company had 322 full-time employees and 12 temporary employees. Temporary employees generally do not receive the same benefits as regular full-time employees. An approximate breakdown of the Company's full-time employees is as follows:

Administrative	10%
Development	32%
Professional Services	53%
Sales and Marketing	5%
TOTAL	100%

Available Information

          The Company's principal executive offices are located at 510 East Milham Avenue, Portage, Michigan 49002, its telephone number is (269) 567-2900 and its fax number is (269) 567-2930. The Company also has offices in Florida, Georgia, Illinois, Indiana, Minnesota, Ohio, Pennsylvania and Washington. Manatron files annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"), pursuant to the Securities Exchange Act of 1934. You may read and copy any materials Manatron files with the SEC at the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including Manatron, that file electronically with the SEC. The address of the site is www.sec.gov. The Company's website address is www.manatron.com, where the Company makes available free of charge the Company's reports on Forms 10-K, 10-Q and 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A.          Risk Factors.

Fluctuation in our quarterly revenues may adversely affect our operating results.

          In each fiscal quarter our expense levels, operating costs, and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in operating results. In addition, as with other software vendors, we may be required to delay revenue recognition into future periods, which could adversely impact our operating results. We have in the past had to, and in the future may have to, defer revenue recognition for license fees due to several factors, including whether:

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

          In addition, a decline in information technology spending may result in a decrease in our revenues or lower our growth rate. A decline in the demand for information technology among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend in part, on our customers' level of funding for new or additional information technology systems and services. Moreover, demand for our solutions may be reduced by a decline in overall demand for computer software and services. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

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

          We realize lower margins on software and service revenues than on license revenue. The majority of our contracts include both software licenses and professional services. Therefore, an increase in the percentage of software service and service revenue compared to license revenue could have a detrimental impact on our overall gross margins and could adversely affect operating results.

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

•	The sales cycle of governmental agencies are generally complex and lengthy;

•

Payments under some public sector contracts are subject to achieving implementation milestones, and we have had, and may in the future have, differences with customers as to whether milestones have been achieved;

•	Political resistance to the concept of government agencies contracting with third parties to provide information technology solutions;

•	Changes in legislation authorizing government's contracting with third parties;

•	The internal review process by governmental agencies for bid acceptance;

•	Changes to the bidding procedures by governmental agencies;

•	Changes in governmental administrations and personnel;

•	Limitations on governmental resources placed by budgetary restraints, which in some circumstances, may provide for a termination of executed contracts because of a lack of future funding; and

•	The general effect of economic downturns and other changes on state and local governments' ability to spend public funds on outsourcing arrangements.

          Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected. The open bidding process for governmental contracts creates uncertainty in predicting future contract awards. Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to implement our software for the proposed client, and the likely terms of any other third party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our business, financial condition, and results of operations.

Some of our present and future contracts are on a fixed-priced basis, which may adversely affect our profits if we:

•	Fail to accurately estimate the resources and time required for an engagement;

•	Fail to effectively manage governmental agencies' and other customers' expectations regarding the scope of services to be delivered for an estimated price; and

•	Fail to timely complete fixed-price engagements within budget to the customers' satisfaction, and

•	Fail to get change orders approved by our clients, which approve additional fees for cost overruns that are due to circumstances beyond our control.

          If we do not adequately assess these and other risks, we may be subject to cost overruns and penalties, which may harm our business, financial condition, or results of operations.

We face significant competition from other vendors and potential new entrants into our markets.

          We believe we are the Nation's leading provider of integrated Property Tax and CAMA solutions for state and local governments. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete on the basis of a number of factors, including:

•	The attractiveness of the business strategy and services we offer;

•	The breadth of products and services we offer;

•	Our extensive subject matter expertise;

•	Price;

•	Our relationship with our 1,300 clients;

•	The quality and stability of our products and service;

•	Technological innovation;

•	Name recognition;

•	Our financial stability;

•	Our 36 plus year history;

•	Our culture and core values; and

•	Our ability to modify existing products and services to accommodate the particular needs of our customers.

          We believe the market is highly fragmented with a large number of competitors that vary in size, geographic coverage, and overall product scope. Our competitors include large system integrators and software companies that focus on selected segments of the public sector market, and a significant number of smaller, privately held companies. Certain competitors have greater technical, marketing, and financial resources than we do. We cannot assure you that such competitors will not develop products or offer services that are superior to our products or services or that achieve greater market acceptance.

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

          Further, competitive pressures could require us to reduce the price of our software licenses and related services. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business, operating results, and financial condition.

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

          In addition, the introduction of new legislation that requires our software to be modified can render our products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance our existing products and develop or acquire new products in a timely manner that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, we cannot assure you that the products, capabilities, or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we are unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, our business, operating results, and financial condition may be materially adversely affected.

Our failure to properly manage growth could adversely affect our business.

          We intend to continue expansion into new markets in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. To manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. We must also identify, hire, train, and retain key managerial, technical and other qualified personnel. If we fail to implement these systems or employ and retain such qualified personnel, our business, financial condition, and results of operations may be materially adversely affected.

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

          A significant portion of our growth has resulted from strategic acquisitions in new product and geographic markets. Although our future focus is on internal growth, we will continue to identify and pursue strategic acquisitions and alliances with suitable candidates. Our future success will depend, in part, on our ability to successfully integrate future acquisitions and other strategic alliances into our operations. Acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, and amortization of certain acquired intangible assets. Some, or all, of these risks could have a material adverse effect on our business, financial condition, and results of operations. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions or alliances will be accomplished on favorable terms or will result in profitable operations.

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

Our products are complex and we run the risk of delays, errors or defects with new product introductions or enhancements.

          Software products as complex as those developed by us may take longer to develop than initially planned and may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced material adverse effects resulting from any such delays, defects or errors to date, we cannot assure you that material delays, defects and errors will not occur in the future. Any such delays, errors and defects could result in loss of revenues or delay market acceptance. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that we may not always be able to negotiate such provisions in our contracts with customers or that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws, ordinances, or judicial decisions. Although we maintain errors and omissions and general liability insurance, and we try to structure our contracts to include limitations on liability, we cannot assure you that a successful claim could not be made or would not have a material adverse effect on our business, financial condition, and results of operations.

Changes in the insurance markets may affect our ability to win some contract awards and may lead to increased expenses.

          Some of our customers require that we secure bid and performance bonds before they will select us as their vendor. The number of qualified, high-rated insurance companies that offer bid and performance bonds has decreased in recent years, while the costs associated with securing these bonds has increased dramatically. In addition, we may be required to issue a letter of credit as security for the issuance of a performance bond. Each letter of credit we issue without corresponding cash collateral would reduce our borrowing capacity under our senior secured credit agreement. We cannot guarantee that we will be able to secure such bid and performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly the large contracts, which could have a material adverse effect on our business, financial condition, and results of operations. Recent volatility in the stock markets, increasing shareholder litigation, the adoption of expansive legislation that redefines corporate controls (in particular, legislation adopted to prevent future corporate and accounting scandals), as well as other factors have recently led to significant increases in premiums for directors' and officers' liability insurance. The number of insurers offering directors and officers insurance at competitive rates has also decreased in recent years. We cannot predict when the insurance market for such coverage will stabilize, if at all. The continued volatility of the insurance market may result in future increases in our general and administrative expenses, which may adversely affect future operating results.

The market price of our common stock may be volatile and may be significantly affected by many different factors. Some examples of factors that can have a significant impact on our stock price include:

•	Actual or anticipated fluctuations in our operating results;

•

The relatively small number of shares we have outstanding, as well as the low volume of shares that trade daily could result in significant price fluctuations if one or more large shareholders decide they want to sell a large block of our stock;

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

          In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon our business, operating results, and financial condition. Historically, we have not paid dividends on our common stock. We have never declared or paid a cash dividend since we went public in 1986. We have however declared and issued three small stock dividends in 1992, 1993 and 1994. We intend to retain earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we may enter into credit agreements that could restrict our ability to pay cash dividends.

          Provisions in our articles of incorporation, bylaws, and Michigan law could deter takeover attempts. Our board of directors has approved a preferred stock purchase rights plan (see note 8 of the Notes to Consolidated Financial Statements). Under this plan, the Board has declared a dividend distribution of one preferred stock purchase right on each outstanding share of common stock. These rights contain a number of advantages that may be invoked if a person or group who does not hold 20% or more of Manatron's outstanding common stock subsequently acquires 20% or more of the stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, some provisions of our articles of incorporation, bylaws and of Michigan general corporate law could also delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving us.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K. However, this list is not intended to be exhaustive; many other factors could impact the Company's business and it is impossible to predict with any accuracy which factors could result in which negative impacts.

Item 2.	Properties.

          The Company's principal executive and administration offices are located in a building owned by Manatron in Portage, Michigan, which consists of approximately 50,000 square feet, a portion of which is subleased to a non-affiliated business. The Company leases office space in Florida, Georgia, Illinois, Indiana, Minnesota, Ohio, Pennsylvania and Washington. Rental payments for the Company's leased office space for the fiscal year ended April 30, 2007, totaled approximately $1,130,000.

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

          Mary Nestell Gephart (age 48) has been Vice President of Human Resources and Administration since July of 2002. Ms. Gephart joined the Company in 1994 as the Manager of Human Resources and served in that position until 1998 when she was promoted to Director of Human Resources. Ms. Gephart is primarily responsible for all aspects of human resources and administration including compliance with employment laws and regulations, talent and performance management, professional development and training, compensation, benefits, employee relations and corporate culture.

          Krista L. Inosencio (age 33) has been the Chief Financial Officer since July of 2002. Ms. Inosencio joined the Company in March of 2000 as the Director of Accounting and Finance. Prior to joining the Company, Ms. Inosencio was employed by Arthur Andersen LLP within the audit division. She is primarily responsible for accounting, banking, corporate governance, insurance, financial reporting, securities compliance and taxes.

          G. William McKinzie (age 41) has been Chief Operating Officer since July of 2002 and was promoted to President and Chief Operating Officer in July of 2006. Prior to joining Manatron, Mr. McKinzie spent eight years in various information technology positions at Kellogg Company, a leading global cereal, snack and specialty foods company, the last of which was Vice President of Information Services for their International Operations. Mr. McKinzie is responsible for the Company's strategy and overall business delivery.

          Early L. Stephens (age 44) has been Chief Technology and Marketing Officer since October of 2003. Mr. Stephens rejoined the Company in June 1996 as its Chief Technology Officer. Mr. Stephens is primarily responsible for all software marketing, product management, including application design and marketing strategy, development and the establishment of technology standards for the Company's products and services.

          Marty A. Ulanski (age 48) has been Vice President of Sales and Business Development since July 2003. Prior to joining the Company, Mr. Ulanski worked for Spartan Stores, Inc., a grocery retailer and distributor, where he served as the Senior Director of Application Development from 2000 to 2003 and the Director of Retail Information Technology Services from 1999 to 2000. Mr. Ulanski is primarily responsible for building a national sales team to effectively execute the Company's growth and account management strategies.

          Kurt J. Wagner (age 47) has been President of the ASIX Subsidiary since Manatron acquired ASIX in February 2006. Mr. Wagner founded ASIX in 1991 where he served as the company's President and CEO. He is primarily responsible for managing the Company's delivery of software solutions and professional services.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

          Manatron's common stock is traded is regularly quoted on The NASDAQ Global Market under the symbol "MANA."

          The following table shows the range of high and low bid information reported by The NASDAQ Global Market for the fiscal years ended April 30, 2007 and 2006:

	2007		2006
Quarter	Low	High	Low	High

May - July	$5.55	$6.95	$8.07	$10.08
August - October	5.61	7.42	7.32	10.30
November - January	6.43	10.35	6.35	8.47
February - April	8.22	9.50	6.62	8.92

          The Company historically has not paid cash dividends. The Company currently does not anticipate paying cash or stock dividends on its common stock in the foreseeable future, but instead intends to retain its earnings, if any, for the operation and expansion of the Company's business.

          As of July 1, 2007, the Company's common stock was held by approximately 1,500 shareholders, approximately 200 of which were record holders.

          See Item 12 of this Annual Report on Form 10-K for information regarding the Company's equity compensation plans, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

A summary of the Company's purchases of its common stock during the fourth quarter of fiscal year 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1 to February 28, 2007	--	--	--	617,261
March 1 to March 31, 2007	6,000	$8.95	6,000	563,561
April 1 to April 30, 2007	--	--	--	563,561
Total	6,000	$8.95	6,000	563,561

1.

On October 9, 2006, the Company announced that its Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of $1 million of its common stock in open market transactions. The program is currently set to expire October 8, 2007 and replaced the previous repurchase plan announced September 13, 2005.

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

	2007	2006	2005	2004	2003
Fiscal Years Ended April 30:

Net revenues	$41,795,564	$36,324,396	$40,154,825	$38,455,296	$40,387,265

Gross profit	20,428,595	11,129,556	17,512,270	17,749,540	17,369,526

Income (loss) from operations	1,211,432	(6,894,822)	1,335,662	2,794,799	2,063,113

Net income (loss)	946,080	(4,316,659)	2,365,654	4,585,705	1,510,322

Basic earnings (loss) per share	.19	(.97)	.57	1.15	.40

Diluted earnings (loss) per share	.19	(.97)	.53	1.06	.38

At April 30:

Cash and short-term investments	$7,057,403	$3,714,685	$7,949,049	$10,125,370	$10,349,165

Total assets	41,333,652	44,421,964	37,801,200	32,882,639	31,330,567

Shareholders' equity	24,516,587	23,042,801	23,640,545	20,295,953	15,050,582

Long-term debt (1)	653,193	2,334,228	807,686	--	--

Book value per share (2)	4.82	4.53	5.28	4.75	3.64

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

Critical Accounting Policies and Estimates

          The Company enters into contracts with customers to license or sell application software, third-party software, hardware and related professional services, such as data conversion, installation, training, project management, appraisal services, consulting services and post-contract maintenance and support ("PCS").

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

          For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2007 and 2006, the reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were $393,000 and $979,000, respectively.

          For its appraisal service projects, the Company recognizes revenue using the proportional performance method as the Company believes that each of its projects result in one ultimate deliverable, the appraised values of all properties defined within a given contract, and due to the fact that many of these projects are implemented over a one to three year period and consist of various activities. Under this method of revenue recognition, the Company identifies each activity for the appraisal project with a typical project generally calling for planning, data collection, data verification, data input, project management, abstracts and hearings. The costs for these activities are determined and the total contract value is then allocated to each activity based on the proportion of the budgeted cost for a given activity divided by the total budgeted cost for a project. Revenue recognition occurs for each activity based upon the proportional performance method, driven primarily by output measures such as parcels or hearings complete. Actual costs are expensed in the period in which they occur.

          Since the timing of billings does not always coincide with revenue recognition, the Company reflects Revenues Earned in Excess of Billings and Retainages, as well as Billings in Excess of Revenues for contracts in process at the end of the reporting period, as reflected in the accompanying consolidated balance sheets.

          Reserves against Accounts Receivable and reserves against Revenues Earned in Excess of Billings and Retainages are established based on the Company's collection history and other known risks associated with the related contracts. These reserves contain a general provision of 2%, as well as a specific provision for accounts the Company believes collection is not probable. Because of the nature of its customers, which are predominantly governmental entities, the Company does not generally incur losses resulting from the inability of its customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services provided and as a result may withhold payment until they are satisfied. Management reviews significant past due accounts receivables on a quarterly basis and the related adequacy of the Company's reserves. As of April 30, 2007 and 2006, the Company's reserves for uncollectible accounts receivable and revenues earned in excess of billings and retainages were $710,000 and $527,000, respectively.

          The Company's contracts do not typically contain a right of return or cancellation. For those that do, management reviews the adequacy of the Company's reserves for returns or cancellations on a quarterly basis. As of April 30, 2007 and 2006, these reserves for returns were not material.

          Notes Receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes ranges from 8% to 10%. The Company recognizes revenue for these contracts when the related elements are delivered, as the contract terms are fixed and determinable, and the Company has a longstanding history of collecting on the notes under the original payment terms without providing concessions. In addition, certain of the Company's contracts with customers include lease terms which meet the criteria of sales type leases as defined by Statement of Financial Accounting Standards No. 13, "Accounting for Leases." However, the Company's leasing activities are not a material part of its business activities and, accordingly, are not separately presented in the accompanying consolidated financial statements.

          The Company has approximately $12 million of goodwill recorded as of April 30, 2007 related to prior acquisitions. As more fully described in Note 2 of the Notes to Consolidated Financial Statements, goodwill is required to be reviewed for impairment at least annually and as indicators of impairment occur. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. The annual tests performed by the Company indicated that there is no impairment of goodwill.

          As more fully described in Note 1 of the Notes to Consolidated Financials Statements, the Company capitalizes software development costs incurred subsequent to the establishment of technological feasibility on a specific software project. This intangible asset is amortized over an estimated useful life of not greater than five years. The unamortized balance of capitalized software is reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable by calculating the net realizable value for each respective product. The net realizable value is the estimated future gross revenues from a product reduced by the estimated future costs of completing and disposing of that product. Changes in forecasted operations, driven primarily by market trends and customer demand, can materially affect the estimates of net realizable value.

          Effective May 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") using the modified-prospective-transition method. Under SFAS 123(R), a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, with such cost recognized over the applicable vesting period. As a result of the current year adoption, the Company incurred approximately $266,000 of additional compensation expense for the year ended April 30, 2007.

Results of Operations: Fiscal Year 2007 Compared to Fiscal Year 2006

          The Company's business is primarily focused on providing software and services to enable state and local governments in North America to completely, fairly and efficiently assess real and personal property, and to bill and collect the related property taxes in their jurisdiction. The Company's software manages the entire property life cycle, which includes deed indexing and recording, geographic information system (GIS) integration, maintenance and assessment of real and personal property values, tax billing and collection, delinquents, tax sales and e-government.

          The Company's revenues are primarily generated from software license fees, professional services and sales of hardware and supplies. Professional services consist of software maintenance, data conversions, installation, training, project management, hardware maintenance, forms printing and processing, appraisal services and consulting services.

          For simplicity purposes, many of the numbers described below are rounded; however, the percentage variations are based upon the actual amounts.

          Total net revenues of $10.1 million and $41.8 million for the three months and year ended April 30, 2007 increased by $171,000 or 1.7% and by $5.5 million or 15.1%, respectively, in comparison to the $9.9 million and $36.3 million of net revenues that were reported for the three months and year ended April 30, 2006. These increases were primarily due to increases in the Company's application software license fees and recurring software maintenance fees offset by a decrease in professional services revenues.

          Application software license fees increased by $856,000 to $1.3 million for the three months ended April 30, 2007 versus the $455,000 of software license fees that were recognized for the three months ended April 30, 2006. For the year, application software license fees increased by $2.7 million to $5.3 million, from $2.7 million for the year ended April 30, 2006. These increases were driven by several property tax implementations in the Company's core markets of Florida, Indiana and Ohio during fiscal 2007, as well as the continued execution of the Company's GRM® implementations in Minnesota, Nevada, South Carolina, Tennessee and Virginia.

          Recurring software maintenance fees increased by $511,000 or 11.9% to $4.8 million for the three months ended April 30, 2007 and by $3.5 million or 23.5% from $14.7 million to $18.1 million for the year ended April 30, 2007 versus the prior year comparable periods. These increases are due to three factors. First, the acquisitions of Plexis on November 1, 2005 and ASIX on February 1, 2006, contributed $2.0 million of new maintenance revenues for the year ended April 30, 2007. Second, annual price increases on the Company's software maintenance contracts initiated in the prior year primarily took effect January 1, 2007 and resulting in an increase in maintenance revenue of approximately $325,000 and $433,000 for the three months and year ended April 30, 2007 over the prior year comparable periods. Finally, new software maintenance has been initiated on several new GRM® implementations, as well as a number of other new accounts in the Company's core markets.

          Professional services revenues decreased by $803,000 or 18.0% to $3.7 million for the three months ended April 30, 2007 versus $4.5 million for the fourth quarter in the prior fiscal year. For the year ended April 30, 2007, professional services revenues decreased by $182,000 or 1.1% to $16.7 million from $16.9 million for the prior fiscal year. These decreases were due to a reduction in appraisal services revenues. Appraisal services revenues decreased by $918,000 and $1.9 million for the three months and year ended April 30, 2007 respectively, versus the prior year comparable periods because of the cyclicality of that work, as well as increased competition for these services.

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

          As of April 30, 2007, the Company's backlog for software license fees and professional services was $21.0 million compared to $23.0 million at April 30, 2006. It should however be noted that the amounts for both periods include $2.8 million related primarily with the second phase of the project with the City of Baltimore that the Company believes may not be realized in the future. The decrease in backlog versus the prior year is primarily due to a reduction in appraisal services, sales and backlog during fiscal 2007.

          The Company's total sales for fiscal 2007 were actually $1.6 million greater than the amount of contracts signed during fiscal 2006. Total sales or signed contracts for the twelve months ended April 30, 2007 totaled $20.6 million versus $19.0 million for the year ended April 30, 2006. The majority of the increase is due to new name accounts recently signed such as Vigo County, Indiana; Sedgewick County, Kansas; Wyandotte County, Kansas; Clay County, Missouri; four counties in Oregon; Clinton County, Pennsylvania; Beaufort County, South Carolina; and a number of upgrades in the Company's core markets of Florida, Indiana and Ohio. These backlog amounts are exclusive of the Company's recurring revenue from software maintenance, hardware maintenance and printing and processing contracts, which currently approximates $21.7 million on an annualized basis.

          The GRM® suite of software is a web-based, feature-rich, fully-integrated enterprise-level solution that has enabled Gwinnett County, Georgia; Kenai, Alaska; and several counties in Idaho to replace their legacy systems and to realize significant efficiencies and cost savings, provide more and modern services to their constituents and, in most cases, to collect additional tax revenues, which will help to offset the cost of the GRM® system. The rollout of this new, next generation national product has been a key pillar in the Company's growth strategy. It is providing a competitive edge in the market as few, if any, other companies currently have a similar product suite. Historically, the Company had unique tax products for each state that it did business in. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM®.

          Cost of revenues decreased by $2.1 million or 30.4% from $6.8 million to $4.7 million for the three months ended April 30, 2007 versus the prior year quarter. Cost of revenues for the year ended April 30, 2007, also decreased by $3.8 million or 15.2% from $25.2 million to $21.4 million even though revenues were $5.5 million greater than the revenues posted for the prior year.

          These decreases in cost of revenues were driven by four factors. First, the Company completed a restructuring effective April 26, 2006 (see Note 11 of Notes to the Consolidated Financial Statements), which has resulted in lower labor costs. In addition, the reduction in appraisal services revenues has also resulted in a decrease in the Company's payroll expense.

          Second, outsourced labor has decreased by $666,000 and $1.4 million for the three months and year ended April 30, 2007, respectively, versus the prior year comparable periods, primarily because the prior year amounts included significant contracted labor expense related to the City of Baltimore implementation. As noted in prior filings, the City of Baltimore had delayed its "go live" date several times and in June of 2006 made the decision to delay once more until January 2007. This project evolved into a custom build solution versus the Commercial-Off-The-Shelf (COTS) product initially purchased. As a result, the Company has continued its negotiations with Unisys (the prime contractor) to address how the Company will be compensated for out-of-scope work performed since March 1, 2006. The Company released all subcontractors associated with the project and will not resume work until an agreement is in place to compensate the Company for prior work and any additional work to be performed in the future. The Company has not incurred any internal or external labor expense on this project since August 1, 2006, but did incur $352,000 of outsourced labor with no associated revenue during the first quarter of fiscal 2007.

          Third, effective May 1, 2006 the Company extended the useful life of its capitalized GRM® software development from three years to five years. Since GRM® is a national product, which will be implemented in many states and all of the clients will be using the same and single thread of code, the Company believes that its useful life is greater than the historic state-specific software that did not cross state boundaries. This change in accounting estimate has resulted in a reduction of software amortization expense during the current fiscal year of approximately $502,000 before tax, $340,000 after tax and $0.07 per diluted share. Software amortization expense is included within the Company's cost of revenues.

          Finally, cost of sales for the three months and year ended April 30, 2006 included approximately $321,000 and $420,000 of expense related to cost to complete accruals, whereas the three months and year ended April 30, 2007 did not include any related expense.

          As a result of the increases in revenues and decreases in cost of revenues noted previously, gross margins have increased to 53.1% for the three months ended April 30, 2007 compared to 31.4% for the three months ended April 30, 2006. For the year ended April 30, 2007, gross margins have increased to 48.9% from 30.6%, versus the prior year. The margin improvements are primarily due to the increase in revenues and decrease in cost of sales as previously noted. In addition, a favorable change in the mix of revenues has resulted in gross margin improvements. The Company typically generates higher gross margins on software license fees than service revenues and software license fees have increased substantially for both the quarter and year ended April 30, 2007 versus the comparable prior year periods.

          Selling, general and administrative expenses increased by 3.9% to $5.0 million for the three months ended April 30, 2007 and by 9.9% to $19.2 million for the year ended April 30, 2007 versus the respective periods in the prior fiscal year. The increases over the prior year comparable periods are primarily due to four factors.

          First, the amortization expense associated with the intangible assets acquired in connection with the acquisitions of VisiCraft, Plexis and ASIX. Intangible asset amortization was flat for the three months but increased by $261,000 for the year ended April 30, 2007 over the prior year comparable period.

          Second, deferred compensation expense increased by $148,000 and $337,000 for the three months and year ended April 30, 2007 over the prior year comparable period. This increase has resulted from the implementation of SFAS 123(R), Share-Based Payment effective May 1, 2006 which requires the Company to book compensation expense associated with stock option issuances as the Company issued 430,000 options to key members if its executive team during fiscal 2007.

          Third, commission expense has increased by $244,000 and $596,000 for the three months and year ended April 30, 2007 over the prior year comparable periods because of the increase in signed contracts noted previously, as well as the implementation of a new commission structure for fiscal 2007.

          Finally, the remaining increase in selling, general and administrative expenses is due to the addition of key sales, marketing and development personnel associated with the Plexis and ASIX acquisitions, offset by the decline attributable to the restructuring discussed in Note 11 of the Notes to the Consolidated Financial Statements.

          As a result of the factors noted above, as well as the restructuring charge incurred during the three months and year ended April 30, 2006, the Company's operating income increased by $2.6 million to $311,000 for the three months ended April 30, 2007 from an operating loss of $2.3 million for the fourth quarter in the prior fiscal year. In addition, operating income increased by $8.1 million to $1.2 million for the year ended April 30, 2007 from an operating loss of $6.9 million for the prior fiscal year.

          Net other income increased by $125,000 and $8,000 for the three months and year ended April 30, 2007 to $95,000 and $185,000, respectively. These amounts primarily consist of interest earned on the Company's cash balances and rental income on a portion of the Company's office space offset by interest expense. The increases from the prior year, specifically for the quarter, are due to reduced interest expense associated with seller financed notes as the Company paid $2.9 million during fiscal 2007 against these notes. In addition, there was an increase in interest income as the Company had a higher average cash balance available in fiscal 2007.

          The Company's provision or credit for income taxes generally fluctuates with the level of pretax income or loss. The effective tax rate was approximately 19.3% and 32.3% for the three months and year ended April 30, 2007, respectively. These amounts are inclusive of both federal and state tax provisions. The effective tax rate was approximately 31.4% and 35.7% for the three months and year ended April 30, 2006. The decreases over the prior year are due to changes in the estimates used to compute the fiscal 2006 income tax provision.

          The Company reported net income of $328,000 or $0.06 per diluted share for the three months ended April 30, 2007 versus a net loss of $1.6 million or $0.33 per diluted share for the fourth quarter of the prior fiscal year. Net income was $946,000 or $0.19 per diluted share for the year ended April 30, 2007 versus a net loss of $4.3 million or $0.97 per diluted share for the prior fiscal year. Net income for the year ended April 30, 2007 was positively impacted by $340,000 or $0.07 per diluted share due to the change in the estimated useful life of the Company's GRM® software, as noted previously, from three to five years.

          Diluted weighted average outstanding common shares increased by approximately 353,000 shares for the three months ended April 30, 2007 and by 542,000 shares for the year ended April 30, 2007 over the prior year comparable periods. These increases were primarily due to the inclusion of the dilutive impact of stock options and restricted stock. The dilutive impact of stock options and restricted stock was excluded from the prior year comparable periods due to the losses reported for those periods.

Results of Operations: Fiscal Year 2006 Compared to Fiscal Year 2005

          Total net revenues of $9.9 million for the three months ended April 30, 2006 decreased by $1.9 million or 16.0% in comparison to the $11.8 million of net revenues that were reported for the three months ended April 30, 2005. However, net revenues for the three months ended April 30, 2006 were 23.5% higher than the net revenues the Company reported for the three months ended April 30, 2005. Much of this increase was due to the acquisition of ASIX, which was completed on February 1, 2006. ASIX contributed $1.4 million in net revenues for the three months ended April 30, 2006, which was down somewhat from its normal run rate due to the timing of its service contracts. Prior to the acquisition, for the year ended December 31, 2005, ASIX generated $7.4 million in revenues and produced $1.3 million in operating income.

          Total net revenues of $36.3 million for the year ended April 30, 2006 decreased by $3.8 million or 9.5% from the total net revenues of $40.2 million that were reported for the year ended April 30, 2005. The decreases in revenues for the three months and year ended April 30, 2006 were primarily due to reductions in software license fees and appraisal services revenues. These decreases were partially offset by increases in professional services revenues, and recurring support and maintenance revenues.

          Software license revenues decreased by $2.4 million or 84.0% to $455,000 for the three months ended April 30, 2006 and by $3.9 million or 59.2% to $2.7 million for the year ended April 30, 2006 versus the three and twelve months ended April 30, 2005, respectively. Fiscal 2005 included significant license fees related to the Arizona Department of Revenue; Charlotte County, Florida; Duval County, Florida; Gwinnett County, Georgia; Belmont County, Ohio; Mahoning County, Ohio; Wood County, Ohio; Davidson County, Tennessee; and the City of Virginia Beach, Virginia. Fiscal 2006 software license revenues were negatively impacted by lower than expected sales.

          The Company had planned for $6 million of its fiscal 2006 software license and professional services revenue to come from contracts that were signed during fiscal 2006 in order to meet its financial plan. While the Company did have $4.4 million of unearned license fees in its backlog as of the beginning of fiscal 2006, the Company was not able to recognize the full amount during fiscal 2006 due to the timing of several client implementations and the related product rollout plans. As a result, a significant portion of these amounts remained in the Company's backlog for fiscal 2007. Although there were no significant software license revenues recognized in fiscal 2006 like the Company had for fiscal 2005, the Company did recognize software license revenues from a number of important Tax and CAMA implementations. For example, fiscal 2006 included software license revenues from projects in Columbia County, Florida; Gwinnett County, Georgia; Bonneville County, Idaho; Perry County, Indiana; Marshall County, Indiana; Posey County, Indiana; Columbiana County, Ohio; Defiance County, Ohio; Licking County, Ohio and the City of Virginia Beach, Virginia.

          Appraisal service revenues decreased by 15.3% from $2.1 million to $1.8 million for the three months ended April 30, 2006 and by 16.1% from $8.3 million to $7.0 million for the year ended April 30, 2006, versus the fiscal 2005 comparable periods. These decreases were anticipated as the Company had been at the low point of its appraisal services cycle, which was reflected in its backlog amounts. The Company's backlog for appraisal services decreased to $7.9 million as it entered fiscal 2006 from $13.0 million at the beginning of fiscal 2005. On the positive side, the Company did sign contracts for $4.4 million of appraisal services work during fiscal 2006 compared to $2.9 million for the prior fiscal year. The Company's backlog for appraisal services at April 30, 2006 was $5.0 million.

          Professional service revenues recognized during the three months ended April 30, 2006, decreased 2.4% from $1.9 million to $1.8 million. For fiscal 2006, professional service revenues increased by 4.3% from $6.5 to $6.8 million. The increase for fiscal 2006 was primarily due to change orders for additional services provided to the City of Baltimore during the first quarter of fiscal 2006 and the additional revenues contributed by ASIX during the fourth quarter of fiscal 2006.

          Recurring software maintenance and support revenue increased by $952,000 or 26.6% to $4.5 million for the three months ended April 30, 2006 and by $1.5 million or 10.2% to $15.7 million for the year ended April 30, 2006 versus the fiscal 2005 comparable periods. These increases were the result of software implementations for new clients, price increases and the acquisitions of VisiCraft, Plexis and ASIX. (see Note 10 of the Notes to Consolidated Financial Statements).

          Despite the upward movement in professional service revenues, and recurring software maintenance and support revenues, total net revenues were well below the Company's expectations. Two factors that significantly affect the Company's net revenues are backlog and current sales. Total signed contracts or sales for fiscal 2005 were $7.9 million lower than the fiscal 2004 amount which negatively impacted the Company's backlog, as it entered fiscal 2006. As a result and as noted in previous reports, the Company had planned for approximately $6 million of its fiscal 2006 revenues to come from contracts that were signed in that fiscal year in order to meet its financial plan. While the Company did sign several significant new contracts in fiscal 2006 as noted below, the nature, number and dollar amount of the contracts were not sufficient enough for the Company to meet its financial plan.

          Total signed contracts or sales for the year ended April 30, 2006 were $19.0 million compared to $20.2 million for the year ended April 30, 2005. While the Company's sales results for fiscal 2006 were below the Company's expectations, the Company did sign a number of key contracts during fiscal 2006. Specifically, the Company signed a $4.9 million contract with the Minnesota Counties Computer Cooperative ("MCCC") for the Company's GRM® Tax product. MCCC is a joint powers organization providing services, software, and other cost-effective measures to substantially reduce the cost of data processing for Minnesota counties. At that time, 49 of Minnesota's 87 counties were members of the MCCC Tax User Group. All of these counties work cooperatively under a single contract for property tax software and services. This was one of the most significant tax contracts in the history of the Company and only covered 27 of the 49 counties in the consortium. Additional counties are expected to sign up once the project is further along. In fact, Blue Earth County, which was not part of the consortium, also signed a Tax contract for $400,000 during fiscal 2006. In addition, there will be future opportunities for the Company to sell complimentary products such as Manatron CAMA and Manatron Recorder to MCCC that will integrate with the Manatron GRM® Tax application.

          Also included in the fiscal 2006 sales amount was a $450,000 contract for the Company's first CAMA contract in Tennessee, with Williamson County; the Company's first major CAMA contract in the state of South Carolina from Horry County (Myrtle Beach) for $725,000; a $1.2 million appraisal services contract from Franklin County, Ohio; and its first property tax contract in Nevada from Washoe County (Reno) for $2.3 million.

          As of April 30, 2006, the Company's backlog for software and related services was $18.0 million compared to $15.6 million at April 30, 2005. The Company's backlog for appraisal services decreased to $5.0 million at April 30, 2006 versus $7.9 million at April 30, 2005. These backlog amounts are exclusive of the Company's recurring revenue from hardware maintenance, software support, e-government subscriptions, and printing and processing contracts which was approximately $20.0 million on an annualized basis at April 30, 2006.

          Fiscal 2006 was also highlighted by the successful launch of the Company's first full GRM® installation in Gwinnett County, Georgia. There has been a lot of discussion about the significance of this launch, as well as the importance of Gwinnett County in the Company's prior Form 10-Q filings. Gwinnett County started paying maintenance and support fees in fiscal 2006 and has been a positive reference site for prospective new GRM® customers, including MCCC and Washoe County.

          In addition, the Company made significant progress on its Tax and Assessment products within the Ohio market during fiscal 2006. Defiance County, Ohio went live on the Company's integrated solution for Ohio in the fourth quarter. This was a major milestone for the Company in that it was the first implementation the Company has completed in less than 90 days for this product within the state of Ohio.

          The Company also completed two acquisitions during fiscal 2006. Effective November 1, 2005, the Company completed the acquisition of Plexis Group (see Note 10 of the Notes to Consolidated Financial Statements). Plexis was generating over $1 million in annual revenues, of which $550,000 was from recurring software maintenance and support agreements when the Company acquired it. The Plexis acquisition provided key employees with subject matter expertise, who have helped cement the Company's leadership position in the Indiana market and improve the ongoing rollout of our GRM® solution nationwide.

          Effective February 1, 2006, the Company completed the acquisition of ASIX Inc. (see Note 10 of the Notes to Consolidated Financial Statements). ASIX generated $7.4 million in annual revenue, of which $2.2 million was from recurring maintenance and support agreements. This acquisition provided the Company with immediate and better access to the California marketplace, which the Company has conservatively estimated to be valued at $200 million. At that time, ASIX was a sub-contractor to BearingPoint, Inc., providing technical services and subject matter expertise in connection with a $31 million project to develop a state-of-the-art property tax and assessment system for the County of San Diego. In connection with the County of San Diego project, BearingPoint and ASIX also entered into an exclusive joint marketing arrangement to provide the developed solution to other California counties.

          The ASIX acquisition augmented the Company's capacity and capabilities in Minnesota, particularly on the MCCC and Blue Earth property tax contracts previously noted since ASIX had already completed a successful implementation of their property tax system in Anoka County, Minnesota. As a result, the Company has been leveraging ASIX's efforts and Minnesota expertise in these engagements, which has and will continue to facilitate the successful completion of these projects. The Company is also leveraging the knowledge and expertise ASIX has in Nevada as a result of its successful property tax implementation in Clark County (Las Vegas) particularly on the Washoe County (Reno) property tax implementation. Finally, ASIX personnel have been working collectively with Manatron in Illinois, Missouri and Oregon to accelerate the successful penetration of these markets.

          Despite the decreases in revenues, cost of revenues increased by $540,000 or 8.6% from $6.3 million to $6.8 million for the three months ended April 30, 2006. For fiscal 2006, cost of revenues increased by $2.6 million or 11.3% from $22.6 million for fiscal 2005, to $25.2 million. These increases were driven by $955,000 of additional subcontractor expense over fiscal 2005 primarily associated with the City of Baltimore implementation. The Company incurred $1.8 million of subcontractor expense during fiscal 2006 associated with Phase One of the City of Baltimore implementation. For the year ended April 30, 2006, the Company only recognized $835,000 of revenue associated with this implementation and incurred $2.5 million of total cost resulting in a loss from operations of $1.6 million on this implementation alone.

          As noted in prior filings, the City of Baltimore delayed its "go live" date several times. This project turned into a custom build solution versus the Commercial-Off-The-Shelf (COTS) product initially purchased.

          As a result of the decrease in revenues and increased costs, the Company's gross margins decreased significantly to 31.4% for the three months ended April 30, 2006 from 47.0% for the three months ended April 30, 2005. For fiscal 2006, gross margins decreased to 30.6% versus 43.6% for the year ended April 30, 2005. Substantially all of the Company's costs of revenue are fixed in nature, and relate primarily to employees who are needed to implement and support the software. Thus, gross margins fluctuate significantly with increases or decreases in net revenues. As noted in previous filings, the Company had been investing in its people and building a new infrastructure which the Company believed was capable of supporting revenues up to $50 million. When quarterly revenues drop below $10 million, gross margins are dramatically impacted. On April 26, 2006, the Company restructured its business which resulted in the elimination of sixty-two positions or about 14% of the workforce level the Company had on February 1, 2006. In connection with the reorganization, the Company incurred a restructuring charge of $532,421 for both the three months and year ended April 30, 2006 (see Note 11 of the Notes to Consolidated Financial Statements).

          Selling, general and administrative expenses increased $433,000 or 9.8% from $4.4 million to $4.9 million for the three months ended April 30, 2006 and $1.3 million or 8.1% from $16.2 million to $17.5 million for the year ended April 30, 2006, in each case versus the prior year comparable periods. The increases were primarily due to the amortization expense associated with the intangible assets acquired in connection with the VisiCraft, Plexis and ASIX acquisitions (see Note 10 of the Notes to Consolidated Financial Statements). Amortization expense was $241,000 and $701,000 for the three months and year ended April 30, 2006 compared to $112,000 and $225,000, respectively, for the three and twelve months ended April 30, 2005. In addition, the Company had increased its spending on sales and marketing during fiscal 2006 primarily on regional and national trade shows and conferences and in various marketing publications to further position Manatron as the leading provider of property systems in North America. Finally, the Company's non-project related travel expenses in fiscal 2006 increased substantially over the prior year as the Company was pursuing business in new markets across the Country, particularly in California and Washington.

          A substantial component of the Company's selling, general and administrative expenses is its research and development costs. These costs increased from $2.2 million to $2.4 million during the fourth quarter of fiscal 2006 and from $7.8 million to $8.9 million for the year ended April 30, 2006 versus the comparable periods in fiscal 2005. The increases in software development costs were primarily due to pay increases and additional personnel who were hired to accelerate the completion of the GRM® Suite of software.

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

          As more fully described in Note 9 of the Notes to Consolidated Financial Statements, the Company recorded a non-recurring pre-tax gain of $2.2 million in the first quarter of fiscal 2005 related to the sale of its Judicial Product line, which impacted the results for the year ended April 30, 2005. While this had no impact on the fiscal 2006 fourth quarter or full year, it did significantly benefit the fiscal 2005 results and therefore, should be excluded for comparison purposes.

          Net other expense was $29,000 for the three months ended April 30, 2006 compared to net other income of $85,000 for the three months ended April 30, 2005. Net other income was $178,000 and $274,000 for the years ended April 30, 2006 and 2005, respectively. This income consisted of interest earned on the Company's cash balances, as well as rental income associated with the lease of a portion of the Company's corporate headquarters. The decreases for both the three months and year ended April 30, 2006 are primarily due to the additional interest expense the Company incurred in connection with seller financed notes payable related to the Company's acquisitions.

          The Company's provision (credit) for income taxes generally fluctuates with the level of pre-tax income or loss. The effective tax rate was 31.4% and 40.4% for the three months ended April 30, 2006 and 2005, respectively. The effective tax rate was 35.7% and 38.5% for the years ended April 30, 2006 and 2005, respectively.

          The Company reported a net loss of $1.6 million or $0.33 per diluted share for the three months ended April 30, 2006 versus net income of $721,000 or $0.16 per diluted share for the three months ended April 30, 2005. For the twelve months ended April 30, 2006, the Company reported a net loss of $4.3 million or $0.97 per diluted share versus net income of $2.4 million or $0.53 per diluted share for the twelve months ended April 30, 2005. Approximately $1.4 million of the fiscal 2005 net income or $0.31 per diluted share was attributable to the divestiture of the Judicial product line described in Note 9 of the Notes to Consolidated Financial Statements. The net gain on this sale was calculated using an effective tax rate of 38% for fiscal 2005.

          Diluted weighted average outstanding common shares increased by approximately 299,000 and 15,000 shares for the three months and year ended April 30, 2006, respectively versus the fiscal 2005 comparable periods. These increases were primarily due to the 436,500 shares of Company stock issued in connection with the ASIX acquisition. In addition, due to the loss position for both the three months and year ended April 30, 2006, the Company utilized the weighted average basic shares outstanding for both the basic and diluted earnings per share calculations. Had the Company reported net income for these periods, diluted weighted average shares would have increased by 307,000 and 306,000 shares for the three months and year ended April 30, 2006 versus the respective prior year periods.

Quarterly Results

          The following table sets forth selected unaudited quarterly financial data for the last eight quarters:

	Fiscal 2007

For the quarter ended:	April 30, 2007	January 31, 2007	October 31, 2006	July 31, 2006

Net revenues	$10,080,141	$10,324,099	$10,668,865	$10,722,459

Gross profit	5,351,409	5,326,449	5,108,481	4,642,256

Income (loss) from operations	310,713	589,046	251,594	60,079

Net income (loss)	327,860	393,662	173,017	51,541

Basic earnings (loss) per share	..07	..08	..04	..01

Diluted earnings (loss) per share	..06	..08	..03	..01

At quarter end:

Cash and short- term investments	7,057,403	4,009,764	4,336,930	1,585,107

Total assets	41,333,652	44,073,581	39,208,712	42,000,587

Shareholders' equity	24,516,587	23,870,753	23,551,086	23,249,775

Book value per share*	4.82	4.69	4.62	4.56

	Fiscal 2006

For the quarter ended:	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005

Net revenues	$9,909,583	$8,024,451	$9,017,210	$9,373,152

Gross profit	3,113,652	2,165,583	3,133,406	2,716,915

Income (loss) from operations	(2,272,077)	(2,202,440)	(1,153,468)	(1,266,837)

Net income (loss)	(1,578,432)	(1,332,227)	(668,121)	(737,879)

Basic earnings (loss) per share	(.33)	(.31)	(.15)	(.17)

Diluted earnings (loss) per share	(.33)	(.31)	(.15)	(.17)

At quarter end:

Cash and short- term investments	3,714,685	3,318,307	3,855,102	5,751,040

Total assets	44,421,964	38,260,758	33,250,728	35,504,209

Shareholders' equity	23,042,801	21,310,366	22,476,601	23,174,761

Book value per share*	4.53	4.70	4.97	5.13

* Book value per share was calculated by dividing total shareholders' equity by the total shares outstanding at the end of the respective periods.

Financial Condition and Liquidity

          Working capital of $5.1 million at April 30, 2007 increased by 9.2% compared to the $4.7 million that was reported at April 30, 2006. These levels reflect current ratios of 1.33 and 1.25, respectively. The increase in both working capital and the current ratio is primarily due to the income reported for the twelve months ended April 30, 2007, as well as the positive cash flow generated from operations.

          Shareholders' equity at April 30, 2007 increased by $1.5 million to $24.5 million from the balance reported at April 30, 2006. This increase was due to the net income reported for fiscal 2007 of $946,000, $200,000 related to the issuance of 65,000 shares of Company stock under stock purchase plans including the associated tax benefit from option exercises, $787,000 of deferred compensation expense and $30,000 of comprehensive income. These increases were offset by the repurchase of 60,975 shares of Company stock totaling $490,000. Book value per share increased to $4.82 as of April 30, 2007 from $4.53 as of April 30, 2006. Book value per share was calculated by dividing total shareholders' equity by the sum of total shares outstanding and total shares pending issuance at the respective year ends.

          Net capital expenditures decreased by approximately 6.5% or $31,000 to $443,000 for the fiscal year ended April 30, 2007 compared to $473,000 for the prior fiscal year. The slight decrease in capital expenditures is primarily due to the restructuring activities that occurred on April 26, 2006. The Company has been able to redeploy internal hardware and software, which has reduced the need for new replacement equipment. These expenditures, as well as prior year expenditures, primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

          The Company has continued to invest significantly in its GRM® software suite, as well as its other software products in Indiana, Ohio and Florida. Total research and development costs included in expense were $1.4 million and $7.4 million for the fourth quarter and year ended April 30, 2007, respectively, compared to $2.4 million and $8.9 million of research and development costs included in expense for the respective prior year periods. These amounts include $304,000 and $1.2 million of software amortization expense for the fourth quarter and year ended April 30, 2007, respectively, and $436,000 and $1.7 million of amortization expense for the fourth quarter and year ended April 30, 2006, respectively. Software amortization expense is included in cost of sales. In addition, the Company capitalized approximately $687,000 and $2.3 million of development cost for the fourth quarter and year ended April 30, 2007 compared to $354,000 and $1.6 million for the respective prior year periods. The increases over the prior year are due to the Company's ability to focus its internal and external development efforts on its GRM® software suite. The prior year included significant development cost associated with completing contracts for products that were not capitalized, such as the product the Company developed for Baltimore, Maryland.

          The Company has applied for patents on its iFramework toolset, which provides a shared technical platform for all Manatron software in the GRM® suite and is being built on Microsoft's .NET Framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software which is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM® system has been implemented in Gwinnett County, Georgia; Kenai, Alaska and three Counties in Idaho. GRM® implementations are currently in process in the City of Virginia Beach, Virginia; Sedgwick and Wyandotte Kansas; Washoe County, Nevada; Horry County, South Carolina; Williamson, Tennessee and the states of Minnesota. The iFramework toolset will allow the software to be more easily modified to include additional jurisdictions as the Company enters new markets. A successful delivery of this GRM® software and concept starting with Gwinnett County, Georgia will allow the Company to leverage these significant investments across a broader base.

          Since the Company's revenues are generated from contracts with state and local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow.

          On January 14, 2005, the Company entered into a Revolving Credit Loan Agreement (the "Credit Agreement") with Comerica Bank, which superseded and replaced the Company's previous credit agreement with the bank dated May 17, 2002. Under the Credit Agreement, Comerica Bank provided the Company with a $6 million revolving line of credit. The Company's borrowing limit was no longer limited based on the ratio of the Company's funded debt to EBITDA, as was the case under the previous credit agreement. Any principal outstanding under the Credit Agreement would bear interest at a rate equal to the bank's prime rate less 0.5%. The Credit Agreement was unsecured and terminated on August 1, 2007, the date on which payment of any amounts owing under it were due. The Credit Agreement contained standard events of default and affirmative and negative covenants, which included the maintenance of financial ratios based on the Company's tangible-net-worth and debt, as well as on its current assets and liabilities. As of April 30, 2007 and 2006, the Company had no borrowings outstanding under either credit agreement.

          Effective June 29, 2006, the Company amended its Revolving Credit Agreement with Comerica Bank. The amendment allows the Company to borrow up to $10,000,000 through April 1, 2007, after which point the amount available was reduced to $8,000,000. In addition, the Company's debt covenants were revised to account for its financial structure subsequent to the ASIX acquisition. As of April 30, 2007, the Company had no borrowings outstanding under this credit agreement and was in compliance with its covenants. The Company's current Credit Agreement terminates on August 1, 2007. The Company is currently in the process of renewing its Credit Agreement under similar terms and conditions.

          The fourth quarter of fiscal 2007 was the Company's 23rd consecutive quarter with no bank debt. However, the Company has executed several seller financed notes payable in connection with its recent acquisitions of VisiCraft, Plexis and ASIX with the following maturities:

	Fiscal 2008	Fiscal 2009	Fiscal 2010

VisiCraft Systems, Inc.	$300,000	$253,193	--

ASIX Inc.	1,200,000	200,000	200,000

Total	$1,500,000	$453,193	$200,000

          Effective July 31, 2006, the Company paid the remaining $400,000 outstanding under the note payable associated with the Plexis acquisition. The Company did this because the note accrued interest at prime plus 2% and the Company can borrow at prime less 0.5%. The interest rates on the remaining notes associated with the VisiCraft and ASIX acquisitions are favorable to the Company.

          During the second quarter of fiscal 2007, the Company received approximately $2 million in state and federal tax refunds generated from the losses the Company reported for fiscal 2006.

          The Company's cash and investment balances increased by approximately $3.3 million during the year ended April 30, 2007, which is primarily due to the $9.3 million of cash provided by operating activities. The Company anticipates that the line of credit, together with existing cash and short-term investments of approximately $7.6 million, and cash generated from future operations, will be sufficient for the Company to meet its working capital requirements for the foreseeable future.

          On October 5, 2006, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. The Company repurchased 52,299 shares under this program during the twelve months ended April 30, 2007 at an average price of $8.35 per share totaling $436,439. The Company repurchased 20,000 shares under a prior repurchase program, which expired on September 6, 2006, during the second quarter of fiscal 2006 at an average price of $8.31 per share, totaling $166,200.

          The Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") effective January 1, 2002, for certain executive officers and employees of the Company. Under this nonqualified Plan, the Company is obligated to contribute 5% of a participant's annual cash compensation to a Rabbi trust on behalf of the participants for a period of ten years. One-third of the contribution will become vested immediately when granted, the remaining two-thirds of the contribution will vest in equal increments over the next two years, on the first and second anniversaries of the grant date. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2007, 2006 and 2005 was approximately $55,000, $55,000 and $47,000, respectively. As of April 30, 2007, 2006 and 2005, the total value of vested participant contributions was approximately $228,000, $174,000 and $118,000, respectively.

          The following table lists the Company's significant contractual obligations as of April 30, 2007, including the payments due by period:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$1,803,000	$835,000	$598,000	$328,000	$42,000
Notes payable	2,153,193	1,500,000	653,193	--	--
Total	$3,956,193	$2,335,000	$1,251,193	$328,000	$42,000

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

2008	2009	2010	2011	2012

$835,000	$320,000	$278,000	$201,000	$127,000

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

          The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of April 30, 2007, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Based on such evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

          There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2007 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          The Company's Audit Committee is comprised of three Board members who are independent under applicable regulations of the SEC and the National Association of Securities Dealers. The Audit Committee members each have financial and business experience with companies of substantial size and complexity and have a significant understanding of generally accepted accounting principles, financial statements, internal controls and audit committee functions. The Company's Board of Directors has determined that Mr. W. Scott Baker is an audit committee financial expert as defined under applicable regulations of the SEC. Additional information regarding the Audit Committee is provided in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 11, 2007, under the caption "Board Committees and Meetings" and is incorporated herein by reference.

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

          The information regarding directors of the Company contained under the caption "Board of Directors" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 11, 2007, is incorporated herein by reference.

          The information regarding directors and executive officers of the Company under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 11, 2007, is incorporated herein by reference. Additional information regarding executive officers is provided in the Supplemental Item following Item 4 in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation.

          The information contained under the captions "Compensation of Directors," "Executive Compensation," "Potential Payments Upon Termination or Change-in-Control," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 11, 2007, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

          The information contained under the captions "Voting Securities" and "Ownership of Common Stock" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 11, 2007, is incorporated herein by reference.

Equity Compensation Plan Information

          The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of April 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)

Equity compensation plans approved by shareholders(1)	828,000	$6.54	442,975

Equity compensation plans not approved by shareholders(2)	--	Not applicable	4,400

Total	828,000	$6.54	447,375
___________________________

(1)

Consists of the Manatron, Inc. Restricted Stock Plan of 1987, the Manatron, Inc. 1989 Stock Option Plan, the Manatron, Inc. 1994 Long-Term Incentive Plan, the Manatron, Inc. 1995 Long-Term Incentive Plan, the Manatron, Inc. Restricted Stock Plan of 1998, the Manatron, Inc. Stock Incentive Plan of 1999, the Manatron, Inc. Executive Stock Plan of 2000, the Manatron, Inc. Stock Option and Restricted Stock Plan of 2003, the Manatron, Inc. Stock Option and Restricted Stock Plan of 2004 and the Manatron, Inc. 2006 Executive Stock Incentive Plan. Each plan for which aggregated information is provided contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company's capitalization.

(2)

Consists of the Manatron, Inc. Restricted Stock Plan of 2000. This plan provides for the grant of restricted stock to certain employees, including software development and other technical-related employees. Directors and officers are not eligible to participate. The Compensation Committee has the power to select the participants to participate in the plan and sets the terms and conditions of the plan, based upon the recommendations of the Company's Chief Executive Officer. The terms and conditions of awards may vary among participants. No payment is required from a participant for an award of restricted stock. If a participant is no longer an employee of the Company or a subsidiary for any reason other than death, total disability or any other reason determined by the Comensation Committee, any shares of restricted stock not vested and still subject to restrictions on the date of termination are forfeited and must be returned to the Company. Unless the Compensation Committee otherwise consents or unless the terms of the restricted stock agreement provide otherwise, shares of restricted stock may not be sold, transferred or otherwise disposed of by a participant while they are still restricted ("Restricted Period") other than to the Company or by will or the laws of descent and distribution. The participants may not resell or redistribute the restricted stock after the Restricted Period except upon such conditions as the Company reasonably may specify to ensure compliance with federal and state securities laws. The Restricted Stock Plan of 2000 contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in the Company's capitalization.

(3)

The numbers of shares reflected in column (c) in the table above with respect to the Manatron, Inc. Restricted Stock Plan of 1987 (300 shares), the Manatron, Inc. Restricted Stock Plan of 1998 (600 shares), the Manatron, Inc. Stock Incentive Plan of 1999 (57,200 shares), the Manatron, Inc. Executive Stock Plan of 2000 (27,500 shares), the Manatron, Inc. Restricted Stock Plan of 2000 (4,400 shares), the Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 (14,000 shares) and the Manatron, Inc. Stock Option and Restricted Stock Plan of 2004 (188,675 shares) represent shares that may be issued as a result of future stock option or restricted stock grants.

The numbers provided in this footnote and in column (c) will increase to the extent that options relating to the number of shares listed in column (a) of the table or outstanding shares of restricted or unrestricted stock previously issued under a plan are canceled, surrendered, modified, exchanged for substitutes or expire or terminate prior to exercise or vesting because any such number of shares will again become available for issuance under the plan under which the option or stock was granted.

Item 13.	Certain Relationships and Related Transactions.

          The information under the captions "Board Committees and Meetings," "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Persons" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 11, 2007, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

          The information contained under the caption "Selection of Auditors" in the definitive Proxy Statement of the Company for its annual meeting of shareholders to be held October 11, 2007, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

          Item 15(a)(1).  Financial Statements. Attached as Appendix A.

          The following reports, Financial Statements of the Company and notes thereto are filed as a part of this report:

•	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated June 27, 2007

•	Balance Sheets as of April 30, 2007 and April 30, 2006

•	Statements of Operations for the years ended April 30, 2007, 2006 and 2005

•	Statements of Shareholders' Equity for the years ended April 30, 2007, 2006 and 2005

•	Statements of Cash Flows for the years ended April 30, 2007, 2006 and 2005

•	Notes to Financial Statements

          Item 15(a)(2).  Financial Statement Schedules. Attached as Appendix A.

          The following financial statement schedule of Manatron, Inc. is filed as a part of this report:

•	Schedule II--Valuation and Qualifying Accounts

          All other schedules (I, III, IV, and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 15(a)(3).  Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

2.1

Stock Purchase Agreement by and among the Company and each Shareholder of ASIX Inc., dated February 1, 2006. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006, and incorporated herein by reference.

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

4.3

Rights Agreement dated June 16, 2007, between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 19, 2007, and incorporated herein by reference.

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

10.2	Manatron, Inc. 1989 Stock Option Plan.*

10.3	Manatron, Inc. 1994 Long-Term Incentive Plan.*

10.4	Manatron, Inc. 1995 Long-Term Incentive Plan.*

10.5	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.6	Manatron, Inc. Stock Incentive Plan of 1999.* reviously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.7

Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006, and incorporated herein by reference.

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

10.12

Manatron, Inc. 2006 Executive Stock Incentive Plan.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2006, and incorporated herein by reference.

10.13

Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.14	Executive Employment Agreement with Randall L. Peat.*

10.15

Employment Agreement between Manatron, Inc. and Paul R. Sylvester, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.16	Employment Agreement between Manatron, Inc. and Early L. Stephens, as amended on July 22, 2004 and March 8, 2007.*

10.17	Employment Agreement between Manatron, Inc. and Krista L. Inosencio, as amended on July 22, 2004 and March 8, 2007.*

10.18	Employment Agreement between Manatron, Inc. and George William McKinzie, dated May 1, 2005, as amended on March 8, 2007.*

10.19	Employment Agreement between Manatron, Inc. and Mary N. Gephart, as amended on July 22, 2004 and March 8, 2007.*

10.20	Employment Agreement between Manatron, Inc. and Marty A. Ulanski dated August 1, 2004, as amended on March 8, 2007.*

10.21	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended April 30, 2004, and incorporated herein by reference.

10.22

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

10.24	Form of Incentive Stock Option Agreement.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

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

10.27

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

MANATRON, INC.

Dated: July 18, 2007	By:	/s/ Paul R. Sylvester
Paul R. Sylvester Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul R. Sylvester	Date: July 18, 2007
Paul R. Sylvester Chief Executive Officer and Director (Principal Executive Officer and duly authorized signatory for the Registrant)

/s/ Krista L. Inosencio	Date: July 18, 2007
Krista L. Inosencio Chief Financial Officer (Principal Financial and Accounting Officer)

*	Date: July 18, 2007
Randall L. Peat Chairman of the Board

*	Date: July 18, 2007
Richard J. Holloman Director

*	Date: July 18, 2007
Stephen C. Waterbury Director

*		Date: July 18, 2007
Gene Bledsoe Director

*		Date: July 18, 2007
W. Scott Baker Director

*By:	/s/ Paul R. Sylvester	Date: July 18, 2007
Paul R. Sylvester Attorney-in-Fact

APPENDIX A

MANATRON, INC.

FINANCIAL STATEMENTS

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Manatron, Inc.

We have audited the accompanying consolidated balance sheets of Manatron, Inc. and subsidiary as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manatron, Inc. and subsidiary at April 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, in fiscal year 2007, Manatron, Inc. and subsidiary changed its method of accounting for share-based payments in connection with the required adoption of Statement of Financial Accounting Standards No. 123(R).

June 27, 2007

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule

To the Board of Directors and Shareholders of
Manatron, Inc.

We have audited the consolidated financial statements of Manatron, Inc. and subsidiary as of April 30, 2007 and 2006, and for each of the three years in the period ended April 30, 2007, and have issued our report thereon dated June 27, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)2 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Grand Rapids, Michigan
June 27, 2007

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

ASSETS	2007	2006

CURRENT ASSETS:

Cash and equivalents	$7,057,403	$3,714,685
Marketable securities	495,146	495,146
Accounts receivable less allowances of
$698,000 and $503,000 at April 30,
2007 and 2006, respectively	5,498,816	7,556,313
Income tax receivable	346,075	2,062,248
Revenues earned in excess of billings and
retainages	4,813,083	6,151,346
Unbilled retainages on long-term contracts	745,409	1,105,320
Notes receivable	256,874	450,565
Inventories	86,059	146,800
Deferred tax assets	1,002,412	1,273,651
Other current assets	387,312	485,525
Total current assets	20,688,589	23,441,599

NET PROPERTY AND EQUIPMENT	2,264,969	2,618,588

OTHER ASSETS:
Notes receivable, less current portions	98,770	272,261
Computer software development costs,
net of accumulated amortization	3,699,498	2,610,216
Goodwill	12,022,385	12,022,385
Intangible assets, net of accumulated
amortization	2,240,763	3,202,935
Other, net	318,678	253,980
Total other assets	18,380,094	18,361,777

	$41,333,652	$44,421,964

LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006

CURRENT LIABILITIES:

Accounts payable	$676,435	$898,301
Current portion of note payable	1,500,000	2,700,000
Billings in excess of revenues earned	1,198,357	3,373,271
Billings for future services	9,275,681	8,369,114
Accrued liabilities:
Payroll and employee benefits	1,873,131	2,343,364
Other	1,053,268	1,075,922
Total current liabilities	15,576,872	18,759,972

DEFERRED INCOME TAXES	587,000	284,963

LONG-TERM PORTION OF NOTE PAYABLE	653,193	2,334,228

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares
authorized, none issued	--	--

Common stock, no par value, 7,500,000 shares
authorized, 5,087,403 and 5,083,796 shares issued
and outstanding at April 30, 2007 and 2006	17,066,189	16,538,483

Retained earnings	7,450,398	6,504,318

Total shareholders' equity	24,516,587	23,042,801

	$41,333,652	$44,421,964

The accompanying notes are an integral part of these consolidated balance sheets.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30,

	2007	2006	2005
NET REVENUES:

Professional services	$ 35,259,081	$ 32,181,766	$ 32,100,711
Software licenses	5,843,158	3,158,137	6,767,204
Hardware and supply sales	693,325	984,493	1,286,910

Total net revenues	41,795,564	36,324,396	40,154,825

COST OF REVENUES:

Professional services	19,083,766	22,551,067	19,863,126
Software licenses	1,755,460	1,884,839	1,816,700
Hardware and supply sales	527,743	758,934	962,729

Total cost of revenues	21,366,969	25,194,840	22,642,555

Gross profit	20,428,595	11,129,556	17,512,270

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,217,163	17,491,957	16,176,608

RESTRUCTURING CHARGE (SEE NOTE 11)	--	532,421	--

Income (loss) from operations	1,211,432	(6,894,822)	1,335,662

GAIN ON SALE (SEE NOTE 9)	--	--	2,237,157

OTHER INCOME, NET	185,439	177,908	273,835

Income (loss) before provision (credit) for income taxes	1,396,871	(6,716,914)	3,846,654

PROVISION (CREDIT) FOR INCOME TAXES	450,791	(2,400,255)	1,481,000

NET INCOME (LOSS)	$ 946,080	$ (4,316,659)	$ 2,365,654

BASIC EARNINGS (LOSS) PER SHARE	$ 0.19	$ (0.97)	$ 0.57

DILUTED EARNINGS (LOSS) PER SHARE	$ 0.19	$ (0.97)	$ 0.53

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

	Common Stock	Retained Earnings	Total Shareholders' Equity

BALANCE AT APRIL 30, 2004	$ 11,840,630	$ 8,455,323	$ 20,295,953
Net income	--	2,365,654	2,365,654
Repurchase of 14,612 shares by the Company	(118,466)	--	(118,466)
Issuance of 219,089 shares under employee stock plans and tax benefit from stock option exercises	723,169	--	723,169
Amortization of deferred compensation	374,235	--	374,235

BALANCE AT APRIL 30, 2005	12,819,568	10,820,977	23,640,545
Net loss	--	(4,316,659)	(4,316,659)
Repurchase of 30,478 shares by the Company	(268,490)	--	(268,490)
Issuance of 198,987 shares under employee stock plans and tax benefit from stock option exercises	658,674	--	658,674
Issuance of 436,500 shares in connection with the acquisition of ASIX Inc. (see Note 10)	2,882,000	--	2,882,000
Amortization of deferred compensation	446,731	--	446,731

BALANCE AT APRIL 30, 2006	16,538,483	6,504,318	23,042,801
Net income	--	946,080	946,080
Repurchase of 60,975 shares by the Company	(489,720)	--	(489,720)
Issuance of 64,582 shares under employee stock plans and tax benefit from stock option exercises	230,541	--	230,541
Amortization of deferred compensation	786,885	--	786,885

BALANCE AT APRIL 30, 2007	$ 17,066,189	$ 7,450,398	$ 24,516,587

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 946,080	($ 4,316,659)	$ 2,365,654
Adjustments to reconcile net income (loss) to net cash and equivalents provided by (used for) operating activities:
Gain on sale of product lines (see Note 9)	--	--	(2,237,157)
Loss (gain) on sale of assets	(3,415)	(9,998)	15,132
Amortization expense	2,172,683	2,414,563	1,743,357
Depreciation expense	787,146	816,566	810,741
Deferred income tax expense (credit)	573,276	(505,688)	305,000
Share based compensation expense	786,885	446,731	374,235
Decrease (increase) in current assets:
Accounts and notes receivable	2,424,679	(166,582)	236,716
Income tax receivable	1,716,173	(1,522,512)	229,207
Revenues earned in excess of billings and retainages
and unbilled retainages on long-term contracts	1,698,174	860,655	(5,091,438)
Inventories	60,741	52,195	(2,035)
Other current assets	147,391	245,621	(335,975)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(714,753)	(436,404)	562,845
Billings in excess of revenues earned on
long-term contracts	(2,174,914)	760,536	707,349
Billings for future services	906,567	827,377	(595,031)
Cash retained on taxes due to options exercised	--	93,203	102,495

Net cash and equivalents provided by (used for)
operating activities	9,326,713	(440,396)	(808,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Computer software development costs	$ (2,299,788)	$ (1,562,846)	$ (2,077,302)
Additions to property and equipment	(442,604)	(473,448)	(868,174)
Proceeds from sale of property and equipment	12,492	32,471	4,700
Proceed from sale of product lines (see Note 9)	--	--	1,748,887
Acquisition of businesses, net (see Note 10)	--	(1,592,405)	(284,868)
Maturity of short-term investments	--	--	1,350,000
Decrease (increase) in other assets	(64,698)	(164,580)	105,403

Net cash and equivalents used for investing activities	(2,794,598)	(3,760,808)	(21,354)

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30,
(Continued)

	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	$170,908	$535,330	$617,550
Repurchases of common stock	(489,720)	(268,490)	(118,466)
Notes payable payments	(2,900,000)	(300,000)	--
Cash retained on taxes due to options exercised	29,415	--	--

Net cash and equivalents provided by (used for) financing activities	(3,189,397)	(33,160)	499,084

CASH AND EQUIVALENTS:
Increase (decrease)	$3,342,718	$(4,234,364)	$(331,175)
Balance at beginning of year	3,714,685	7,949,049	8,280,224

Balance at end of year	$7,057,403	$3,714,685	$7,949,049

Supplemental disclosures of cash flow information

Cash received from income tax refunds, net of payments	$1,796,899	$(44,850)	$(1,340,500)

Cash paid for interest associated with seller financed notes	$209,507	$25,000	$--

Non-Cash Investing Activities

Issuance of notes payable related to acquisitions	$--	$4,200,000	$1,107,686

Issuance of stock related to acquisition of business	$--	$2,882,000	$--

The accompanying notes are an integral part of these consolidated statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company

          Manatron, Inc. and its subsidiary (the "Company" or "Manatron") primarily focus on providing software and related services to enable state and local governments in North America to completely, fairly and efficiently assess real and personal property and to bill and collect the related taxes in their jurisdictions. The Company's software manages the entire property life cycle, which includes deed recording, land records, GIS (Geographic Information System), integration, valuation, assessment administration, personal property, business licenses, cashiering, tax billing and collection, delinquents, tax sales and e-government.

          The Company's revenues are primarily generated from software license fees, professional services and sales of hardware and supplies. Professional services consist of software maintenance, data conversions, installation, training, project management, hardware maintenance, forms printing and processing, appraisal and consulting services.

          Manatron is headquartered in Portage, Michigan and has offices in Florida, Georgia, Illinois, Indiana, Minnesota, Ohio, Pennsylvania and Washington and currently serves approximately 1,300 customers in 30 states.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Manatron, Inc., and its wholly-owned subsidiary, Manatron ASIX Corporation, from the acquisition date of February 1, 2006 forward. All significant inter-company accounts and transactions have been eliminated.

          Revenue Recognition

          The Company enters into contracts with customers to sell application software; third-party software; hardware; professional services, such as data conversions, installation, training, project management, mass appraisal and consulting services; and post-contract support and maintenance ("PCS"). The Company recognizes revenue for contracts with multiple element software arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. The Company allocates the total contract amount among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence ("VSOE"). When discounts are offered in a contract, the Company utilizes the residual method, as defined in SOP 97-2, and allocates revenue to the undelivered element based on VSOE. The discount and remaining revenue are allocated to the delivered elements, which typically encompass the software and hardware components of the contract.

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

          PCS includes telephone support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. These maintenance and support fees are typically billed in advance on a monthly, quarterly or annual basis and are recognized as revenue ratably over the related contract periods.

          Billings for future services, as reflected in the accompanying consolidated balance sheets, includes PCS and services that have been billed to the customer in advance of performance.

          For contracts that include significant customization or modification of the software, or where software services are otherwise considered essential, revenue is recognized using contract accounting. Revenue from these contracts is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As of April 30, 2007 and 2006, the reserves for contract losses, as well as billed retainages outstanding, associated with revenue that has been recognized, were $393,000 and $979,000, respectively. The Company reports revenues earned in excess of billings and retainages and billings in excess of revenues earned for contracts in process at the end of each reporting period in the accompanying consolidated balance sheets.

          For its appraisal service projects, the Company recognizes revenue using the proportional performance method because the Company believes each of its projects result in one ultimate deliverable - the appraised values of all properties defined within a given contract, as well as the fact that many of these projects are implemented over a one- to three-year period and consist of various activities. Under this method of revenue recognition, the Company identifies each activity for the appraisal service project with a typical project generally calling for planning, data collection, data verification, data input, project management, abstracts and hearings. The costs for these activities are estimated and the total contract value is then allocated to each activity based on the proportion of the budgeted cost for a given activity divided by the total budgeted cost for a project. Revenue recognition occurs for each activity based upon the proportional performance method, driven primarily by output measures such as parcels or hearings complete. Actual costs are expensed in the period in which they occur.

          Reserves for doubtful accounts receivable and reserves for revenues earned in excess of billings and unbilled retainages are established based on the Company's collection history and other known risks associated with the related contracts. The Company's contracts do not typically contain a right of return and as such, as of April 30, 2007 and 2006, the Company had no reserve for returns.

          Notes receivable result from certain software contracts in which customers pay for the application software, hardware or related services over an extended period of time, generally three to five years. Interest on these notes ranges from 8% to 10%. The Company recognizes revenue related to these contracts when the related elements are delivered, since the contract terms are fixed and determinable, and the Company has a long standing history of collecting on the notes under the original payment terms without providing concessions.

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

          Cash and Cash Equivalents

          At April 30, 2007 and 2006, the Company had cash and cash equivalents of $7.1 million and $3.7 million, respectively. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

          Marketable Securities

          The Company's marketable securities are classified as available-for-sale and include investments in equity securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses, if any, included as a component of shareholders' equity. Unrealized gains and losses were insignificant during fiscal 2007, 2006 and 2005, and, accordingly, are not reported as a separate component of shareholders' equity.

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

          Inventories

          The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories consist of the following at April 30:

	2007	2006

Computer hardware and repair parts	$ 15,381	$ 28,548
Data processing supplies and purchased software products	70,678	118,252
	$ 86,059	$ 146,800

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Property and Equipment

          Additions to property and equipment are recorded at cost. Net property and equipment consists of the following at April 30:

	2007	2006

Building and improvements	$ 2,097,963	$ 2,089,633
Furniture and fixtures	833,666	872,093
Equipment and software	4,452,235	4,338,113
Vehicles	228,904	223,786
	7,612,768	7,523,625
Less-Accumulated depreciation	(5,347,799)	(4,905,037)
	$ 2,264,969	$ 2,618,588

          Depreciation of property and equipment is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are capitalized and depreciated over the life of the related lease or the estimated useful life of the improvements, whichever is shorter. Maintenance and repair costs that do not add to the economic useful lives of the property and equipment are expensed as incurred. Depreciation expense was approximately $787,000, $817,000 and $811,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

          The estimated useful lives of the assets used to compute depreciation expense for financial reporting purposes are as follows:

Asset Description	Years

Building and improvements	5-20
Furniture and fixtures	4-7
Equipment and software	3-7
Vehicles	3

          Software Development Costs

          The Company's research and development expenditures relate primarily to computer systems design, development and testing. Software development costs included in the selling, general and administrative expense line item in the accompanying consolidated statements of operation were approximately $7.4 million, $8.9 million and $7.8 million for fiscal 2007, 2006 and 2005, respectively. These amounts include the annual amortization expense associated with capitalized software, noted below.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires capitalization of software development costs incurred subsequent to the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized approximately $2,300,000, $1,563,000 and $2,077,000 of computer software development costs during fiscal 2007, 2006 and 2005, respectively.

          Amortization of software development costs is computed using the greater of the straight-line or unit cost method. While the product life-cycles historically have been in excess of ten years for state and local governments, the Company utilizes a five-year life due to the rapid pace at which technology has been changing. Accumulated amortization was approximately $3,856,000 and $2,645,000 as of April 30, 2007 and 2006, respectively. Amortization expense was approximately $1,211,000, $1,713,000 and $1,519,000, for fiscal 2007, 2006 and 2005, respectively, and is included in cost of revenues in the accompanying statements of operation.

          Effective May 1, 2006, the Company extended the useful life of its capitalized GRM® software development from three years to five years. Since GRM® is a national product, which will be implemented in many states and all of the clients will be using the same and single thread of code, the Company believes that its useful life is greater than the historic state-specific software that did not cross state boundaries. This change in accounting estimate has resulted in a reduction of software amortization expense during the current fiscal year of approximately $502,000.

          Business Reportable Segments

          The Company has one operating segment that provides software and services that enable state and local governments in North America to completely, fairly and efficiently assess real and personal property, and to bill and collect the related property taxes from its citizens.

          Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and all potentially dilutive common shares. Potentially dilutive common shares include all shares that may become contractually issuable. For the Company, potentially dilutive common shares primarily are comprised of shares issuable under employee stock option and restricted stock plans.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings (Loss) Per Share

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the fiscal years presented:

	2007		2006	2005
Numerators:
Net income (loss)	$946,080		$(4,316,659)	$2,365,654
Denominators:
Denominator for basic earnings (loss) per share, weighted average outstanding common shares (4)	4,896,086		4,463,838	4,143,173
Potentially dilutive common shares	109,661	(1)	-- (2)	305,623	(3)
Denominator for diluted earnings (loss) per share	5,005,747		4,463,838	4,448,796
Earnings (loss) per share
Basic	$.19		$(.97)	$.57
Diluted	$.19		$(.97)	$.53

(1)

Options to purchase 70,000 shares at prices ranging from $8.11 to $8.33 per share were outstanding during the year ended April 30, 2007, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock for the fiscal year and would therefore have been anti-dilutive.

(2)

Due to the loss reported for the year ended April 30, 2006, there are no potentially diluted shares included in the calculation as the effect would be anti-dilutive. However, had income been reported there would have been an additional 165,159 of potentially dilutive shares for that year.

(3)

All options outstanding for the year ended April 30, 2005 have been included within the computation as the exercise prices for all options outstanding were less than the average market price of the common stock for that year.

(4)	These amounts exclude unvested restricted stock, which was 182,200, 233,975 and 253,550 shares for the fiscal years ending April 30, 2007, 2006 and 2005, respectively.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Fair Value of Financial Instruments

          The carrying amount of the Company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to customers with similar credit ratings and remaining maturities. As of April 30, 2007 and 2006, the fair value of the notes receivable approximated the carrying value.

          Reclassifications

          Certain prior year information has been reclassified to conform to the current year presentation.

          New Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely than not" to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied in fiscal years beginning after December 15, 2006. As such the Company is required to adopt FIN 48 effective May 1, 2007. The Company has completed its assessment of the impact of FIN 48 thru April 30, 2007 and does not believe that it will have a material impact.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The company is required to adopt this new accounting guidance at the beginning of fiscal 2009. While the company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The company is required to adopt SFAS 159 at the beginning of fiscal 2009 and is in the process of evaluating the applicability and potential impact to its financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)          GOODWILL AND OTHER INTANGIBLE ASSETS

          SFAS No. 142, "Goodwill and Other Intangible Assets," requires companies to review goodwill and intangible assets with an indefinite useful life for impairment at least annually or more frequently if indicators of impairment occur. The Company's annual tests of impairment for fiscal 2007, 2006 and 2005 have indicated no impairment of goodwill. The Company performs these evaluations annually as of May 1st of each respective year.

          Intangible assets and related accumulated amortization consists of the following at April 30:

	2007	2006
Customer relationships	$2,314,486	$2,314,486
Purchased technology	1,286,200	1,286,200
Non-compete agreements	300,000	300,000
Trademarks	131,000	131,000
Total	$4,031,686	$4,031,686
Accumulated amortization	(1,790,923)	(828,751)
Acquisition intangibles, net	$2,240,763	$3,202,935

          Total amortization expense for acquisition related intangibles was $962,172, $701,168 and $224,783 for the years ended April 30, 2007, 2006 and 2005, respectively. Amortization is computed using the straight line method over the estimated useful lives of the intangible assets as follows:

Customer relationships	5 years
Purchased technology	3-5 years
Non-compete agreements	5 years
Trademark	5 years

          Estimated amortization expense for intangible assets for each of the succeeding five fiscal years is as follows:

2008	$767,388
2009	$572,604
2010	$542,604
2011	$358,167
2012	$--

          There were no changes in the carrying amount of goodwill for the year ended April 30, 2007. The changes in the carrying amount of goodwill for the year ended April 30, 2006 are as follows:

Balance as of April 30, 2005	$4,886,676
Goodwill acquired during the year associated with the acquisition of the Plexis	555,017
Goodwill acquired during the year associated with the acquisition of ASIX	6,580,692
Balance as of April 30, 2006	$12,022,385

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

          Effective June 29, 2006, the Company amended the Credit Agreement with Comerica Bank. The amendment allowed the Company to borrow up to $10 million through April 1, 2007, after which point the amount available was reduced to $8 million. In addition, the Company's debt covenants were revised to account for its financial structure subsequent to the ASIX acquisition. As of April 30, 2007, the Company had no borrowings outstanding under this credit agreement and was in compliance with its debt covenants. The Company's current Credit Agreement terminates on August 1, 2007. The Company is currently in the process of renewing its Credit Agreement under similar terms and conditions.

(4)          RENTAL COMMITMENTS

          The Company leases its regional office space under non-cancelable operating lease agreements with various terms through fiscal 2013. Total rent expense reflected in the accompanying consolidated statements of operations was approximately $1,130,000, $904,000 and $856,000 for fiscal 2007, 2006 and 2005, respectively. Future minimum rental payments due under these lease agreements are approximately as follows:

Fiscal Year	Amount

2008	$ 835,000
2009	320,000
2010	278,000
2011	201,000
2012	127,000

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)          INCOME TAXES

          The provision (credit) for income taxes for the fiscal years ended April 30, consists of the following:

	2007	2006	2005

Current	$(122,485)	$(1,894,567)	$1,176,000
Deferred	573,276	(505,688)	305,000
	$450,791	$(2,400,255)	$1,481,000

          A reconciliation of the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) and the provision (credit) for income taxes as reflected in the accompanying consolidated statements of operations for the fiscal years ended April 30, is as follows:

	2007	2006	2005

Computed tax expense (credit) using the 34% statutory rate	$475,000	$(2,284,000)	$1,308,000
Tax-exempt interest income	(22,000)	(13,000)	(13,000)
Non-deductible meals and entertainment	45,000	51,000	47,000
Federal AMT refund	(95,000)	--	--
State taxes, net of federal tax benefit	51,208	(156,000)	109,000
Other, net	(3,417)	1,745	30,000
	$450,791	$(2,400,255)	$1,481,000

          The Company also receives an income tax benefit associated with the disqualifying disposition of stock under its stock option plans described in Note 6. These tax benefits are recorded in shareholders' equity as opposed to the provision for income taxes and totaled approximately $29,000, $93,000 and $102,000 in fiscal 2007, 2006 and 2005, respectively.

          The tax effect and type of significant temporary differences that gave rise to the deferred tax assets (liabilities) as of April 30, 2007 and 2006, are approximately as follows:

	2007	2006
Deferred tax assets (liabilities):
Valuation reserves not currently deductible	$267,000	$204,000
Accrued liabilities not currently deductible	619,000	1,036,000
Software development costs expensed for tax purposes	(1,074,000)	(816,000)
Deferred compensation expense	209,000	191,000
State tax net operating loss carry forwards	109,000	120,000
Other	285,412	253,688
Net deferred tax asset	$415,412	$988,688

          The state tax net operating loss carry forward amounting to $109,000 at April 30, 2007, pertains to varies states and expires over the next 5 to 15 years.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS AND STOCK BASED COMPENSATION

The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. Both restricted stock and stock options are offered as additional incentives to directors, executive officers and other key personnel so that they will contribute to the long-term interests of the Company. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. The weighted average fair value of restricted stock granted in fiscal 2007, 2006 and 2005 was $6.79, $8.32 and $8.35. A summary of the restricted stock plans still in effect as of April 30, 2007 is as follows:

Manatron, Inc. Restricted Stock Plans	Shares Authorized	Shares Issued	Shares Available For Issuance

Manatron, Inc. Restricted Stock Plan of 1987	50,000	49,700	300

Manatron, Inc. 1994 Long- Term Incentive Plan (1)	50,000	47,250	--

Manatron, Inc. Restricted Stock Plan of 1998	100,000	99,400	600

Manatron, Inc. Restricted Stock Plan of 2000	100,000	95,600	4,400

Manatron, Inc. Executive Stock Plan of 2000	150,000	147,500	2,500

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 (2)	100,000	94,000	6,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2004 (2)	100,000	28,625	71,375

Total	650,000	562,075	85,175

(1)

The Manatron, Inc. 1994 Long-Term Incentive Plan terminated on November 22, 2003, whereby no additional options or restricted stock may be issued. However, certain options outstanding may continue to be exercised until their term expires.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS AND STOCK BASED COMPENSATION (Continued)

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

          A summary of stock option plans still in effect as of April 30, 2007, which have been approved by the shareholders, is as follows:

Manatron, Inc. Stock Option Plans	Options Authorized	Options Exercised	Options Issued and Outstanding	Options Available For Issuance

Manatron, Inc. 1989 Stock Option Plan (1)	111,283	69,106	31,100	--

Manatron, Inc. 1994 Long-Term Incentive Plan (1)	205,180	144,250	38,000	--

Manatron, Inc. 1995 Long-Term Incentive Plan (1)	500,000	447,500	29,500	--

Manatron, Inc. Stock Incentive Plan of 1999 (2)	250,000	83,400	109,400	57,200

Manatron, Inc. Executive Stock Plan of 2000	150,000	25,000	100,000	25,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2003 (3)	100,000	--	90,000	10,000

Manatron, Inc. Stock Option and Restricted Stock Plan of 2004 (3)	100,000	--	--	100,000

Manatron, Inc. 2006 Executive Stock Incentive Plan	600,000	--	430,000	170,000

Total	2,016,463	769,256	828,000	362,200

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS AND STOCK BASED COMPENSATION (Continued)

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

          Stock options issued by the Company must be priced at 100% or greater of the fair market value of the common stock on the grant date. For employees of the Company owning stock with more than 10% of the voting rights, the exercise price of the stock options must be at least 110% of the fair market value of the common stock on the grant date. The term of each option is determined by the Compensation Committee, not to exceed ten years from the date of grant. If a participant ceases to be employed for any reason other than death, disability or termination for cause, the Participant generally may exercise any vested options within ninety days of the termination date. The vesting schedules of stock option grants are at the discretion of the Compensation Committee, but typically range from three to five years.

          The Manatron, Inc. Employee Stock Purchase Plan of 2003 (the "Purchase Plan") provides for eligible employees to authorize the Company to withhold up to 10% of their base compensation for the purchase of shares of Manatron common stock. Approximately 42, or 13%, of the Company's employees participated in the Purchase Plan during fiscal 2007. The purchase price for each share is equal to 85% of the market value of the Company's common stock on the day of the purchase. Shares are purchased on the last day of each calendar quarter. In addition, the market value of shares purchased by a participant cannot exceed $25,000 in any one year. A total of 75,000 shares were reserved for issuance under the Purchase Plan. During fiscal 2007, 2006 and 2005, employees purchased 15,082, 10,812 and 7,989 shares, respectively. The weighted average market value of shares purchased was $7.52, $6.84 and $7.55 in fiscal 2007, 2006 and 2005, respectively. As of April 30, 2007, there were 31,473 shares of Company common stock available for purchase under the Purchase Plan. During fiscal 2007, approximately $17,000 was charged to expense by the Company related to shares purchased under the Purchase Plan. Since the inception of the Company's first stock purchase plan in 1987 and through April 30, 2007, a total of 199,943 shares have been purchased under current and prior stock purchase plans by participants at prices ranging from $1.27 to $8.37 per share.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS AND STOCK BASED COMPENSATION (Continued)

          Stock Based Compensation

          Effective May 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") using the modified-prospective-transition method. Under SFAS 123(R), a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. As a result of this adoption, the Company incurred approximately $266,000 of additional compensation expense and decreased net income by $180,162 or $0.04 per diluted share for the year ended April 30, 2007. Also, the impact of adopting SFAS 123(R) increased cash flows from operating activities by $266,000 and increased cash flows from financing activities by approximately $30,000 for the year ended April 30, 2007.

          Total share-based expense recognized in the Statement of Operations for the year ended April 30, 2007 was as follows:

Restricted stock	$520,889
Stock options	249,039
Employee stock purchase plan	16,957
Total share-based compensation expense	$786,885

          There were no stock options granted by the Company during fiscal 2006. The fair value of each stock option granted in fiscal 2007 and 2005 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2005
Risk Free Interest Rate	4.55%	3.71%
Expected Life	5 years	5 years
Expected Volatility	37.79%	64.76%
Expected Dividend Yield	--	--

          Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation to employees under stock option plans using the intrinsic value method presented in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." As a result, no compensation cost was recognized with respect to options granted to employees based on their fair value at the measurement date, which is typically the grant date. Had compensation costs for these option grants been recognized in accordance with SFAS 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows for the fiscal years ended April 30:

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS AND STOCK BASED COMPENSATION (Continued)

	2006	2005
Net income (loss) as reported:	$(4,316,659)	$2,365,654
Compensation expense,
net of tax - fair value method	(49,700)	(726,932)
Pro forma net income (loss)	$(4,366,359)	$1,638,722

Basic earnings (loss) per share:
As reported	$(.97)	$.57
Pro forma	$(.98)	$.40

Diluted earnings (loss) per share:
As reported	$(.97)	$.53
Pro forma	$(.98)	$.37

          Restricted Stock Awards

          Activity under the Company's Restricted Stock Plan for the year ended April 30, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at May 1, 2006	233,975	$7.84
Granted	17,300	6.79
Vested	(69,075)	(7.60)
Unvested balance at April 30, 2007	182,200	$7.83

          As of April 30, 2007, there was $991,706 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under restricted stock award plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the year ended April 30, 2007 was $484,000.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS AND STOCK BASED COMPENSATION (Continued)

          A summary of the status of all the Company's stock option plans still in effect at April 30, 2007, 2006 and 2005 including changes during the years then ended is presented in the table below.

	2007			2006
	Shares	Weighted Average Exercise Price	Exercise Prices	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	443,200	$5.89	$1.56 to $8.33	594,900	$5.13	$1.56 to $8.33

Granted	430,000	$6.86	$6.86	--

Exercised	32,200	$2.37	$1.56 to $4.62	(148,100)	$2.98	$1.62 - $6.75

Forfeited	13,000	$6.47	$4.63 to $6.81	(600)	$4.62	$4.62

Expired	--	--	--	(3,000)	$1.62	$1.62

Outstanding at end of year	828,000	$6.54	$1.81 to $8.33	443,200	$5.89	$1.56 to $8.33

Exercisable at end of year	462,500	$6.29	$1.81 to $8.33	443,200	$5.89	$1.56 to $8.33

Aggregate Intrinsic Value (1)	$2,161,461

Weighted average of fair value of options granted during the fiscal year	$2.78				NA

	2005
	Shares	Weighted Average Exercise Price	Exercise Prices
Outstanding at beginning of year	676,850	$4.74	$1.56 - $8.11

Granted	45,000	$8.33	$8.33

Exercised	(122,350)	$4.12	$1.62 - $7.00

Forfeited	(2,600)	$6.11	$3.99 - $6.75

Expired	(2,000)	$4.09	$3.00 - $5.19

Outstanding at end of year	594,900	$5.13	$1.56 to $8.33

Exercisable at end of year	586,004	$5.22

Aggregate Intrinsic Value (1)

Weighted average of fair value of options granted during the fiscal year		$4.78

(1)  The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure. The total intrinsic value of options exercised during the year ended April 30, 2007 was $162,000.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)          EMPLOYEE STOCK PLANS AND STOCK BASED COMPENSATION (Continued)

          A summary of the required information for options outstanding and exercisable under the Company's stock option plans at April 30, 2007 at various price ranges is as follows:

	Outstanding and Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

$1.56 - $4.00	50,000	3.62	$3.06

$4.01 - $5.25	57,100	4.04	$4.36

$5.26 - $6.75	169,900	3.18	$6.50

$6.76 - $6.99	449,000	9.12	$6.86

$7.00 - $8.33	102,000	6.31	$7.91

(7)          EMPLOYEE BENEFIT PLANS

          The Company's retirement plan consists of an Employee Stock Ownership Plan ("ESOP"), profit sharing, and 401(k) plan covering substantially all of its employees. Company contributions to the profit sharing plan, which are subject to the discretion of the Board of Directors, were essentially discontinued when the ESOP component of the retirement plan was added in 1995. Accordingly, no profit sharing contributions were approved for the years ended April 30, 2007, 2006 and 2005.

          The Board of Directors has not approved a contribution to the ESOP plan for the years ended April 30, 2007, 2006 or 2005. As of December 31, 2006, there were 117,476 shares of the Company's stock held within the ESOP Plan. The Company intends to discontinue future contributions to the ESOP and focus on improving its 401(k) employer match.

          The Company's 401(k) plan allows eligible employees to contribute to the plan on a pretax basis, subject to certain IRS limitations. This money is deposited into a trust in which the employee has a number of investment alternatives. The Company provides a matching contribution equal to 25% of employee contributions not to exceed 1.25% of an employee's gross pay in a calendar year. Company matching contributions charged to expense for the fiscal years ended April 30, 2007, 2006 and 2005, were approximately $220,000, $186,000 and $157,000, respectively.

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

          Effective January 1, 2002, the Board of Directors approved the Manatron, Inc. Supplemental Executive Retirement Plan (the "Plan") for certain executive officers and employees of the Company. Under this nonqualified Plan, the Company is obligated to contribute 5% of a participant's annual cash compensation to a Rabbi trust on behalf of the participants for a period of ten years. One-third of the contribution will become vested immediately when granted, the remaining two-thirds of the contribution will vest in equal increments over the next two years, on the first and second anniversaries of the grant date. Participants may also elect to make pre-tax contributions to the trust. Payments will begin on January 1st following the later of (i) a participant's termination of employment; or (ii) the participant's 55th birthday. The total amount charged to expense in fiscal 2007, 2006 and 2005 was approximately $55,000, $55,000 and $47,000, respectively.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8)          SHAREHOLDER RIGHTS PLAN (Continued)

          Additionally, if the Company subsequently engages in a merger or other business combination transaction in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if 50% or more of the Company's assets or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. Alternatively, in the event that, anytime following exercise of the Rights, an Acquiring Person (as defined in the Rights Agreement between the Company and Registrar and Transfer Company (the "Rights Agreement") were to acquire the Company by means of a reverse merger in which the Company and its stock survive, or were to engage in certain "self-dealing" transactions, or were to acquire 30% of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock deemed fair by the Company's Board of Directors as provided in the Rights Agreement), each Right not owned by such Acquiring Person (whose Rights would thereafter be void) would become exercisable for the number of shares of common stock which, at that time, would have a market value of two times the then exercise price of the Right. Prior to a person becoming an acquiring person, the Rights may be redeemed at a redemption price of $0.01 per Right, subject to adjustment. The Rights are subject to amendment by the Board and will expire on June 15, 2007. As of April 30, 2007, no rights have become exercisable.

          Effective June 15, 2007, the Company's Board of Directors approved a new Shareholder Rights Plan with similar terms and conditions as the expiring plan, with the exception that the exercise price of the Rights was increased to $40, each share of Preferred Stock purchasable upon exercise of the Rights will have a minimum preferential quarterly dividend of $4 per share and in the event of liquidation, the holders of Preferred Stock will receive a minimum preferred liquidation payment of $80 per share. Additionally, the percentages associated with the Rights being exercisable have been increased from 15% to 20% and the term of the plan was reduced from ten to five years.

(9)          SALE OF PRODUCT LINE

          Effective May 31, 2004, the Company sold substantially all of the assets and transferred certain liabilities associated with its Judicial product line to MAXIMUS, Inc. for approximately $2.3 million. Software license fees, professional services and recurring support revenues from the Company's Judicial product line represented approximately 4% of the Company's total revenue. This divestiture included all of the Company's Gavel and WRITS products, including case management, court accounting, prosecution management, probation tracking, jury management, child support and related judicial software. The Company received $1.8 million in cash and MAXIMUS, Inc. assumed the liabilities for approximately $500,000 relating to the existing software support contracts on May 31, 2004. This sale resulted in a gain of $2,237,157 that was recognized in the three month period ended July 31, 2004 and is also included in the accompanying consolidated statement of operations for the fiscal year ended April 30, 2005.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          ACQUISITIONS

          Effective February 1, 2006, the Company acquired ASIX Inc. ("ASIX"). The purchase price for ASIX was approximately $11 million consisting of $4.2 million in cash, 436,500 shares of Manatron common stock and $3.8 million in promissory notes bearing interest at 5% with $2.2 million, $1.2 million, $200,000 and $200,000 due on February 1, 2007, 2008, 2009 and 2010, respectively. The stock purchase agreement also contains an earn out provision of up to $1 million if certain revenue thresholds are met in the California market during the six years following the acquisition, which will be recorded as additional goodwill if paid.

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

          Founded in 1991, ASIX designed, developed and marketed Ascend™, a comprehensive client/server-based assessment administration and property tax billing and collection system that was installed in 16 counties in Colorado, Illinois, Minnesota, Missouri, Nevada, Oregon and Washington at its time of acquisition. ASIX also provided professional services including installation, training, project management, data conversions and on-going support in connection with sales of its property tax software.

          For the year ended December 31, 2005, ASIX generated audited revenues of $7.4 million and pretax income of approximately $1.3 million.

          This acquisition was accounted for under the purchase method of accounting. The operating results of ASIX are included in the Company's results of operations from the date of acquisition. The following unaudited pro forma consolidated results of operations for the years ended April 30, 2006 and 2005 assumes the acquisition of ASIX occurred as of the beginning of each respective year.

	Year Ended April 30, 2005	Year Ended April 30, 2006

Revenue	$46,447,160	$41,833,447
Net income (loss)	1,998,829	(3,622,500)

Earnings (loss) per share:
Basic	.44	(.81)
Diluted	.41	(.81)
Weighted Average Shares Outstanding
Basic	4,589,273	4,463,838
Diluted	4,894,896	4,463,838

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

          The purchase price was allocated to the assets acquired and liabilities assumed according to estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for ASIX at the acquisition date.

Cash and investments	$3,279,509
Other current assets	1,193,837
Property plant & equipment	43,000
Intangible assets	2,038,000
Goodwill	6,580,690
Current liabilities	(2,181,122)
Total purchase price	$10,953,914

          The total value of goodwill will be deductible for tax purposes over a 15 year period.

          Effective November 1, 2005, the Company acquired substantially all of the assets of the Plexis Group, LLC ("Plexis") and assumed the support and maintenance obligations of its software contracts for approximately $1 million. The cash outlay for this transaction included an initial payment of $600,000 which was paid on November 1, 2005 and two additional payments of $200,000 which were originally due on November 1, 2006 and 2007, respectively, but were paid early during the first quarter of fiscal 2007. The excess of the purchase price over the net book value of assets acquired of $1,080,000 was allocated to intangible assets. Specifically, $525,000 was allocated to customer relationships, which will be amortized over a five-year period. The remaining $555,000 was allocated to goodwill.

          Formed in 2000 as a subsidiary of Beam, Longest & Neff, LLC, a 50-year-old engineering company, Plexis was an Indiana-based company that had long standing relationships with 20 Indiana counties, 13 of whom were current Computer Assisted Mass Appraisal (CAMA) software clients as of the acquisition date. Plexis also provided property tax and Geographic Information Systems (GIS) software and related services.

          Historical annual revenues from the client base acquired ranged from $1.5 million to $1.8 million, of which $550,000 was recurring from ongoing software support and map hosting contracts.

          This acquisition was accounted for under the purchase method of accounting. The operating results of Plexis are included in the Company's results of operations from the date of acquisition. The acquisition of Plexis was not significant to the Company's operating results, and thus pro forma results are not presented.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)          ACQUISITIONS (Continued)

          Effective November 1, 2004, the Company acquired substantially all of the assets of VisiCraft Systems, Inc. and assumed the support and maintenance obligations of its software contracts for approximately $1.2 million. In addition, the Company entered into five-year non-compete agreements with the three prior owners totaling $300,000. The total cash outlay for this transaction was $300,000 per year for five years. While the Company was not required to pay interest on these amounts, it has been imputing interest at 5% annually. The present value of the remaining payments are reflected as a current and long-term note payable in the accompanying consolidated balance sheets. The excess of the purchase price over the net book value of assets acquired of $1,168,686 was allocated to other intangible assets, specifically customer relationships and purchased technology.

          Founded in 1999, VisiCraft had contracts for its Windows-based VCS Property Tax Collection System with 23 counties and three cities in Georgia as of the acquisition date. During this time, VisiCraft built a wealth of experience related to property tax design, development, implementation and support. All five of VisiCraft's employees remained with the Company following the acquisition.

          This acquisition was accounted for under the purchase method of accounting. In addition to the non-compete agreements noted above, the Company recorded an additional $1.1 million of intangible assets associated with this acquisition related to customer lists and purchased technology. These assets are being amortized over a three-year period. The operating results of VisiCraft are included in the Company's results of operations from the date of acquisition. The acquisition of Visicraft was not significant to the Company's operating results, and thus pro forma results are not presented.

          The Company has executed several seller financed notes payable in connection with its recent acquisitions of VisiCraft and ASIX with the following maturities:

	Fiscal 2008	Fiscal 2009	Fiscal 2010

VisiCraft Systems, Inc.	$300,000	$253,193	--

ASIX Inc.	1,200,000	200,000	200,000

Total	$1,500,000	$453,193	$200,000

(11)          RESTRUCTURING CHARGE

          In response to the Company's unsatisfactory financial results for fiscal 2006, effective April 26, 2006, the Company made strategic workforce reductions. As a result of the reductions, sixty-two positions were eliminated. In connection with the reorganization, the Company incurred charges which were primarily associated with employee severance costs and related fringe benefits of approximately $532,000 before income taxes, all of which was accrued as of April 30, 2006. The Company fulfilled all severance related obligations during fiscal 2007. As such there is no remaining accrual at April 30, 2007.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

          The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of April 30, 2007, the Company had approximately $34.0 million in outstanding performance bonds which are anticipated to expire within the next 33 months.

          The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses - Accounts Receivable

	Fiscal Years Ended April 30,
	2007	2006	2005

Balance at beginning of year	$503,000	$593,000	$747,000

Additions charged to costs and expenses	384,000	124,000	121,000

Deductions for accounts charged off or recoveries	(189,000)	(214,000)	(275,000)

Balance at end of year	$698,000	$503,000	$593,000

(1)

For the fiscal year ended April 30, 2007, this amount includes the reclassification of approximately $322,000 from the Company's cost to compete reserve. As a result the direct charge to expense resulting from write offs was approximately $62,000.

EXHIBIT INDEX

Exhibit Number	Document

2.1

Stock Purchase Agreement by and among the Company and each Shareholder of ASIX Inc., dated February 1, 2006. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006, and incorporated herein by reference.

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

4.3

Rights Agreement dated June 16, 2007, between Manatron, Inc. and Registrar and Transfer Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 19, 2007, and incorporated herein by reference.

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

10.2	Manatron, Inc. 1989 Stock Option Plan.*

10.3	Manatron, Inc. 1994 Long-Term Incentive Plan.*

10.4	Manatron, Inc. 1995 Long-Term Incentive Plan.*

i

10.5	Restricted Stock Plan of 1998.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2004, and incorporated herein by reference.

10.6	Manatron, Inc. Stock Incentive Plan of 1999.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.7

Manatron, Inc. Restricted Stock Plan of 2000.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2006, and incorporated herein by reference.

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

10.12

Manatron, Inc. 2006 Executive Stock Incentive Plan.* Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders held October 5, 2006, and incorporated herein by reference.

10.13

Manatron, Inc. Amended and Restated Supplemental Executive Retirement Plan of 2002.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003, and incorporated herein by reference.

10.14	Executive Employment Agreement with Randall L. Peat.*

10.15

Employment Agreement between Manatron, Inc. and Paul R. Sylvester, as amended July 22, 2004.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2005, and incorporated herein by reference.

10.16	Employment Agreement between Manatron, Inc. and Early L. Stephens, as amended on July 22, 2004 and March 8, 2007.*

10.17	Employment Agreement between Manatron, Inc. and Krista L. Inosencio, as amended on July 22, 2004 and March 8, 2007.*

10.18	Employment Agreement between Manatron, Inc. and George William McKinzie, dated May 1, 2005, as amended on March 8, 2007.*

10.19	Employment Agreement between Manatron, Inc. and Mary N. Gephart, as amended on July 22, 2004 and March 8, 2007.*

10.20	Employment Agreement between Manatron, Inc. and Marty A. Ulanski dated August 1, 2004, as amended on March 8, 2007.*

10.21	Form of Indemnity Agreement.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended April 30, 2004, and incorporated herein by reference.

10.22

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

10.24	Form of Incentive Stock Option Agreement.* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2005, and incorporated herein by reference.

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

10.27

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