Form 10-Q
period 2007-07-31
MANATRON INC
filed 2007-09-13
CIK 798736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

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

On September 13, 2007, there were 5,103,585 shares of the registrant's common stock, no par value, outstanding.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be exhaustive; many other factors, including the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended April 30, 2007, could impact our business and it is impossible to predict with any accuracy which factors could adversely affect the Company. Although we believe that the forward-looking statements contained in this Report are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2007	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,136,787	$7,057,403
Marketable securities	--	495,146
Restricted cash (See Note 6)	1,200,000	--
Accounts receivable, net	6,544,910	5,498,816
Income tax receivable	346,075	346,075
Revenues earned in excess of billings on long-term contracts	5,673,767	4,813,083
Unbilled retainages on long term contracts	687,746	745,409
Notes receivable	270,428	256,874
Inventories	90,386	86,059
Deferred tax assets	1,002,412	1,002,412
Other current assets	534,926	387,312

Total current assets	21,487,437	20,688,589

NET PROPERTY AND EQUIPMENT	2,209,559	2,264,969

OTHER ASSETS:
Notes receivable, less current portions	158,816	98,770
Computer software development costs, net of accumulated amortization	4,073,665	3,699,498
Goodwill	12,022,385	12,022,385
Intangible assets, net of accumulated amortization	2,000,220	2,240,763
Other, net	318,678	318,678
Total other assets	18,573,764	18,380,094
Total assets	$42,270,760	$41,333,652

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$855,621	$676,435
Current portion of notes payable	1,500,000	1,500,000
Billings in excess of revenues earned on long-term contracts	1,468,577	1,198,357
Billings for future services	8,306,421	9,275,681
Accrued liabilities	3,445,000	2,698,864
Total current liabilities	15,575,619	15,349,337

DEFERRED INCOME TAXES	587,000	587,000
LONG-TERM PORTION OF NOTES PAYABLE	667,875	653,193
LONG-TERM DEFERRED COMPENSATION	241,533	227,535

SHAREHOLDERS' EQUITY:
Common stock	17,350,835	17,066,189
Retained earnings	7,847,898	7,450,398
Total shareholders' equity	25,198,733	24,516,587
Total liabilities and shareholders' equity	$42,270,760	$41,333,652

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended July 31,
	2007	2006
NET REVENUES	$10,350,093	$10,722,459

COST OF REVENUES	5,412,813	6,080,203

Gross profit	4,937,280	4,642,256

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,371,311	4,582,177

Income from operations	565,969	60,079

OTHER INCOME, NET	77,531	23,062

Income before provision for income taxes	643,500	83,141

PROVISION FOR INCOME TAXES	246,000	31,600

NET INCOME	$397,500	$51,541

BASIC EARNINGS PER SHARE	$.08	$.01

DILUTED EARNINGS PER SHARE	$.08	$.01

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,936,399	4,875,851

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,104,367	4,935,628

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$397,500	$51,541
Adjustments to reconcile net income to net cash
and equivalents used for operating activities:
Depreciation expense	176,760	212,907
Amortization expense	569,559	648,686
Deferred stock compensation expense	182,026	126,446
Decrease (increase) in current assets:
Accounts and notes receivables, net	(1,119,694)	201,532
Federal income tax receivable	--	221,422
Revenues earned in excess of billings and
retainages on long-term contracts	(803,021)	(179,076)
Inventories	(4,327)	(84,193)
Other current assets	(132,932)	(166,411)
Decrease (increase) in current liabilities:
Accounts payable and accrued liabilities	939,320	(272,421)
Billings in excess of revenues earned on
long-term contracts	270,220	(648,268)
Billings for future services	(969,260)	(1,313,367)
Net cash and equivalents used for
operating activities	(493,849)	(1,201,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(121,348)	(108,817)
Investments in computer software development	(703,183)	(456,262)
Escrowed payment on purchase of business (See Note 6)	(1,200,000)	--
Sale of marketable securities	495,146	--
Other, net	--	7,715
Net cash and equivalents used for investing
activities	(1,529,385)	(557,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	131,252	48,382
Repurchases of common stock	(28,634)	(19,394)
Payments on notes payable	--	(400,000)
Net cash and equivalents provided by (used for) financing activities	102,618	(371,012)

CASH AND EQUIVALENTS:
Decrease in cash and equivalents	(1,920,616)	(2,129,578)
Balance at beginning of period	7,057,403	4,209,831
Balance at end of period	$5,136,787	$2,080,253

Cash paid for income taxes, net	$16,357	$(205,854)
Cash paid for interest associated with seller financed notes	$--	$19,507

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
_________________________

(1)          GENERAL INFORMATION

The condensed consolidated financial statements included in this Form 10-Q have been prepared by Manatron, Inc. ("Manatron" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2007, as filed with the Securities and Exchange Commission on July 18, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of July 31, 2007, (b) the results of its operations for the three months ended July 31, 2007 and 2006, and (c) the cash flows for the three months ended July 31, 2007 and 2006. The balance sheet as of April 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $393,000 and $663,000 as of July 31, 2007 and 2006, respectively.

For its real estate appraisal services projects, the Company recognizes revenue using the proportional performance method because the Company believes each of its projects result in one ultimate deliverable - the appraised values of all properties defined within a given contract, as well as the fact that many of these projects are implemented over a one- to three-year period and consist of various activities. Under this method of revenue recognition, the Company identifies each activity for the appraisal services project with a typical project generally calling for planning, data collection, data verification, data input, project management, abstracts and hearings. The costs for these activities are estimated and the total contract value is then allocated to each activity based on the proportion of the budgeted cost for a given activity divided by the total budgeted cost for a project. Revenue recognition occurs for each activity based upon the proportional performance method, driven primarily by output measures such as parcels or hearings complete. Actual costs are expensed in the period in which they occur.

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

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of July 31, 2007 and 2006, the reserve for returns was not material.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely than not" to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 was required to be applied in fiscal years beginning after December 15, 2006. As such the Company implemented FIN 48 effective May 1, 2007. There was no significant impact as a result of this implementation as the Company has no unrecognized tax benefits. For the majority of tax jurisdictions, the Company is no longer subject to US Federal, state or local income tax examinations by tax authorities for years before 2004. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. However, as of July 31, 2007, the Company had no accrual or provision associated with interest and/or penalties related to income tax matters.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The Company is required to adopt this new accounting guidance at the beginning of fiscal 2009. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company is required to adopt SFAS 159 at the beginning of fiscal 2009 and is in the process of evaluating the applicability and potential impact to its consolidated financial statements.

(2)          STOCK-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)") using the modified-prospective-transition method. Under SFAS 123(R) a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

Stock Options

The following activity occurred under the Company's option plans for the three months ended July 31, 2007:

	Stock Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

April 30, 2007	828,000	$6.54	4.87 years	$2,161,461
Granted	--	--
Exercised	(22,700)	4.78
Forfeited or expired	--	--
July 31, 2007	805,300	$6.57	6.68 years	$1,756,685

Exercisable at July 31, 2007	439,800	$6.33	4.63 years	$1,065,890

(1)

The aggregate intrinsic value of options outstanding as of July 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure. The total intrinsic value of options exercised during the three months ended July 31, 2007 was $90,000.

Cash received from option exercises and share issuances under the Stock Purchase Plan was $131,000 for the three months ended July 31, 2007.

Restricted Stock Awards

Activity under the Company's Restricted Stock Plan for the three month period ended July 31, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at April 30, 2007	182,200	$7.83
Granted	--	--
Vested	(22,000)	(6.80)
Forfeited	(2,608)	(7.16)
Unvested balance at July 31, 2007	157,592	$7.91

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (Continued)

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Statement of Income for the three months ended July 31, 2007 and 2006 was as follows:

	2007	2006
Stock options	$59,769	$3,966
Restricted stock	118,247	122,480
Employee stock purchase plan	4,010	--
Total share-based compensation expense	$182,026	$126,446

The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. When shares are granted, the related expense was previously reflected as deferred compensation in shareholders' equity in the accompanying condensed consolidated balance sheets. However, with the implementation of SFAS 123(R) these amounts, which equated to approximately $855,000 at July 31, 2007, have been reclassified and are now included within the common stock caption in the accompanying condensed consolidated balance sheets. The related compensation expense is still being amortized to expense over the applicable vesting periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended July 31,
	2007		2006

Numerators:
Net income	$397,500		$51,541

Denominators: Denominator for basic earnings per share, weighted average outstanding common shares (1)	4,936,399		4,875,851

Potential dilutive shares	167,968	(2)	59,777	(3)

Denominator for diluted earnings per share	5,104,367		4,935,628

Earnings Per Share:
Basic	$.08		$.01
Diluted	$.08		$.01

(1)	These amounts exclude unvested restricted stock, which amounted to 157,592 shares as of July 31, 2007 and 223,975 shares as of July 31, 2007.
(2)

All vested options outstanding for the three months ended July 31, 2007 have been included within the computation as the exercise prices for all options outstanding were less than the average market price of the common stock for that year.

(3)

Options to purchase 253,900 shares of common stock at prices ranging from $6.75 to $8.33 per share that were outstanding for the three months ended July 31, 2007, have been excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock for this period.

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

Founded in 1991, ASIX designed, developed and marketed Ascend, a comprehensive client/server-based assessment administration and property tax billing and collection system that was installed in 16 counties in Colorado, Illinois, Minnesota, Missouri, Nevada, Oregon and Washington at its time of acquisition. ASIX also provided professional services including installation, training, project management, data conversions and on-going support in connection with sales of its property tax software.

This acquisition has been accounted for under the purchase method of accounting. The operating results of ASIX have been included in the Company's results of operations from the date of acquisition.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of July 31, 2007, the Company had approximately $31.5 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

The Company utilizes subcontractors at times to help complete contractual obligations; however, the Company is still ultimately responsible for the performance of the subcontractors.

(6)          SUBSEQUENT EVENTS

On August 1, 2007, the Company acquired substantially all of the assets of Sigma Systems Technology, Inc. ("Sigma") and assumed the obligations of its current software maintenance contracts. The total purchase price was approximately $1.3 million, of which $1.2 million was placed into escrow on July 31, 2007.

Founded in 1983, Sigma has developed and marketed Computer Assisted Mass Appraisal (CAMA) software, as well as a number of data management tools for real and personal property valuation. Sigma serves more than 25 government jurisdictions in the United States, Canada, the U.S. Virgin Islands, and South Africa. Sigma's revenues from software license fees and services were approximately $1.1 million for the year ended December 31, 2006, of which approximately $450,000 was from recurring software maintenance.

On September 1, 2007, the Company acquired substantially all of the assets and assumed certain liabilities associated with the Records Management Solutions Business of Hart InterCivic, Inc. ("Hart") for approximately $4.8 million. Hart provides document management and workflow automation through its suite of records management applications tailored for the County Recorder's office. Hart's A2 software product, built on the Microsoft.NET Framework, serves as the County Recorder's "enterprise" system, handling all main functions contained in a typical document recording workflow.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(6)          SUBSEQUENT EVENTS (Continued)

The Records Management Solutions Business includes more than 50 municipalities in 13 states, including King County, Washington (Seattle); Mecklenburg County, North Carolina (Charlotte); and Wayne County, Michigan (Detroit).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to receivable allowances, long-term service contracts, intangible assets, contingencies and litigation. As these are condensed consolidated financial statements, reference should be made to the Company's Form 10-K Annual Report for the year ended April 30, 2007, for expanded information about the Company's critical accounting policies and estimates.

Results of Operations

The Company's business is focused on providing software and services to enable state and local governments in North America to completely, fairly and efficiently assess real and personal property, and to bill and collect the related property taxes in their jurisdictions. The Company's software manages the entire property life cycle, which includes deed recording, land records, GIS integration, valuation, assessment administration, personal property, business licenses, cashiering, tax billing and collection, delinquent and tax sales and e-government.

The Company's revenues are generated from software license fees, software maintenance fees, professional services and sales of hardware, forms and supplies. Professional services consist of data conversions, installation, training, project management, hardware maintenance, forms processing and printing, consulting and appraisal services.

For simplicity purposes, many of the numbers described below are rounded; however, the percentage variations are based upon the actual amounts.

Total net revenues of $10.4 million for the three months ended July 31, 2007 decreased by $372,000 or 3.5% from the $10.7 million reported for the three months ended July 31, 2006. This decrease was primarily driven by a reduction in appraisal professional services, partially offset by an increase in application license fees and software maintenance revenue. Excluding appraisal services revenues, the Company's revenues increased by 11.1% for the current quarter versus the comparable prior year quarter.

Revenue associated with appraisal professional services has decreased by $1.3 million from $2.0 million to $717,000 for the three months ended July 31, 2006 and 2007, respectively. Appraisal services revenue continues to be soft and the Company expects this trend to continue. While the revenue is down, the projects the Company undertakes continue to be executed with reasonable margins, as the Company continues to aggressively manage the cost structure. The appraisal services market is becoming more saturated, and as such the price points are reducing. The Company expects to pursue only those projects that allow appropriate margins to be attained.

Software license fees increased by $504,000 or 49.9% for the three months ended July 31, 2007 versus the three months ended July 31, 2006, from $1.0 million to $1.5 million. This increase was driven by the continued GRM® implementation activity and implementations within the Company's core Ohio market. The Company took the City of Virginia Beach live on GRM Tax during July 2007. The Company now has GRM Tax live and operational on the same line of code in the following four states: Alaska, Georgia, Idaho and Virginia. In addition, during the first quarter of fiscal 2007, the Company signed its second GRM contract within Virginia, with the City of Roanoke for approximately $500,000.

The GRM suite of software is a feature-rich, fully-integrated enterprise-level solution that has enabled the Company's clients to not only replace their legacy systems, but to realize significant efficiencies and cost savings, provide more and modern services to their constituents and, in most cases, to collect additional tax revenues, which will more than offset the cost of the GRM system. The rollout of this new, next generation national product has been a key pillar in the Company's growth strategy. It is providing a competitive edge in the market as few, if any other, companies currently have a similar product suite. Historically, the Company had unique tax products for each state that it did business in. This required separate sales, marketing, development, and support initiatives. The Company expects to realize significant cost savings and economies of scale as it continues to market and implement GRM.

Although, the Company has experienced a reduction in appraisal activity in Ohio, this has had no impact on the sale and implementation of software. Implementations of CAMA and Tax software within Ohio were very strong for the three months ended July 31, 2007 and are anticipated to continue to be very positive for the remainder of fiscal 2008.

Recurring software maintenance fees increased by $494,000 or 11.4% to $4.8 million for the three months ended July 31, 2007 over the prior year comparable period. This increase was driven by two factors. First, annual price increases took effect, which averaged 7% for the Company over the prior year levels. Second, new maintenance agreements have begun on several GRM and core market implementations which have gone live since the first quarter of the prior fiscal year.

Software license fees and professional services revenues can vary significantly from quarter to quarter or year to year, as they are primarily driven by the Company's backlog, new sales and the timing of the related software implementations. In addition, many of the larger and more complex jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than a year to fully implement and a number of these contracts are accounted for using the percentage of completion method, which results in the license revenues being recognized over the implementation period.

As of July 31, 2007, the Company's backlog was $19.3 million compared to $17.3 million at July 31, 2006. However, the amounts for both periods include $2.8 million contracted with Unisys, related primarily with the second phase of the project with the City of Baltimore that the Company believes may not be realized in the future. The $2.0 million backlog increase is primarily due to a higher level of signed contracts during the twelve months ended July 31, 2007 which equated to $20.3 million in comparison to the $18.3 million in sales received for the twelve months ended July 31, 2006.

These backlog amounts are exclusive of the Company's recurring revenue from software maintenance, hardware maintenance and printing and processing contracts, which currently stands at approximately $22 million on an annualized basis.

Cost of revenues decreased by $667,000 or 11.0% from $6.1 million to $5.4 million for the three months ended July 31, 2007 compared to the three months ended July 31, 2006. This reduction was almost entirely driven by a decrease in outsourced labor. Outsourced labor decreased by $651,000 or 48.0% from $1.4 million for the three months ended July 31, 2006 to $706,000 for the three months ended July 31, 2007. The prior year first quarter included $352,000 of outsourced labor associated with the City of Baltimore implementation while the current quarter had none. The Company has not incurred any additional expense associated with this project since the first quarter of the prior fiscal year.

An additional $180,000 reduction in outsourced labor is due to a reduction in outsourced consulting services. The remaining decrease has resulted from the completion of various projects in which the Company required third party assistance as well as the Company's focus to execute new contractual obligations with internal resources.

The Company's gross margins have increased to 47.7% for the three months ended July 31, 2007 compared to 43.3% for the prior year first quarter. The margin improvement is due to a favorable change in the mix of revenues with more license fees as well as the Company's efforts to reduce costs, specifically outsourced labor. The Company believes the current three month margin is representative of the margins that will be reported for the balance of fiscal 2008.

Selling, general and administrative expenses decreased $211,000 or 4.6% to $4.4 million for the three months ended July 31, 2007 from $4.6 million for the three months ended July 31, 2006. This decrease is primarily associated with reduced labor costs that have occurred since July 31, 2006 within the Company's sales and administrative organizations as well as the reallocation of individuals from administrative roles to billable project activities.

As a result of the factors noted above, the Company's operating income increased by $506,000 to $566,000 for the three months ended July 31, 2007.

Net other income increased by $54,000 to $78,000 for the three months ended July 31, 2007. These amounts primarily consist of interest earned on the Company's cash balances and rental income on a portion of the Company's office space offset by interest expense. The increase from the prior year is due to decreased interest expense associated with seller financed notes on the Company's acquisitions as the Company made significant payments on these notes during the last 12 months.

The Company's provision for income taxes generally fluctuates with the level of pretax income. The effective tax rate was 38% for the three months ended July 31, 2007 and 2006, which is comprised of 34% for federal taxes and 4% for various state taxes. The Company anticipates that the effective rate for the balance of fiscal year 2008 will remain at approximately 38%.

The Company reported net income of $397,500 or $0.08 per diluted share for the three months ended July 31, 2007 versus net income of $51,541 or $0.01 per diluted share for the three months ended July 31, 2006.

Diluted weighted average outstanding common shares increased by approximately 169,000 shares for the three months ended July 31, 2007 over the prior year comparable period. This increase was primarily due to issuances under the Company's various stock plans.

Financial Condition and Liquidity

At July 31, 2007, the Company had working capital of $5.9 million compared to $5.3 million at April 30, 2007. These levels reflect current ratios of 1.38 and 1.35, respectively. The improvement in working capital is directly related to the Company's improved operating results.

Shareholders' equity at July 31, 2007 increased by $682,000 to $25.2 million from the balance reported at April 30, 2006 as a result of $397,500 of net income for the three months ended July 31, 2007 as well as $131,000 of employee stock purchases and $182,000 of deferred stock compensation expense. These increases were slightly offset by $29,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting. Book value per share has increased to $4.93 as of July 31, 2007 from $4.82 at April 30, 2007. Book value per share is calculated by dividing total shareholders' equity by total shares outstanding at the end of each respective period.

Net capital expenditures increased slightly by $13,000 to $121,000 for the three months ended July 31, 2007. Current and prior year capital expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM software suite, as well as software products in its core markets of Florida, Indiana and Ohio. Total research and development costs included in expense were $1.7 million for the three months ended July 31, 2007 compared to $1.9 million for the three months ended July 31, 2006. These amounts include

$329,000 and $408,000 of software amortization expense for the three months ended July 31, 2007 and 2006, respectively. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $703,000 of software costs in accordance with FASB Statement No. 86 for the three months ended July 31, 2007 compared to $456,000 for the three months ended July 31, 2006.

The Company has applied for patents on its iFramework tool, which provides a shared technical platform for all Manatron software in the suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM system is currently live in Gwinnett County, Georgia; Canyon County, Idaho; Kootenai County, Idaho; Payette County, Idaho; Washington County Idaho; Kenai Borough, Alaska; and the City of Virginia Beach, Virginia. Manatron GRM implementations are underway in Bonneville County, Idaho; Sedgwick County, Kansas; Wyandotte County, Kansas; Boone County, Kentucky; the State of Minnesota; Washoe County, Nevada; Beaufort County, South Carolina; Horry County, South Carolina; Oconee County, South Carolina; Orangeburg County, South Carolina; Williamson County, Tennessee; and the City of Roanoke, Virginia. The iFramework toolset allows the software to be more easily modified to include additional states as the Company enters new markets.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow.

Effective June 29, 2006, the Company amended its Credit Agreement with Comerica Bank. The amendment provided the Company with a line of credit up to $10 million through April 1, 2007, after which point the amount available was reduced to $8 million. In addition, the Company's debt covenants were revised to account for its financial structure subsequent to the ASIX acquisition which occurred on February 1, 2006. As of July 31, 2007, the Company had no borrowings outstanding under this credit agreement and was in compliance with its covenants. This Agreement terminates in August 2008.

The Company anticipates that its line of credit, together with its existing cash of approximately $5.1 million and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The Company has executed several seller financed notes payable in connection with its recent acquisitions with the following maturities outstanding at July 31, 2007:

	Fiscal 2008	Fiscal 2009	Fiscal 2010
VisiCraft Systems, Inc.	$300,000	$267,875	$--
ASIX Inc.	1,200,000	200,000	200,000
Total	$1,500,000	$467,875	$200,000

On October 5, 2006, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. The Company did not repurchase any shares under this program during the three months ended July 31, 2007.

The Company cannot precisely determine the effect of inflation on its business. The Company continues, however, to experience relatively stable costs for its inventory, as the computer hardware market is very competitive. Inflationary price increases related to labor and overhead will have a negative effect on the Company's cash flow and net income to the extent that they cannot be offset through improved productivity and price increases.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a potential change in interest rates in connection with its outstanding line of credit. As of July 31, 2007, there were no borrowings outstanding under this line of credit. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the first quarter of fiscal year 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1, 2007 to May 31, 2007	--	--	--	$563,561
June 1, 2007 to June 30, 2007(1)	3,109	$9.21	--	$563,561
July 1, 2007 to July 31, 2007	--	--	--	$563,561
Total	3,109	$9.21	--	$563,561

(1)

These shares are the result of stock repurchases associated with the sale of shares by certain executive officers to cover the tax implications of restricted stock vestings and are therefore not part of the Company's stock repurchase program discussed previously and do not impact the value of shares that may yet be purchased under the program.

(2)	On October 5, 2006, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: September 13, 2007	By	/s/ Paul R. Sylvester
Paul R. Sylvester Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: September 13, 2007	By	/s/ G. William McKinzie
G. William McKinzie President, Chief Operating Officer

Date: September 13, 2007	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

_______________________