Form 10-Q
period 2007-10-31
MANATRON INC
filed 2007-12-14
CIK 798736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

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

On December 13, 2007, there were 5,107,257 shares of the registrant's common stock, no par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2007	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$110,613	$7,057,403
Marketable securities	--	495,146
Accounts receivable, net	8,536,719	5,498,816
Income tax receivable	--	346,075
Revenues earned in excess of billings on long-term contracts	6,917,842	4,813,083
Unbilled retainages on long-term contracts	716,643	745,409
Notes receivable	257,222	256,874
Inventories	73,596	86,059
Deferred tax assets	1,002,412	1,002,412
Other current assets	683,298	387,312
Total current assets	18,298,345	20,688,589

NET PROPERTY AND EQUIPMENT	2,508,116	2,264,969

OTHER ASSETS:
Notes receivable, less current portion	154,317	98,770
Computer software development costs, net of accumulated amortization	4,534,437	3,699,498
Goodwill	14,310,864	12,022,385
Intangible assets, net of accumulated amortization	4,192,594	2,240,763
Other, net	598,255	318,678
Total other assets	23,790,467	18,380,094
Total assets	$44,596,928	$41,333,652

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$968,398	$676,435
Line of credit borrowings	1,013,104	--
Current portion of notes payable	2,485,257	1,500,000
Billings in excess of revenues earned on long-term contracts	1,310,974	1,198,357
Billings for future services	8,889,712	9,275,681
Accrued liabilities	2,921,617	2,698,864
Total current liabilities	17,589,062	15,349,337

DEFERRED INCOME TAXES	587,000	587,000
LONG-TERM PORTION OF NOTES PAYABLE	667,875	653,193
LONG-TERM DEFERRED COMPENSATION	255,531	227,535
SHAREHOLDERS' EQUITY:
Common stock	17,486,657	17,066,189
Retained earnings	8,010,803	7,450,398
Total shareholders' equity	25,497,460	24,516,587
Total liabilities and shareholders' equity	$44,596,928	$41,333,652

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006

NET REVENUES	$11,800,113	$10,668,865	$22,150,206	$21,391,324

COST OF REVENUES	6,588,637	5,560,384	12,001,450	11,640,587

Gross profit	5,211,476	5,108,481	10,148,756	9,750,737

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,988,016	4,856,887	9,359,327	9,439,064

Income from operations	223,460	251,594	789,429	311,673

OTHER INCOME, NET	44,945	26,423	122,476	49,485

Income before provision for income taxes	268,405	278,017	911,905	361,158

PROVISION FOR INCOME TAXES	105,500	105,000	351,500	136,600

NET INCOME	$162,905	$173,017	$560,405	$224,558

BASIC EARNINGS PER SHARE	$.03	$.04	$.11	$.05

DILUTED EARNINGS PER SHARE	$.03	$.03	$.11	$.05

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,973,739	4,900,400	4,955,719	4,891,809

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,124,294	4,961,906	5,088,250	4,953,315

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$560,405	$224,558
Adjustments to reconcile net income to net cash
and equivalents (used for) provided by operating activities:
Depreciation expense	370,852	413,287
Amortization expense	1,241,189	1,298,372
Deferred stock compensation expense	366,347	323,537
Decrease (increase) in current assets:
Accounts and notes receivables, net	(892,285)	2,409,566
Income tax receivable	346,075	2,182,248
Revenues earned in excess of billings and
retainages on long-term contracts	(1,050,881)	686,451
Inventories	12,463	75,920
Other current assets	(28,593)	35,249
Decrease in current liabilities:
Accounts payable and accrued liabilities	460,929	(928,910)
Billings in excess of revenues earned on
long-term contracts	(330,244)	(1,783,917)
Billings for future services	(1,886,576)	(2,320,130)
Net cash and equivalents provided by (used for) operating activities	(830,319)	2,616,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net (see Note 4)	(5,121,202)	--
Net additions to property and equipment	(454,472)	(191,330)
Investments in computer software	(1,502,959)	(1,090,481)
Sale of investments	495,146	--
Other, net	(279,578)	27,625
Net cash and equivalent used for investing activities	(6,863,065)	(1,254,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowings	1,013,104	--
Issuance of common stock, net	169,254	90,596
Repurchases of common stock	(135,764)	(130,396)
Payments on notes payable	(300,000)	(700,000)
Net cash and equivalents provided by (used for) financing activities	746,594	(739,800)

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	(6,946,790)	622,245
Balance at beginning of period	7,057,403	4,209,831
Balance at end of period	$110,613	$4,832,076

Net cash received from income tax refunds and (payments)	$(210,151)	$1,958,681
Cash paid for interest associated with seller financed notes	$--	$19,507

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of October 31, 2007, (b) the results of its operations for the three and six months ended October 31, 2007 and 2006, and (c) the cash flows for the six months ended October 31, 2007 and 2006. The balance sheet as of April 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $285,000 and $393,000 as of October 31, 2007 and 2006, respectively.

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

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of October 31, 2007 and 2006, the reserve for returns was not material.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely than not" to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 was required to be applied in fiscal years beginning after December 15, 2006. As such, the Company implemented FIN 48 effective May 1, 2007. There was no impact as a result of this implementation as the Company has no unrecognized tax benefits. For the majority of tax jurisdictions, the Company is no longer subject to US Federal, state or local income tax examinations by tax authorities for years before 2004. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of October 31, 2007, the Company had no accrual or provision associated with interest and/or penalties related to income tax matters.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company is required to adopt SFAS 159 at the beginning of fiscal 2009. While the Company is currently evaluating the provisions of SFAS 159, the adoption is not expected to have a material impact on its consolidated financial statements.

(2)          STOCK-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") using the modified-prospective-transition method. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (continued)

understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. As a result of this adoption, the Company incurred approximately $182,000 and $366,000 of compensation expense for the three and six months ended October 31, 2007, respectively, and $122,000 and $324,000 for the three and six months ended October 31, 2006.

Stock Options

The Company issued 50,000 options effective October 11, 2007. The fair value of each option granted, which was $3.35, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Risk Free Interest Rate	4.22%
Expected Life	5 years
Expected Volatility	33.29%
Expected Dividend Yield	0%

The following activity occurred under the Company's option plans for the three and six months ended October 31, 2007:

	Stock Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

May 1, 2007	828,000	$6.54	6.87 years	$2,161,461
Granted	--	--
Exercised	(22,700)	4.78
Forfeited or expired	--	--
July 31, 2007	805,300	$6.57	6.68 years	$1,756,685
Granted	50,000	9.11
Exercised	(4,000)	2.95
Forfeited or expired	--	--
October 31, 2007	851,300	$6.74	6.67 years	$2,141,147

Exercisable at October 31, 2007	435,800	$6.36	4.41 years	$1,260,602

(1)

The aggregate intrinsic value of options outstanding as of October 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (continued)

Cash received from option exercises and share issuances under the Stock Purchase Plan was $38,000 and $169,000 for the three and six months ended October 31, 2007, respectively. The total intrinsic value of options exercised during the three and six months ended October 31, 2007, was $24,000 and $114,000, respectively.

Restricted Stock Awards

Activity under the Company's Restricted Stock Plan for the six month period ended October 31, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at May 1, 2007	182,200	$7.83
Granted	4,392	9.11
Vested	(55,992)	(7.34)
Forfeited	(2,608)	(7.16)
Unvested balance at October 31, 2007	127,992	$8.01

Share-Based Compensation Expense

Total share-based compensation expense recognized in the Statements of Income for the six months ended October 31, 2007 and 2006 was as follows:

	Six Months Ended October 31,
	2007	2006
Stock options	$122,330	$19,946
Restricted stock	235,403	294,966
Employee stock purchase plan	8,614	8,645
Total share-based compensation expense	$366,347	$323,557

The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. When shares are granted, the related expense was previously reflected as deferred compensation in shareholders' equity in the accompanying condensed consolidated balance sheets. However, with the implementation of SFAS 123(R) these amounts, which equated to approximately $778,000 at October 31, 2007, have been reclassified and are now included within the common stock caption on the balance sheets. The related compensation expense is still being amortized to expense over the applicable vesting periods.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended October 31,				Six Months Ended October 31,
	2007		2006		2007		2006

Numerators:
Net income	$162,905		$173,017		$560,405		$224,558

Denominators: Denominator for basic earnings per share, weighted
average outstanding common shares (1)	4,973,739		4,900,400		4,955,719		4,891,809

Potential dilutive shares	150,555	(2)	61,506	(3)	132,531	(2)	61,506	(3)

Denominator for diluted earnings per share	5,124,294		4,961,906		5,088,250		4,953,315

Earnings Per Share:
Basic	$.03		$.04		$.11		$.05
Diluted	$.03		$.03		$.11		$.05

(1)	These amounts exclude unvested restricted stock, which amounted to 127,992 shares as of October 31, 2007 and 191,300 shares as of October 31, 2006.
(2)

All vested options outstanding for the three and six months ended October 31, 2007 have been included within the computation as the exercise prices for all options outstanding were less than the average market price of the common stock for that year.

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

On August 1, 2007, the Company acquired substantially all of the assets of Sigma Systems Technology, Inc. ("Sigma") and assumed the obligations of its current software maintenance contracts. The total purchase price was approximately $1.3 million in cash.

Founded in 1983, Sigma had developed and marketed Computer Assisted Mass Appraisal (CAMA) software, as well as a number of data management tools for real and personal property valuation. Sigma served more than 25 government jurisdictions in the United States, Canada, the U.S. Virgin Islands, and South Africa at its time of acquisition. Sigma's revenues from software license fees and services were approximately $1.1 million for the year ended December 31, 2006, of which approximately $450,000 was from recurring software maintenance.

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(4)          ACQUISITIONS (continued)

This acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the net book value of assets acquired of $1.4 million was allocated to goodwill and intangible assets. Specifically $195,000 was allocated to customer relationships and the remaining $1.2 million to goodwill. The operating results of Sigma have been included in the Company's results of operations from the date of acquisition.

On September 1, 2007, the Company acquired substantially all of the assets and assumed certain liabilities associated with the Records Management Solutions Business of Hart InterCivic, Inc. ("Hart") for approximately $5.1 million in cash. Hart provided document management and workflow automation through its suite of records management applications tailored for the County Recorder's office. Hart's A2 software product, built on the Microsoft.NET Framework, served as the County Recorder's "enterprise" system, handling all main functions contained in a typical document recording workflow.

The Records Management Solutions Business included more than 50 municipalities in 13 states, including King County, Washington (Seattle); Mecklenburg County, North Carolina (Charlotte); and Wayne County, Michigan (Detroit) at its time of acquisition.

This acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the net book value of assets acquired of $3.5 million was allocated to goodwill and intangible assets. Specifically, $1.0 million was allocated to customer relationships and $1.3 million was allocated to purchased technology, both of which will be amortized over a five-year period. The remaining $1.1 million has been allocated to goodwill.

The operating results of Hart have been included in the Company's results of operations from the date of acquisition.

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(5)          CONTINGENT LIABILITIES AND GUARANTEES (continued)

against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of October 31, 2007, the Company had approximately $32.1 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

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

Results of Operations

The Company's business is focused on providing software and services to enable state and local governments in North America to completely, fairly and efficiently assess real and personal property, and to bill and collect the related property taxes in their jurisdictions. The Company's software manages the entire property life cycle, which includes deed recording, land records, GIS integration, valuation, assessment administration, personal property, business licenses, cashiering, tax billing and collection, delinquents and tax sales and e-government.

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

Total net revenues of $11.8 million and $22.2 million for the three and six months ended October 31, 2007 increased by $1.1 million or 10.6% and $759,000 or 3.5%, respectively, in comparison to the $10.7 million and $21.4 million of net revenues that were reported for the three and six months ended October 31, 2006. These increases were primarily due to the acquisitions of Sigma on August 1, 2007 and Hart on September 1, 2007, as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements. These two acquisitions have contributed approximately $1.3 million of additional license fees, maintenance fees and professional services revenue for the second quarter and six month period. The Company did experience 3.6% and 7.2% of organic growth in software licenses, maintenance fees and professional services revenues during the second quarter and six month period, respectively. However, these increases were offset by decreases in appraisal services revenues of $527,000 and $1.9 million for the same periods. Excluding the appraisal services revenue for all of the periods, which have been steadily declining, the Company's second quarter revenues have increased by 17.5% and revenues for the six month period have increased by 14.4%.

The organic growth was driven by GRM® implementation activity in Kansas, Minnesota, Nevada, South Carolina and Virginia. In addition, the City of Virginia Beach went live on GRM in July of 2007 and the Company signed its second GRM contract in Virginia, with the City of Roanoke totaling approximately $500,000 shortly thereafter. The Company now has GRM live in ten accounts in six states - Alaska, Georgia, Idaho, Kentucky, South Carolina and Virginia, and expects to have several more accounts live by the end of this fiscal year.

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

The Company has also continued to upgrade its current client base, particularly in its core market of Ohio, which has resulted in additional license fees and professional services revenue for both the second quarter and year-to-date periods.

The acquisitions of Sigma and Hart, which will add approximately $4.5 million of recurring software maintenance fees on an annual basis, have contributed a little over $700,000 to the Company's $1.2 million increase in recurring support and maintenance fees for the second quarter and $1.7 million increase for the first half of fiscal 2008. The other increases are a result of annual price increases on the Company's software maintenance contracts initiated in the prior fiscal year which are starting to take effect and new software maintenance initiated on GRM implementations.

Revenues associated with appraisal services have decreased for both the three and six month periods ended October 31, 2007 because this business continues to be soft for the Company. The

Company did sign a $1.8 million appraisal services contract with Marion County, Indiana during the second quarter of fiscal 2008, which will be completed in this fiscal year; however, the appraisal services market has become more saturated and price competitive. As a result, the Company has only been pursuing appraisal service projects where there are software sales opportunities and appropriate margins can be attained. As previously stated, growing the property software component of the business has been the Company's primary focus for the last three years.

Software license fees and professional services revenues can vary significantly from quarter to quarter or year to year, as they are primarily driven by the Company's backlog, new sales, the timing of the related software implementations and the cyclicality of certain markets. In addition, many of the larger and more complex jurisdictions, which the Company is now able to pursue due to its new product and business strategy, often take more than one year to fully implement and a number of these contracts are accounted for using the percentage of completion method, which results in the license revenues being recognized over the implementation period.

As of October 31, 2007, the Company's backlog was $16.9 million compared to $16.8 million at October 31, 2006. The current and prior year amounts have been reduced by $2.8 million, which was the remaining amount contracted with Unisys for the second phase of the project with the City of Baltimore. The Company noted in previous filings that this amount may not be realized in the future due to contract disputes on the first phase. The Company and Unisys settled this dispute and released each other from the contract and all liabilities related to this project during the second quarter of fiscal 2008. The City of Baltimore is planning on going live with the property tax software during 2008, which Manatron will retain ownership of and have all rights too, including any derivative works added to the software since Manatron ceased work on this project back in June of 2006. There was no impact on the Company's second quarter financial statements as a result of this settlement as the Company had recorded reserves for potential uncollectible amounts in previous periods.

Signed contracts for the six months ended October 31, 2007 totaled approximately $7.7 million versus $8.9 million for the six months ended October 31, 2006. The Company did announce the sale of its GRM software to the City of Charleston, South Carolina subsequent to the quarter for approximately $2 million and is continuing to aggressively market its software to build the backlog.

These backlog amounts are exclusive of the Company's recurring revenue from software maintenance, hardware maintenance and printing and processing contracts, which is currently approximately $26.0 million on an annualized basis. This represents an increase of approximately $6.0 million since October 31, 2006.

Cost of revenues increased by 18.5% to $6.6 million for the three months ended October 31, 2007 compared to $5.6 million for the second quarter in the prior fiscal year. For the six months ended October 31, 2007, cost of revenues increased by 3.1% to $12.0 million versus $11.6 million for the six months ended October 31, 2006. The increases in cost of revenues are primarily due to the acquisitions of Sigma and Hart during the second quarter, which has resulted in additional internal and outsourced labor associated with their software maintenance and implementation contracts. Excluding these acquisitions, outsourced labor has decreased due to a reduction in the use of outsourced consulting services. In addition, the prior year first quarter included $352,000 of outsourced labor associated with the City of Baltimore project that the Company ceased working on.

Gross margins have decreased to 44.2% for the three months ended October 31, 2007 compared to 47.9% for the prior year second quarter primarily because of the acquisition of Hart, which utilizes outside contractors to assist with certain of its software maintenance contracts. Gross margins for the first half were comparable at 45.8% versus 45.6% for the six months ended October 31, 2006.

Selling, general and administrative expenses increased 2.7% to $5.0 million for the three months ended October 31, 2007 and decreased by 0.8% to $9.4 million for the six months ended October 31, 2007 versus the respective periods in the prior fiscal year. Selling, general and administrative expenses have increased because of $86,000 of amortization expense associated with the intangible assets acquired in connection with the acquisitions of Sigma and Hart during the second quarter. Selling, general and administrative expenses have also increased due to the addition of key sales, marketing and development personnel associated with the Sigma and Hart acquisitions. These increases have been offset by reductions in sales commission expense, group insurance expense and research and development expenses for both the second quarter and six month period.

As a result of the factors noted above, the Company's operating income was $223,000 for the three months ended October 31, 2007, which was slightly lower than the $252,000 of operating income reported for the second quarter in the prior fiscal year. This decrease was primarily due to the additional costs associated with consummating the Sigma and Hart acquisitions and related integration efforts during the second quarter. Operating income did increase by 153% to $789,000 for the six months ended October 31, 2007 from $312,000 for the comparable prior year period because of favorable first quarter results.

Net other income increased to $45,000 and $122,000 for the three and six months ended October 31, 2007 versus $26,000 and $49,000 for the respective periods in the prior fiscal year. These amounts primarily consist of interest earned on the Company's cash balances and rental income on a portion of the Company's office space offset by interest expense. The increases over the prior year are due to decreased interest expense as the Company paid $2.5 million of its acquisition related debt for ASIX and VisiCraft during the last twelve months.

The Company's provision or credit for income taxes generally fluctuates with the level of pretax income or loss. The effective tax rate was 39% for the three and six month periods ended October 31, 2007 and 38% for the comparable periods in the prior year. These rates are comprised of 34% for the federal taxes and 4%-5% for various state taxes. The Company anticipates that the effective rate for the balance of fiscal year 2008 will approximate 38%.

The Company reported net income of $162,905 or $0.03 per diluted share for the three months ended October 31, 2007, which was very close to the net income of $173,017 or $0.03 per diluted share for the second quarter of the prior fiscal year. Net income was $560,405 or $0.11 per diluted share for the six months ended October 31, 2007 versus net income of $224,558 or $0.05 per diluted share for the comparable prior year period.

Diluted weighted average outstanding common shares increased slightly to 5,124,294 shares for the three months ended October 31, 2007 from 4,961,906 shares in the prior year quarter and to 5,088,250 shares for the six months ended October 31, 2007 versus 4,953,315 shares for the prior year half. These increases were primarily due to the issuance and vesting of additional stock options.

Financial Condition and Liquidity

At October 31, 2007, the Company had working capital of $709,000 compared to $5.3 million at April 30, 2007. These levels reflect current ratios of 1.04 and 1.35, respectively. The decrease in working capital is due to approximately $5.1 million of payments made on the acquisitions of Sigma and Hart during the second quarter of the current fiscal year.

Shareholders' equity at October 31, 2007 increased by nearly $1 million to $25.5 million from the balance reported at April 30, 2007 as a result of $560,000 of net income for the six months ended October 31, 2007, as well as $169,000 of employee stock purchases and $366,000 of deferred stock compensation expense. These increases were slightly offset by $72,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting, as well as the repurchase of $64,000 of Company stock under the Company's Stock Repurchase Plan. Book value per share has increased to $4.99 as of October 31, 2007 from $4.82 at April 30, 2007. Book value per share is calculated by dividing total shareholders' equity by total shares outstanding at the end of each respective period.

Net capital expenditures increased to $454,000 for the six months ended October 31, 2007 from $191,000 for the first six months of the prior fiscal year primarily because of additional server and computer needs across the organization. The Company is not capital intensive as the majority of capital expenditures primarily relate to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM software suite, as well as software products in its core markets of Florida, Indiana and Ohio. Total research and development costs included in expense were $2.1 million for the three months ended October 31, 2007 compared to $2.0 million for the three months ended October 31, 2006. These investments were $3.8 million for the six months ended October 31, 2007 compared to $3.9 million for the six months ended October 31, 2006. These amounts include $339,000 and $409,000 of software amortization expense for the three months ended October 31, 2007 and 2006, respectively, and $668,000 and $817,000 for the six months ended October 31, 2007 and 2006, respectively. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $800,000 of software costs in accordance with FASB Statement No. 86 for the three months ended October 31, 2007 compared to $634,000 for the three months ended October 31, 2006 and $1.5 million for the six months ended October 31, 2007 compared to $1.1 for the six months ended October 31, 2006. The increase in capitalized software is due to more of the Company's development personnel being dedicated to the GRM suite of software.

The Company has applied for patents on its iFramework tool, which provides a shared technical platform for all Manatron software in the suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM® system is currently live in Gwinnett County, Georgia; Bonneville County, Idaho; Canyon County, Idaho; Kootenai County, Idaho; Payette County, Idaho; Washington County, Idaho; Kenai Borough, Alaska; Boone County, Kentucky; Horry County, South Carolina; and the City of Virginia Beach, Virginia. Manatron GRM implementations are underway in Sedgwick County, Kansas; Wyandotte County, Kansas; the State of Minnesota; Washoe County, Nevada; Beaufort County, South Carolina; Oconee County, South Carolina; Orangeburg County, South Carolina; Williamson County, Tennessee; and the City of Roanoke, Virginia. The iFramework toolset will allow the software to be more easily modified to include additional states as the Company enters new markets.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow.

Effective June 29, 2006, the Company amended its Credit Agreement with Comerica Bank. The amendment allowed the Company to borrow up to $10.0 million through April 1, 2007, after which point the amount available was reduced to $8.0 million. In addition, the Company's debt covenants were revised to account for its financial structure subsequent to the ASIX acquisition, which occurred on February 1, 2006. This agreement was renewed in August of 2007 for another year. As of October 31, 2007, the Company had approximately $1.0 million of borrowings outstanding under this credit agreement and was in compliance with the applicable covenants.

The Company anticipates that its line of credit, together with its existing cash balances and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The Company has executed several seller financed notes payable in connection with its recent acquisitions with the following maturities outstanding at October 31, 2007:

	Fiscal 2008	Fiscal 2009	Fiscal 2010

VisiCraft Systems, Inc.	$--	$267,875	$--

ASIX Inc.	1,200,000	200,000	200,000

Hart InterCivic, Inc.	1,285,257	--	--

Total	$2,485,257	$467,875	$200,000

On October 9, 2006, the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's common stock over the subsequent 12 months. The Company repurchased 7,130 shares under this program during the six months ended October 31, 2007 at a price of $8.98 per share totaling $64,000.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its $8.0 million line of credit. As of October 31, 2007, there was $1,013,104 of borrowings outstanding under this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business. In the opinion of management, the liabilities resulting from these proceedings, if any, would not be material to the Company's financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the Company's purchases of its common stock during the second quarter of fiscal year 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2007 to August 31, 2007(1)	4,816	$8.95	--	$ 563,561
September 1, 2007 to September 30, 2007	--		--	$ 563,561
October 1, 2007 to October 11, 2007 October 31, 2007(2)	7,130	$8.98	--	$ 499,534 $1,000,000
Total	11,946	$8.97	--	$1,000,000

(1)

These shares are the result of stock repurchases associated with the sale of shares by executive officers to cover the tax implications of restricted stock vestings and are therefore not part of the Company's stock repurchase program discussed previously and do not impact the value of shares that may yet be purchased under the program.

(2)

On October 5, 2006, the Board of Directors authorized the Company to repurchase up to $1 million of the Company's common stock over the subsequent 12 months. This program expired on October 11, 2007 at which time the Board of Directors authorized the Company to repurchase up to another $1 million of the Company's common stock over the subsequent 12 months.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on October 11, 2007. The purpose of the meeting was to elect directors and ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Two candidates nominated by the Board of Directors were elected to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Candidate	For	Authority Withheld Against	Broker Non-Votes

Gene Blesdoe	3,736,330	558,361	0
Paul R. Sylvester	3,737,444	557,247	0

The shareholders also voted to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year 2008. The following sets forth the results of the voting with respect to that matter:

Shares Voted

For	4,270,676
Against	22,925
Abstentions	1,090
Broker Non-Votes	0

Item 6.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on October 15, 2007, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANATRON, INC.

Date: December 14, 2007	By	/s/ Paul R. Sylvester
Paul R. Sylvester Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: December 14, 2007	By	/s/ G. William McKinzie
G. William McKinzie President and Chief Operating Officer

Date: December 14, 2007	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended April 30, 2004, and incorporated herein by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on October 15, 2007, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 906 of the Sarbanes-Oxley Act of 2002.