Form 10-Q
period 2008-01-31
MANATRON INC
filed 2008-03-13
CIK 798736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Exchange Act Rule 12b-2), an accelerated filer (as defined in Exchange Act Rule 12b-2), a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

On March 13, 2008, there were 5,121,874 shares of the registrant's common stock, no par value, outstanding.

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

We may not be able to complete the proposed merger with affiliates of Thoma Cressey Bravo, Inc. on the terms previously announced or other acceptable terms. On January 14, 2008, we signed a merger agreement to be acquired by affiliates of Thoma Cressey Bravo, Inc. for a cash purchase price of $12.00 per share. Although we currently expect the transaction will close during the fourth quarter of fiscal 2008, we may not be able to complete the proposed merger as a result of various factors, including:

•	failure to obtain shareholder approval;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•	failure to satisfy the closing conditions of the merger before April 30, 2008 or at all; or

•	failure of the merger to close for any other reason.

If we are not able to complete the proposed merger, our stock price would be adversely affected and our business and operating results could be harmed. In addition, we believe that the amount of costs, fees, expenses and charges related to the merger could cause actual results to differ materially from forward-looking statements contained under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

Whether or not the proposed merger is completed, the announcement of the merger may cause disruption in our business. Whether or not the proposed merger is completed, the announcement of the merger could be disruptive to our business and operations. In addition, management's attention could be diverted from our sales plan and business plan by the proposed merger.

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2008	April 30, 2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$151,295	$7,057,403
Marketable securities	--	495,146
Accounts receivable, net	15,512,866	5,498,816
Income tax receivable	--	346,075
Revenues earned in excess of billings on long-term contracts	8,252,254	4,813,083
Unbilled retainages on long-term contracts	505,078	745,409
Notes receivable	141,746	256,874
Inventories	62,837	86,059
Deferred tax assets	1,002,412	1,002,412
Other current assets	840,328	387,312
Total current assets	26,468,816	20,688,589

NET PROPERTY AND EQUIPMENT	2,782,255	2,264,969

OTHER ASSETS:
Notes receivable, less current portion	163,244	98,770
Computer software development costs, net of accumulated amortization	4,985,938	3,699,498
Goodwill	14,310,864	12,022,385
Intangible assets, net of accumulated amortization	3,927,883	2,240,763
Other, net	452,440	318,678
Total other assets	23,840,369	18,380,094
Total assets	$53,091,440	$41,333,652

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$988,830	$676,435
Line of credit borrowings	2,880,743	--
Current portion of notes payable	1,553,133	1,500,000
Billings in excess of revenues earned on long-term contracts	2,583,521	1,198,357
Billings for future services	15,361,545	9,275,681
Accrued liabilities	2,607,648	2,698,864
Total current liabilities	25,975,420	15,349,337

DEFERRED INCOME TAXES	587,000	587,000
LONG-TERM PORTION OF NOTES PAYABLE	400,000	653,193
LONG-TERM DEFERRED COMPENSATION	258,329	227,535
SHAREHOLDERS' EQUITY:
Common stock	17,706,499	17,066,189
Retained earnings	8,164,192	7,450,398
Total shareholders' equity	25,870,691	24,516,587
Total liabilities and shareholders' equity	$53,091,440	$41,333,652

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007

NET REVENUES	$12,288,397	$10,324,099	$34,438,603	$31,715,423

COST OF REVENUES	6,595,438	4,997,650	18,596,888	16,638,237

Gross profit	5,692,959	5,326,449	15,841,715	15,077,186

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,945,959	4,737,403	14,305,286	14,176,467

Income from operations	747,000	589,046	1,536,429	900,719

TRANSACTION RELATED COSTS (NOTE 5)	(506,000)	--	(506,000)	--
OTHER INCOME (EXPENSE), NET	(7,111)	40,616	115,365	90,101

Income before provision for income taxes	233,889	629,662	1,145,794	990,820

PROVISION FOR INCOME TAXES	80,500	236,000	432,000	372,600

NET INCOME	$153,389	$393,662	$713,794	$618,220

BASIC EARNINGS PER SHARE	$.03	$.08	$.14	$.13

DILUTED EARNINGS PER SHARE	$.03	$.08	$.14	$.12

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	4,987,160	4,909,756	4,966,258	4,897,821

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,146,877	5,088,126	5,100,423	4,968,896

See accompanying notes to condensed consolidated financial statements.

MANATRON, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$713,794	$618,220
Adjustments to reconcile net income to net cash
and equivalents (used for) provided by operating activities:
Depreciation expense	571,594	602,887
Amortization expense	1,824,688	1,628,058
Deferred stock compensation expense	555,699	509,728
Decrease (increase) in current assets:
Accounts and notes receivables, net	(7,766,560)	(3,022,903)
Income tax receivable	346,075	2,182,248
Revenues earned in excess of billings and
retainages on long-term contracts	(2,173,728)	1,124,424
Inventories	23,222	47,175
Other current assets	(232,780)	96,232
Decrease in current liabilities:
Accounts payable and accrued liabilities	174,868	(517,823)
Billings in excess of revenues earned on
long-term contracts	942,303	(2,086,178)
Billings for future services	4,585,257	3,793,718
Net cash and equivalents provided by (used for) operating activities	(435,568)	4,975,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net (see Note 4)	(5,121,202)	--
Net additions to property and equipment	(929,355)	(367,056)
Investments in computer software	(2,273,248)	(1,613,117)
Sale of investments	495,146	--
Other, net	(133,762)	(19,297)
Net cash and equivalent used for investing activities	(7,962,421)	(1,999,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowings	2,880,743	--
Issuance of common stock	232,219	136,023
Repurchases of common stock	(135,764)	(436,020)
Payments on notes payable	(1,485,317)	(2,381,240)
Net cash and equivalents provided by (used for) financing activities	1,491,881	(2,681,237)

CASH AND EQUIVALENTS:
Increase (decrease) in cash and equivalents	(6,906,108)	295,079
Balance at beginning of period	7,057,403	4,209,831
Balance at end of period	$151,295	$4,504,910

Net cash paid (received) for income taxes	$261,761	$(1,972,691)
Cash paid for interest	$116,128	$164,705

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly (a) the financial position of the Company as of January 31, 2008, (b) the results of its operations for the three and nine months ended January 31, 2008 and 2007, and (c) the cash flows for the nine months ended January 31, 2008 and 2007. The balance sheet as of April 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, or for software that is not generally available, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The reserves for contract losses, as well as billed retainages outstanding associated with revenue that has been recognized, were approximately $320,000 and $411,000 as of January 31, 2008 and 2007, respectively.

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

The Company's contracts do not typically contain a right of return or cancellation. Accordingly, as of January 31, 2008 and 2007, the reserve for returns was not material.

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

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(1)          GENERAL INFORMATION (continued)

109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is "more likely than not" to be sustained solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effects of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 was required to be applied in fiscal years beginning after December 15, 2006. As such, the Company implemented FIN 48 effective May 1, 2007. There was no impact as a result of this implementation as the Company has no unrecognized tax benefits. For the majority of tax jurisdictions, the Company is no longer subject to US Federal, state or local income tax examinations by tax authorities for years before 2004. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 31, 2008, the Company had no material accrual or provision associated with interest and/or penalties related to income tax matters.

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

(2)          STOCK-BASED COMPENSATION

Effective May 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)") using the modified-prospective-transition method. Under SFAS 123(R) a public entity is generally required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (continued)

understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. As a result of this adoption, the Company incurred approximately $189,000 and $556,000 of compensation expense for the three and nine months ended January 31, 2008, respectively, and $186,000 and $510,000 for the three and nine months ended January 31, 2007, respectively.

Stock Options

The Company issued 50,000 options effective October 11, 2007. The fair value of each option granted, which was $3.35, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Risk Free Interest Rate	4.22%
Expected Life	5 years
Expected Volatility	33.29%
Expected Dividend Yield	0%

The following activity occurred under the Company's option plans for the three and nine months ended January 31, 2008:

	Stock Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)

May 1, 2007	828,000	$6.54	6.87 years	$2,161,461
Granted	--	--
Exercised	(22,700)	4.78
Forfeited or expired	--	--
July 31, 2007	805,300	$6.57	6.68 years	$1,756,685
Granted	50,000	9.11
Exercised	(4,000)	2.95
Forfeited or expired	--	--
October 31, 2007	851,300	$6.74	6.67 years	$2,141,147
Granted	--	--
Exercised	10,400	3.85
Forfeited or expired	--	--
January 31, 2008	840,900	$6.77	6.46 years	$3,935,013
Exercisable at January 31, 2008	425,400	$6.42	4.18 years	$2,140,368

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (continued)

(1)

The aggregate intrinsic value of options outstanding as of January 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this figure.

Cash received from option exercises and share issuances under the Stock Purchase Plan was $40,000 and $232,000 for the three and nine months ended January 31, 2008, respectively. The total intrinsic value of options exercised during the three and nine months ended January 31, 2008, was $52,000 and $166,000, respectively.

Restricted Stock Awards

Activity under the Company's Restricted Stock Plans for the nine month period ended January 31, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at May 1, 2007	182,200	$7.83
Granted	4,392	9.11
Vested	(64,692)	7.35
Forfeited	(2,608)	7.16
Unvested balance at January 31, 2008	119,292	$8.01

Share-Based Compensation Expense

Total share-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Income for the nine months ended January 31, 2008 and 2007 was as follows:

	Nine Months Ended January 31,
	2008	2007
Stock options	$190,475	$79,692
Restricted stock	352,559	417,446
Employee stock purchase plan	12,665	12,590
Total share-based compensation expense	$555,699	$509,728

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(2)          STOCK-BASED COMPENSATION (continued)

The Company has a number of stock plans that include restricted stock or stock options that were developed to assist the Company in attracting, rewarding, and retaining well-qualified directors, executive personnel, and other key employees. The Compensation Committee, a sub-committee of the Board of Directors, has the authority to approve restricted stock grants as well as the vesting schedule. Shares of restricted stock granted to employees typically vest over a three- to five-year period. When shares are granted, the related expense was previously reflected as deferred compensation in shareholders' equity in the accompanying condensed consolidated balance sheets. However, with the implementation of SFAS 123(R) these amounts, which equated to approximately $660,000 at January 31, 2008, have been reclassified and are now included within the common stock caption on the balance sheets. The related compensation expense is still being amortized to expense over the applicable vesting periods.

(3)          EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008		2007		2008		2007

Numerators:
Net income	$153,389		$393,662		$713,794		$618,220

Denominators: Denominator for basic earnings per share, weighted average outstanding common shares(1)	4,987,160		4,909,756		4,966,258		4,897,821

Potential dilutive shares	159,717	(2)	178,370	(3)	134,165	(2)	71,075	(3)

Denominator for diluted earnings per share	5,146,877		5,088,126		5,100,423		4,968,896

Earnings Per Share:
Basic	$.03		$.08		$.14		$.13
Diluted	$.03		$.08		$.14		$.12

MANATRON, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
_________________________

(3)          EARNINGS PER SHARE (continued)

(1)	These amounts exclude unvested restricted stock, which amounted to 119,292 shares as of January 31, 2008 and 189,100 shares as of January 31, 2007.
(2)

All vested options outstanding for the three and nine months ended January 31, 2008 have been included within the computation as the exercise prices for all options outstanding were less than the average market price of the common stock for that year.

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

(4)          ACQUISITIONS

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

The Records Management Solutions Business included more than 50 municipalities in 13 states, including King County, Washington (Seattle); Mecklenburg County, North Carolina (Charlotte); and Wayne County, Michigan (Detroit) at the time of acquisition.

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

This acquisition was accounted for under the purchase method of accounting. The operating results of Hart have been included in the Company's results of operations from the date of acquisition. This acquisition was not significant to the Company's operating results and thus pro forma results are not presented.

(5)          ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On January 14, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with an affiliate of Thoma Cressey Bravo, Inc., Manatron Intermediate Holdings, Inc., a Delaware corporation ("Parent"), and Manatron Merger Sub, Inc., a Michigan corporation and a wholly-owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will merge with and into the Company (the "Merger"), and the Company will survive as a wholly-owned subsidiary of Parent.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, no par value per share, of the Company ("Shares"), other than Shares owned by (i) the Company; (ii) any of the Company's subsidiaries; and (iii) Parent shall be automatically converted into the right to receive $12.00 in cash per share, without interest.

The consummation of the Merger is subject, among other things, to the adoption of the Merger Agreement by the shareholders of the Company and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Company incurred approximately $506,000 of expense during the third quarter associated with this transaction, which are broken out separately within condensed Consolidated Statements of Income for both the three and nine months ended January 31, 2008. These expenses primarily relate to legal and professional fees.

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

The Company is periodically required to obtain bid and performance bonds to provide certain assurances to current and prospective customers regarding its ability to fulfill contractual obligations. The Company has agreed to indemnify the surety for any and all claims made against the bonds. Historically, the Company has not had any claims for indemnity from its surety. As of January 31, 2008, the Company had approximately $17.2 million in outstanding performance bonds, which are anticipated to expire at various times over the next three years.

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

Total net revenues of $12.3 million and $34.4 million for the three and nine months ended January 31, 2008 increased by $2.0 million or 19.0% and $2.7 million or 8.6%, respectively, in comparison to the $10.3 million and $31.7 million of net revenues that were reported for the three and nine months ended January 31, 2007. These increases were primarily due to the acquisitions of Sigma Systems Technology, Inc. ("Sigma") on August 1, 2007 and the Records Management Solutions Business of Hart InterCivic, Inc. ("Hart") on September 1, 2007, as further described in Note 4 of the Notes to Condensed Consolidated Financial Statements. These two acquisitions have contributed approximately $1.7 million and $3.0 million, of additional license fees, maintenance fees and professional services revenue for the three and nine months ended January 31, 2008, respectively. The Company also experienced 13.5% and 7.2% of organic growth in software licenses, maintenance fees and professional services revenues during the third quarter and nine month period, respectively. However, these increases were offset by decreases in appraisal services revenues of $226,000 and $2.1 million for the same periods.

The organic growth was driven by GRM® implementation activity in Kansas, Minnesota, Nevada, South Carolina and Virginia as well as substantial progress on the Marion County, Indiana contract discussed below. The Company now has GRM® live in ten accounts in six states - Alaska, Georgia, Idaho, Kentucky, South Carolina and Virginia, and expects to have several more accounts live by the end of this fiscal year.

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

The Company has also continued to upgrade its current client base, particularly in its core market of Ohio, which has resulted in additional license fees and professional services revenue for both the third quarter and year-to-date periods.

The acquisitions of Sigma and Hart, which have added approximately $4.5 million of recurring software maintenance fees on an annual basis, have contributed a little over $1.1 million to the Company's $1.4 million increase in recurring support and maintenance fees for the third quarter and approximately $1.8 million of the $3.1 million increase for the first nine months of fiscal 2008. The other increases are a result of annual price increases and new software maintenance initiated on GRM® implementations.

Revenues associated with appraisal services have decreased for both the three and nine month periods ended January 31, 2008 because this business continues to be soft for the Company. The Company did sign a $1.8 million appraisal services contract with Marion County, Indiana during the second quarter of fiscal 2008, which will be completed in this fiscal year; however, the appraisal services market has become more saturated and price competitive. As a result, the Company has only been pursuing appraisal service projects where there are software sales opportunities and appropriate margins can be attained. As previously stated, growing the property software component of the business has been the Company's primary focus for the last three years.

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

As of January 31, 2008, the Company's backlog was $16.6 million compared to $15.5 million at January 31, 2007.

Signed contracts for the nine months ended January 31, 2008 totaled approximately $13.0 million versus $13.3 million for the nine months ended January 31, 2007. The Company entered its eleventh state with the signing of a GRM® contract with Santa Fe, New Mexico during January 2008.

These backlog amounts are exclusive of the Company's recurring revenue from software maintenance, hardware maintenance and printing and processing contracts, which is currently approximately $26.0 million on an annualized basis.

Cost of revenues increased by 32.0% to $6.6 million for the three months ended January 31, 2008 compared to $5.0 million for the third quarter in the prior fiscal year. For the nine months ended January 31, 2008, cost of revenues increased by 11.8% to $18.6 million versus $16.6 million for the nine months ended January 31, 2007. The increases in cost of revenues are primarily due to the acquisitions of Sigma and Hart during the second quarter, which has resulted in additional internal and outsourced labor associated with their software maintenance and implementation contracts. Excluding these acquisitions, outsourced labor has decreased due to a reduction in the use of outsourced consulting services. In addition, the prior year first quarter included $352,000 of outsourced labor associated with the City of Baltimore project that the Company ceased working on.

Gross margins have decreased to 46.3% for the three months ended January 31, 2008 compared to 51.6% for the prior year third quarter and from 47.5% to 46.0% for the nine month period primarily because of the acquisition of Hart, which utilizes outside contractors to assist with certain of its software maintenance contracts. In addition, the third quarter of the prior year included several Tax and CAMA implementations within the Company's core Ohio market, which have a higher gross margin.

Selling, general and administrative expenses increased $209,000 or 4.4% to $4.9 million for the three months ended January 31, 2008 and by $129,000 or 1.0% to $14.3 million for the nine months ended January 31, 2008 versus the respective periods in the prior fiscal year. Selling, general and administrative expenses have increased primarily due to additional intangible amortization expense associated with the Hart and Sigma acquisitions completed during the second quarter of fiscal 2008. Intangible amortization expense has increased by $24,000 and $116,000 for the three and nine months ended January 31, 2008, respectively, over the prior year comparable periods.

As a result of the factors noted above, the Company's operating income was $747,000 for the three months ended January 31, 2008, which was approximately $158,000 or 26.8% higher than the $589,000 of operating income reported for the third quarter in the prior fiscal year. Operating income increased by $636,000 or 70.6% to $1.5 million for the nine months ended January 31, 2008 from $901,000 for the comparable prior year period.

On January 14, 2008, the Company entered into an Agreement and Plan of Merger with an affiliate of Thoma Cressey Bravo, Inc. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock will automatically be converted into the right to receive $12.00 in cash. The Company incurred $506,000 of transaction related costs during the three and nine months ended January 31, 2008 associated with the merger, primarily related to legal and other professional fees. See Note 5 to the Notes to the Condensed Consolidated Financial Statements for additional details on this transaction.

Net other income (expense) decreased by $48,000 to a net expense position of $7,000 for the three months ended January 31, 2008. This decrease is due to the interest expense associated with funding the Company's acquisitions, which occurred during the second quarter of fiscal 2008. Net other income increased by $25,000 to $115,000 for the nine month period due to interest income generated during the first quarter of fiscal 2008 associated with the Company's cash balances.

The Company's provision for income taxes generally fluctuates with the level of pretax income or loss. The effective tax rate was 34.4% for the three months and 37.7% for the nine months ended January 31, 2008 compared to 37.5% and 37.6% for the three and nine months ended January 31, 2007. These rates are generally comprised of 34% for the federal taxes and 4%-5% for various state taxes. The Company anticipates that the effective rate for the balance of fiscal year 2008 will approximate 38%.

The Company reported net income of $153,000 or $0.03 per diluted share for the three months ended January 31, 2008, compared to the net income of $394,000 or $0.08 per diluted share for the third quarter of the prior fiscal year. Net income was $714,000 or $0.14 per diluted share for the nine months ended January 31, 2008 versus net income of $618,000 or $0.12 per diluted share for the comparable prior year period.

Diluted weighted average outstanding common shares increased slightly to 5,146,877 shares for the three months ended January 31, 2008 from 5,088,126 shares in the prior year quarter and to 5,100,423 shares for the nine months ended January 31, 2008 versus 4,968,896 shares for the prior year comparable period. These increases were primarily due to the issuance and vesting of additional stock options.

Financial Condition and Liquidity

At January 31, 2008, the Company had working capital of $493,000 compared to $5.3 million at April 30, 2007. These levels reflect current ratios of 1.02 and 1.35, respectively. The decrease in working capital is due to approximately $5.1 million of payments made on the acquisitions of Sigma and Hart during the nine months ended January 31, 2008 as well as payments of $1.6 million on previous acquisitions.

Shareholders' equity at January 31, 2008 increased by $1.4 million to $25.9 million from the balance reported at April 30, 2007 as a result of $714,000 of net income for the nine months ended January 31, 2008, as well as $232,000 of employee stock purchases and $556,000 of deferred stock compensation expense. These increases were slightly offset by $72,000 of Company stock that was repurchased from certain executives to cover the tax consequences of restricted stock vesting, as well as the repurchase of $64,000 of Company stock under the Company's Stock Repurchase Plan. Book value per share has increased to $5.05 as of

January 31, 2008 from $4.82 at April 30, 2007. Book value per share is calculated by dividing total shareholders' equity by total shares outstanding at the end of each respective period.

Net capital expenditures increased to $929,000 for the nine months ended January 31, 2008 from $367,000 for the first nine months of the prior fiscal year. This increase is primarily due to the roll out of a Company wide unified communication system. The Company expended $370,000 during the third quarter of fiscal 2008 on this system. In addition, the prior year amounts were lower than normal as the Company was able to redeploy computers and software within the Company that had become available due to the restructuring events that took place during the fourth quarter of fiscal 2006. The remaining capital expenditures are primarily related to purchases or upgrades of computer hardware and software used by the Company's development and support personnel.

The Company has continued to invest significantly in its new GRM® software suite, as well as software products in its core markets of Florida, Indiana and Ohio. Total research and development costs included in expense were $2.4 million for the three months ended January 31, 2008 compared to $2.1 million for the three months ended January 31, 2007. These investments were $6.2 million for the nine months ended January 31, 2008 compared to $6.0 million for the nine months ended January 31, 2007. These amounts include $319,000 and $89,000 of software amortization expense for the three months ended January 31, 2008 and 2007, respectively, and $987,000 and $906,000 for the nine months ended January 31, 2008 and 2007, respectively. Software amortization expense is included in cost of revenues. In addition, the Company capitalized approximately $770,000 of software costs in accordance with FASB Statement No. 86 for the three months ended January 31, 2008 compared to $523,000 for the three months ended January 31, 2007 and $2.3 million for the nine months ended January 31, 2008 compared to $1.6 million for the nine months ended January 31, 2007. The increase in capitalized software is due to more of the Company's development personnel being dedicated to the GRM® suite of software.

The Company has applied for patents on its iFramework tool, which provides a shared technical platform for all Manatron software in the suite and is being built on Microsoft's .NET framework. A major goal is to produce a feature-rich suite of software that can be deployed across the Company's entire client-base and into new geography. The Company has proven that this can be done with its CAMA software as it is running in approximately 300 jurisdictions in over 20 states. Manatron's GRM® system is currently live in Gwinnett County, Georgia; Bonneville County, Idaho; Canyon County, Idaho; Kootenai County, Idaho; Payette County, Idaho; Washington County, Idaho; Kenai Borough, Alaska; Boone County, Kentucky; Horry County, South Carolina; and the City of Virginia Beach, Virginia. Manatron GRM® implementations are underway in Sedgwick County, Kansas; the State of Minnesota; Washoe County, Nevada; Santa Fe, New Mexico; Beaufort County, South Carolina; Oconee County, South Carolina; Orangeburg County, South Carolina; Williamson County, Tennessee; and the City of Roanoke, Virginia. The iFramework toolset will allow the software to be more easily modified to include additional states as the Company enters new markets.

Since the Company's revenues are generated from contracts with local governmental entities, it is not uncommon for certain of its accounts receivable to remain outstanding for approximately three to four months, thereby having a negative impact upon cash flow.

Effective June 29, 2006, the Company amended its Credit Agreement with Comerica Bank. The amendment allowed the Company to borrow up to $10.0 million through April 1, 2007, after which point the amount available was reduced to $8.0 million. In addition, the Company's debt covenants were revised to account for its financial structure subsequent to the ASIX acquisition, which occurred on February 1, 2006. This agreement was renewed in August of 2007 for another year. As of January 31, 2008, the Company had approximately $2.9 million of borrowings outstanding under this credit agreement and was in compliance with the applicable covenants.

The Company anticipates that its line of credit, together with its existing cash balances and cash generated from future operations will be sufficient for the Company to meet its working capital requirements for at least the next 12 months.

The Company has executed several seller financed notes payable in connection with its recent acquisitions with the following maturities outstanding at January 31, 2008:

	Fiscal 2008	Fiscal 2009	Fiscal 2010

VisiCraft Systems, Inc.	$--	$267,875	$--

ASIX Inc.	--	200,000	200,000

Hart InterCivic, Inc.	1,285,257	--	--

Total	$1,285,257	$467,875	$200,000

On October 9, 2006, the Board of Directors authorized the Company to repurchase up to $1.0 million of the Company's common stock over the subsequent 12 months. The Company repurchased 7,130 shares under this program during the nine months ended January 31, 2008 at a price of $8.98 per share totaling $64,000.

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

The Company's primary market risk exposure is a potential change in interest rates in connection with its $8.0 million line of credit. As of January 31, 2008, there was $2,880,743 of borrowings outstanding under this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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

The Company did not repurchase any of its common stock during the third quarter of fiscal 2008.

Item 6.	Exhibits.

The following documents are filed as exhibits to this Report on Form 10-Q:

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among Manatron Intermediate Holdings, Inc., Manatron Merger Sub, Inc. and Manatron, Inc. dated as of January 14, 2008. Previously filed as Annex A to the Company's Proxy Statement filed with the Securities and Exchange Commission on February 20, 2008, and incorporated herein by reference.

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

MANATRON, INC.

Date: March 13, 2008	By	/s/ Paul R. Sylvester
Paul R. Sylvester Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer, and duly authorized signatory for the Registrant)

Date: March 13, 2008	By	/s/ G. William McKinzie
G. William McKinzie President and Chief Operating Officer

Date: March 13, 2008	By	/s/ Krista L. Inosencio
Krista L. Inosencio Chief Financial Officer (Principal Finance and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

2.1

Agreement and Plan of Merger by and among Manatron Intermediate Holdings, Inc., Manatron Merger Sub, Inc. and Manatron, Inc. dated as of January 14, 2008. Previously filed as Annex A to the Company's Proxy Statement filed with the Securities and Exchange Commission on February 20, 2008, and incorporated herein by reference.

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